Form 10QSB
period 1996-09-30
GRAND TOYS INTERNATIONAL INC
filed 1996-11-07
CIK 814463

FORM 10-QSB

Securities and Exchange Commission Washington, D.C.  20549

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September  30, 1996

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to	.

Commission File No. 0-22372.

GRAND TOYS INTERNATIONAL, INC.
(Exact name of Issuer as specified in its charter)

Nevada                                  87-0454155
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization          identification No.)

1710 Route Transcanadienne, Dorval, Quebec, Canada H9P 1H7
(Address of principal executive offices)

(514) 685-2180
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   {X}  No {   }

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of October
28,1996:  7,704,500.

Part I - Financial Information

Item 1.  Financial Statements

GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets
				                        September 30,		       December 31,
				                            1996, (Unaudited)	     1995
Assets

Current assets:
Accounts receivable           9,356,114           6,496,696
(net of allowance for
doubtful accounts;
1996 - $166,772;1995 - $74,228)
Inventory			                  5,064,889	   	      1,750,892
Prepaid expenses			             534,472		           157,107
Total current assets	        14,955,475           8,404,695

Equipment and leasehold
Improvements, net (note 3)	     409,573	    	       477,553
Total assets	              		15,365,048	         	8,882,248

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 4)	    7,049,123		        2,977,715
Trade accounts payable		       2,802,933		        1,934,948
Other accounts payable and
accrued liabilities			           801,972		          284,761
Royalties payable		    	         346,837		          250,462
Income taxes payable		           805,989	       	   286,618
Current portion of
long-term debt	                   16,446		           50,725
Total current liabilities	   	11,823,291	        	5,785,229

Long-term debt (note 5)		          4,385              4,390

Loans payable to a director
(note 6)	                        649,369		          931,090

Minority interest			                 100		              100

Stockholders' equity:
Capital stock (note 7)		            7,705		           7,705
Additional paid-in capital	   	10,393,432	      	10,422,574
Deficit			                    	(7,004,456)		     (7,839,474)
Cumulative currency translation
adjustment			                    (508,779)		       (429,366)
Total stockholder's equity		     2,887,903	    	  2,161,439

Commitments and contingencies
(notes 9 and 10)

Total liabilities and
stockholders' equity 		         15,365,048	     	 8,882,248

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Earnings, (Unaudited)

	       	Three months ended September 30,   	 Nine months ended	September 30,
                	      1996   		1995               1996 		        1995
	                               (Restated,                        (Restated,
                                note 1)                           note 1)
Net sales          	  8,391,261	 7,170,724	      18,144,695	   14,872,640

Cost of goods sold   	4,639,577 	4,323,786      	10,515,448	    9,288,848

Gross profit         	3,751,684 	2,846,937      	 7,629,247     5,583,792

Operating expenses:
Selling, general and
administrative       	2,362,030 	1,737,268        5,278,013 	   4,264,221
Interest 	        	     184,404    101,784          363,865	      301,614
Bad debt expense        161,159	    11,382          219,916        82,360
Depreciation and
amortization	            40,349	    39,963          103,921       177,821
Sub Total            	2,747,578 	1,890,398        5,965,714 	   4,766,016

Loss of non-consolidated
subsidiary company       	-  	  (3,198,680)           	- 	    	(4,781,377)

Earnings (loss) before
income tax provision
(recovery)	           1,004,106 (2,242,140)      	1,663,532    (3,963,601)

Income tax provision
(recovery)	             521,291   (896,856)	        828,513	   (1,585,440)

Net earnings (loss)	   	482,815 (1,345,284)         835,019	   (2,378,160)

Per common share (note 2):

Primary		                0.06	 	   (0.22)             0.11 	      (0.39)
Fully diluted	           0.05		    (0.22)             0.08        (0.39)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Cash Flows, (Unaudited)

			                               	   For the nine months ended  September 30,
					                                           1996    		       1995
                                                            (Restated, note 1)
Cash flows from operating activities:
Net earnings (loss)		                          	835,019	        	(2,378,160)
Items not affecting cash:
Depreciation and amortization	                 	103,921	           	117,821
Gain on disposal of equipment 	                	(25,407)           	(22,070)
Loss of non-consolidated subsidiary		              -	            	4,781,377

Changes in operating working capital items:
Increase in accounts receivable	            	(2,852,494)        	(2,588,660)
(Increase) decrease in inventory	           	(3,300,482)        	 1,141,123
Increase in prepaid expenses		                 (403,007)	          (159,370)
Increase in trade accounts payable		            863,110	            879,608
Increase (decrease) in other accounts
payable and accrued liabilities		               411,448	            (34,194)
Increase in royalties payable		                  97,087	            109,993
Increase in income taxes payable		              517,266	            327,991
Other					                                       11,680	             57,295
Net cash (used for) provided by
operating activities		                      	(3,741,860)         	2,232,754

Cash flows from financing activities:
Increase (decrease) in bank
indebtedness		                               	4,071,408            (289,802)
Repayment of long-term debt		                   (34,074)	           (22,046)
(Repayment) increase of loans payable
to a director				                              (255,798)	           894,875
Issuance of capital stock, net of issue
costs					                                      (29,142)	           510,685
Net cash provided by financing activities    	3,752,394           1,093,711

Cash flows from investing activities:
Additions to equipment 		                    	  (35,941)	           (94,513)
Proceeds on sale of equipment		                  25,407	             22,070
Investment in non-consolidated subsidiary         	-	           	(3,254,022)
Net cash used for investing activities	         (10,534)        	(3,326,465)

Net change in cash, being cash at
end of period			                                 	$ 0	              	$ 0
Supplementary disclosure of cash flow
information
Cash paid during the year for:
Interest			                                   	$363,865          $301,614
Income taxes		                                   		-   	            	-

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Stockholders' Equity (Unaudited)

             	                                       	Cumulative
	                            	Additional 	Retained		   Currency
		                Common	      Paid-In  		Earnings    Translation
	                 	Stock   		  Capital    (Deficit)    Adjustment  	Total
January 1, 1996		  7,705		 10,422,574	  (7,839,474)     (429,366)	  2,161,439

Net earnings for
the period	          -   	      	-		       835,019	        	-        	835,019

Share issue costs	  	-		      (29,142)	      	-   	        	-	        (29,142)

Foreign currency
adjustment          	-  		       - 		         -	          (79,412)	   (79,412)

September 30,
1996		             7,705		 10,393,432    (7,004,455)     (508,779)  2,887,903

See accompanying notes to consolidated financial statements

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated  Financial Statements (Unaudited)

Grand Toys International, Inc., a publicly held company, is organized under the laws of the state of Nevada. Its principal business activity, through Grand Toys Ltd., its wholly-owned indirect Canadian subsidiary, is the distribution of toys and related items.

1.Corporate reorganization:

Grand Group Inc., ("Grand Group"), an indirect subsidiary of Grand Toys International,Inc., started active operations in March 1994 and ceased operations in September 1995. In November 1995, an involuntary petition into bankruptcy was filed against Grand Group. Due to the fact that Grand Group is being liquidated in a Chapter 7 proceeding under the United States Bankruptcy Code and that a trustee has been appointed to oversee the liquidation, control no longer rests with Grand Toys International, Inc. Therefore the financial statements of Grand Group are not consolidated in these financial statements. As well, prior period figures, including those disclosed in the notes to the financial statements, have been restated to exclude Grand Group.

2.Significant accounting policies:

(a)Financial statement presentation

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 1996.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-KSB.

The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

(b)Principles of consolidation:

These consolidated financial statements, presented in US dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of Grand Toys International, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

(c)Inventory:

Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method.

(d)Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization methods and annual rates adopted by the Company are as follows:

Asset    				                 Method			                Rate

Computer equipment		          Declining balance 	      30%
Machinery and equipment		     Declining balance		      20%
Furniture and fixtures		      Declining balance		      20%
Trucks and automobiles		      Declining balance		      30%
Telephone equipment		         Declining balance		      30%
Leasehold improvements		      Straight-line    		Term of lease
                                                   plus one
                                                 renewal term

(e)Revenue:

Sales are recorded net of  merchandise returns.

(f)Foreign currency translation:

(i)Grand Toys Ltd., an indirect Canadian subsidiary, is classified as a self-sustaining foreign operation, with assets and liabilities translated into US dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows translated at the average exchange rate for the period. The resulting currency translation adjustments are accumulated and reported as a separate component of stockholders'equity.

(ii) Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

(g)Net earnings (loss) per common share:

Primary net earnings (loss) per common share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings (loss) (Note 7). Fully diluted net earnings (loss) per common share is similarly computed but includes the effect, when dilutive, of the Company's other potentially dilutive securities (Note 8). The Company's options and warrants are excluded from the 1995 computation due to their antidilutive effect during that period. The weighted average number of shares were as follows:


                      Three months		            Nine months
                 Ended September 30, 		     Ended September 30,
                  1996		       1995	        	1996		       1995

Weighted Average number of Shares Outstanding:

Primary		         7,592,000	   6,108,700	    7,592,000	   6,108,700
Fully diluted	   12,861,154	   6,108,700	   12,861,154	   6,108,700


3.Equipment and leasehold improvements:

                    		      September 30, 1996		       December 31, 1995
		                              Accumulated			             Accumulated
		                          Cost		     Depreciation	   Cost		     Depreciation
Computer equipment	         679,590		  499,750		       627,782		  453,742
Machinery and equipment	    377,903		  326,487		       382,839		  323,648
Furniture and fixtures		    505,504		  445,466		       513,444		  436,760
Trucks and automobiles	      89,722		   80,677		       191,591		  151,846
Telephone equipment	         42,916		   35,145		        42,957		   33,807
Leasehold improvements	     361,134		  259,660		       356,886		  238,143
Total		                   2,056,768	 1,647,195      	2,115,499	 1,637,946

Net book value		                 409,573				               447,553

4.Bank indebtedness:

On March 28, 1996, Grand Toys Ltd. signed a banking agreement with a new lending institution. The Company now has a secured line of credit of $9,545,000 (C$13,000,000) to enable it to meet its plans for growth in 1996. Grand Toys Ltd. may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand Toys Ltd. bear interest at prime plus 1 1/2%. The term of the loan is three years and guaranteed by Grand Toys International, Inc.

5.Long-term debt:

                                         				September 30, 		December 31,
				                                             1996			         1995
Loans payable, unsecured,bearing interest       20,831         55,115
at the rate of 7% per annum, payable in
blended monthly installments of $4,415 of
principal and interest, due January 1, 1997
Amount due within one year	                    (16,446)			    (50,725)
Total                                        				4,385			       4,390

6.Loans payable to a director:

The loans payable to a director bear interest 12% per annum. Pursuant to the new banking agreement detailed in note 4 the loan payable to a director may be repaid at C$ 150,000 per month until fully repaid, provided certain collateral covenants are met.

7.Capital Stock:

(a)Authorized capital:

50,000,000, $0.001 par value voting common stock

5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.
(b)Issued and outstanding:

			                             	September 30,		December 31,
				                                1996			        1995
[S]                                 [C]            [C]
7,704,500 common shares		           7,705			       7,705

8.Stock options and warrants:

The Company has a stock option plan (the "Option Plan") which provides for the issuance of up to 1,500,000 options to acquire the common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-Statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

The Company has granted Options outside the Option Plan and has also issued warrants as follows:

                   	Employee
                    Stock     Other 		       				               Exercise
                    Option		  Stock					        	               Price Per
Details		           Plan		    Options    Warrants    Total      Share
Outstanding,
December 31, 1995	  900,500		 3,115,000	 1,600,000	  5,615,500	 $1.19 - $12.00

Granted in 1996	     88,500	 	2,415,054	    -       	2,503,554	 $1.47 - $1.53

Cancelled in	1996	 (666,500)  (755,000)     -       (1,421,500) $2.06 - $4.38

Exercised in 1996	    	-		        -	        -            	-         		-

Outstanding,
September 30, 1996	 322,500   4,775,054  1,600,000	  6,967,554

Of the options granted in 1996, 2,127,554 options granted to certain officers and directors of the Company are subject to increase or decrease based upon changes in the number of shares of the Company's Common Stock from time to time outstanding so that the percentage of the issued and outstanding capital stock represented by such options remains constant.

9.Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1996			       88,000
1997			      433,000
1998			      436,000
1999			      205,000
Thereafter	 	779,000
Total 			  1,941,000


Rent expense for the periods ended September 30, 1996 and 1995 amounted to $129,795 and $176,835 respectively.

10. Contingencies:

(a) (i)A petition for injunction against the Grand Toys Ltd. with respect to an alleged infringement of a toy character has been filed. In the opinion of management, the case should be settled, however, at this point in time it is difficult to ascertain restimate the value of the settlement.

(ii)A lawsuit for alleged breach of contract has been filed against Grand Toys Ltd. by a sales representative. In the opinion of management, the case should be settled, however, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.

(b) Grand Toys Ltd. is also contingently liable for letters of credit of approximately $1,162,000 as at September 30, 1996.

11.Subsequent Events

In October 1996, 100,000 options were issued to an outside director


Item 2.  Management's Discussion and Analysis or Plan of Operation


Grand Toys International, Inc., through its Canadian subsidiary, Grand Toys Ltd. ("Grand Canada"), has been engaged in the toy business in Canada for over 35 years and currently distributes a wide variety of toys throughout Canada.

Results of Operations

                      		Three months ended	       	Nine Months Ended
		                         September 30, 			         September 30,
		                      1996		        1995		       1996		       1995

Net sales	              100.00%	      100.00%	     100.00%	     100.00%
Cost of goods sold		    55.29		       60.30		      57.95		      62.46
Gross profit	           44.71		       39.70		      42.05		      37.54

Operating expenses:
Selling, general and
administrative	         28.15	       	24.23	       	29.09		     28.67
Interest		               2.19		        1.42		        2.01		      2.03
Bad debt expense		       1.92		         .16		        1.21		       .55
Depreciation	             .48		         .56		         .57		       .79
Total operating
expenses		              32.74         26.36         32.88       32.05
Earnings before
unusual item	           11.97		       13.34          9.17		      5.49

Loss of non-consolidated
subsidiary	               -		         44.61         		-		       32.15

Earnings (loss) before
income taxes		          11.97		      (31.27)		       9.17	    	(26.66)

Net earnings (loss)		    5.75%		     (18.76)%	       4.60%		   (15.99)%

Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1995.

Net earnings (loss). Net earnings were $482,815 for the third quarter of 1996 compared to a net loss of $1,345,284 for the same period last year. The increase of $1,828,099 in net earnings was mainly due to an increase in sales and gross profit, and the elimination of the effect of the loss in the Company's non-consolidated subsidiary in 1995.

Net sales. Net sales increased by $1,220,537 or by 17% over net sales during the third quarter of 1995.The higher net sales volume was attributed to increased sales in the Oddzon (Koosh), Tiger Electronics (Hand Held Electronic Games), and Toy Biz (Marvel) product lines. Due to the strength of the Company's product line , the third quarter of 1996 benefited by earlier shipments, resulting in increased sales as compared to the same quarter last year.

Gross profit. Gross profit for the Company increased by $904,746 or from 39.70% of sales to 44.71% of sales over the third quarter of last year. The increase in gross profit percentage was due to the sales mix in the product line and the Company's continuous efforts to decrease the cost of goods sold.

Selling, general and administrative.    The increase in selling, general and
administrative expenses of $624,762 over the third quarter of 1995 was mainly due to increases in advertising, salary, bad debt and bank charges.

Interest expense.    Interest expense increased as a result of the higher loan
balance to fund the increase in sales.


Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995.

Net earnings (loss). Net earnings were $835,019 for nine months of 1996 compared to a net loss of $2,378,160 for the same period last year. The increase of $3,213,179 in net earnings was mainly due to an increase in sales and gross profit, and the elimination of the effect of the loss in the Company's non-consolidated subsidiary in 1995.

Net sales. Net Sales for the first nine months of 1996 increased by $3,272,055 or by 22% over the same period last year. The higher sales volume was attributed to increased sales in the Oddzon (Koosh), Unice (Balls), Intex (Inflatables), Tiger Electronics (Hand Held Electronic Games) and Toy Biz (Marvel) product lines. The strength of the Company's product line resulted in increased sales as compared to the same period last year.

Gross profit. Gross profit increased by $2,045,455 or 37% over the nine months ended September 1995. This increase was primarily attributable to the increase in net sales by the Company. The increase in gross profit percentage was due to the sales mix in the product line, and the Company's continuous efforts to decrease the cost of goods sold.

Selling, general and administrative. Selling, general and administrative expenses increased by $1,013,792 over the same period last year. The increase is mainly due to increases in advertising, salaries, bad debts, and bank charges.

Interest expense.    Interest expense increased as a result of the higher loan
balance to fund the increase in sales.


Liquidity and Capital Resources


The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

On March 28, 1996 Grand Canada entered into a banking arrangement with a new lending institution. Grand Canada now has a secured line of credit of C$13,000,000 to enable it to meet its plans for growth in 1996. Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand Canada bear interest at prime plus 1 1/2%. The term of the loan is three years. The loan is guaranteed by Grand Toys International Inc. The first drawdown under the new arrangement occurred in April 1996 at which time the old credit facility was terminated.

Accounts receivable at September 30, 1996 were $9,356,114 compared to $6,496,696 at December 31, 1995. This increase is directly related to the increased sales volume of $3,272,055. Inventory was $5,064,889 at September 30, 1996 compared to $1,750,892 at December 31, 1995. Inventory is historically at it's highest level as of the end of the third quarter, in anticipation of the fourth quarter shipments. Working capital increased from $2,619,466 at December 31, 1995 to $3,132,184 at September 30,1996. Net cash used for operating activities was $3,741,860 in 1996 compared to net cash provided by operations of $2,232,754 in 1995 and cash used for additions to equipment was $35,941 compared to $94,513 in 1995.

Grand Canada's level of accounts receivable is subject to significant seasonal variations due to the seasonality of sales and is typically highest at the end of the year. As a result, Grand Canada's working capital requirements are greatest during its third and fourth quarters.

During 1995 the Company issued 1,680,000 shares of its Common Stock in private transactions under Regulation S pursuant to which it received gross proceeds of $835,000.

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents, are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing. Management believes that the Company has sufficient funding for the balance of this year and 1997.

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GRAND TOYS INTERNATIONAL, INC.
(Registrant)


/s/ Stephen Altro
Stephen Altro
President and Director
Date:  October  28, 1996(Chief Executive Officer)


/s/ Ron Goldenberg
Ron Goldenberg
Vice-President and Director
(Chief Accounting Officer and
Date:  October 28, 1996Chief Financial Officer)