Form 10QSB/A
period 1996-09-30
GRAND TOYS INTERNATIONAL INC
filed 1997-03-26
CIK 814463

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               SEP-30-1996
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                9,356,114
[ALLOWANCES]                                   166,772
[INVENTORY]                                  5,064,889
[CURRENT-ASSETS]                            14,955,475
[PP&E]                                         409,573
[DEPRECIATION]                                 103,921
[TOTAL-ASSETS]                              15,365,048
[CURRENT-LIABILITIES]                       11,823,291
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         7,705
[OTHER-SE]                                   2,880,198
[TOTAL-LIABILITY-AND-EQUITY]                15,365,048
[SALES]                                     18,144,695
[TOTAL-REVENUES]                            18,144,695
[CGS]                                       10,515,448
[TOTAL-COSTS]                               10,515,448
[OTHER-EXPENSES]                             5,601,849
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             363,865
[INCOME-PRETAX]                              1,663,532
[INCOME-TAX]                                   828,513
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   835,019
[EPS-PRIMARY]                                     0.11
[EPS-DILUTED]                                     0.08