Form 10KSB
period 1996-12-31
GRAND TOYS INTERNATIONAL INC
filed 1997-03-26
CIK 814463

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10 - KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended 			December 31, 1996

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from 			 to

Commission file number 0-22372

Grand Toys International, Inc.
(Name of small business issuer as specified in its charter)

Nevada						87-0454155
(State or  other jurisdiction of			(I.R.S. Employer Identification No.)
incorportaion or organization)

1710 TransCanada Hwy, Dorval, Quebec, Canada, H9P 1H7
(Address of principal executive offices)
(Zip Code)

Issuer's telephone number, including area code 	(514) 685-2180

Securities registered pursuant to Section 12 (b) of the Exchange Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange Act:
Common Stock $.001 par  value
Common Stock Redeemable Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X	  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the year ended December 31, 1996 were $27,646,251.

The number of shares outstanding of the Issuer's common stock is 7,887,986 (as of February 28, 1997).

The aggregate market value of the voting stock held by non affiliates of the issuer was approxmiately $5,898,000 (as of February 28, 1997).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Grand Toys International, Inc. 1997 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Issuer's fiscal year (incorporated into Part III).

Transitional Small Business Disclosure Format:  Yes    No  X

PART  I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: This form 10-KSB of Grand Toys International, Inc (the "Company") contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects", "estimates" or "beleives", are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-KSB.

ITEM 1.	DESCRIPTION OF BUSINESS

INTRODUCTIONS

Grand Toys International, Inc. (the "Company"), through its Canadian subsidiary, Grand Toys Ltd. ("Grand Canada"), has been engaged in the toy business in Canada for over 36 years and currently distributes a wide variety of toys throughout Canada. Grand Canada's toy business consists of two areas of operation: (i) the importation and distribution throughout Canada, on an exclusive basis, of a wide variety of well-known toy products designed and manufactured throughout the world; and (ii) the sale of toy products featuring popular characters licensed to the Company. Through a United states subsidiary, Grand Group Inc. ("Grand US"), the Company had commenced sales of a proprietary line of toy products in the United States and abroad in the first quarter of 1994. Due to continued operating losses and a lack of sufficient capital, Grand US ceased operations in September 1995. On January 4, 1996 an order for relief under Chapter 7 of the United States Bankruptcy code was entered against Grand US. A trustee was appointed at that time to supervise the liquidation of Grand US's remaining assets.

Unless the context otherwise requires, references herein to "Grand Toys" or the "Company" include Grand Toys International, Inc., its subsidiary, Grand Toys (U.S.) Ltd., Grand Canada, and Grand Concepts Inc which are subsidiaries of Grand Toys (U.S.) Ltd.

Grand Concept Inc was incorporated in November 1996 and did not commence active business until 1997. Grand Concepts will distribute various accessories including backpacks, duffels, handbags and rainwear.

PRODUCTS

Grand Canada imports for distribution in Canada select toys from toy manufacturers who design, develop and manufacture such toys. These toys are generally the same products that such manufacturers market and sell in other countries. In determining which toys to import, Grand Canada examines such factors as consumer acceptance of the particular toys in other countries, Canadian consumer tastes based on similar toys distributed previously in Canada and the potential demand for such toys by Grand Canada's customers, which is partly determined in advance by exhibiting products to its customers prior to ordering the product from the toy manufacturer.

The following table sets forth certain toy manufacturers whose toys Grand Canada distributes in Canada, the type of toys of such manufacturer and the price range within which Grand Canada sells such toys to retailers.

                             Toy Products Distributed
Toy Manufacturer             by the Company              Product Price Range ($)

Arbor Toys (US)              Girls accessories           4.10 - 37.00
Fairland Toys (Hong Kong)    Fashion dolls               0.90 - 11.95
Industrias Salver (Mexico)   Balls                       0.65 - 2.95
Intex (Taiwan)               Inflatable water toys       0.55 - 105.00
Krakpol (Poland)             Toy tool sets               11.95 - 38.25
Oddzon Products (U.S.)       Koosh products              1.50 - 20.90
Processed Plastic (U.S.)     Plastic beach & sand toys,
                             ride-on vehicles & others   0.60 - 37.95
Spectra Star Toys (U.S.)     Kites                       0.60 - 9.00
Tiger Electronics (U.S.)     Games, dolls, hand-held
                             games, electronic diaries   7.10 - 115.00
Toy Biz (U.S.)               Male action figures, dolls  4.95 - 48.50
Unice S.A. (Spain)           Balls                       1.80 - 3.35


DESIGN AND DEVELOPMENT

As is common in the toy industry, Grand Canada receives numerous toy concepts from unaffiliated third parties for new products. Grand Canada does not employ its own inventors of new toy concepts but if it accepts and develops a person's concepts for new toys, it will pay royalties on the toys developed from such concept that are actually sold.

All safety testing of the Company's products is done by the manufacturers at the manufacturers' factories and is designed to meet certain safety regulations imposed by the Canadian governmental authorities. The Company also monitors quality assurance procedures for its products for safety purposes at its warehouse facilities.

SOURCES OF MANUFACTURING

Grand Canada does not manufacture any of the toy products it distributes. The toy products are imported and warehoused at the Company's facilities and subsequently distributed to its customers across Canada.

Approximately 91% of Grand Canada's gross sales in 1996 were of toys supplied by the following four manufacturers: Tiger Electronics, Inc., Toy Biz, Processed Plastic and Intex Corp. whose toys, respectively, accounted for 39%, 36%, 9%, and 7% of 1996 gross sales. Other than such manufacturers, no products of Grand Canada from any other supplier accounted for more than 5% of gross sales in 1996.

The imported toy products are manufactured for Grand Canada by unaffiliated third parties principally located in Canada, Mexico, Spain, Poland, the United States, China, Hong Kong and Taiwan. The manufacturers are chosen by Grand Canada on the basis of price, availability of payment terms, quality, reliability and the ability of a manufacturer to meet Grand Canada's delivery requirements. The use of third-party manufacturers enables Grand Canada to avoid incurring fixed manufacturing costs but reduces its ability to control the timing and qaulity of the manufacturing process. Delays in shipments or defects in material could result in a loss of sales, which could have a material adverse effect on Grand Canada. All manufacturing services performed overseas are paid for by either letter of credit or wire transfer. Payment for such manufacturing is made only upon the proper fulfillment of terms established by Grand Canada such as adhering to product quality, design, packaging and shipping standards and proper documentation relating
thereto.  Most product purchases are paid for in U.S. dollars.   To date,
Grand Canada has not experienced any material delays in the delivery of its prodcuts or any material defects in the products manufactured for it. Grand Canada's ability to have its products manufactured outside Canada could be affected by political or economic disruptions, including labor strikes and disruptions in the shipping industries.

Although Grand Canada believes that alternative sources of supply are available, any serious disruption could materially impair Grand Canada's ability to deliver products in a timely manner. To date, Grand Canada has not experienced any problems as a result of any political or economic disruptions.

Although Grand Canada does not supervise the day-to-day manufacturing of its products, prior to the commencement of manufacturing, Grand Canada and the manufacturer work together on designing a prototype of the specific product. The manufacturer is contracturally obligated to manufacture the products in accordance with the specifications of the prototype.

Grand Canada is not a party to any long-term supply or requirement agreements with any specific manufacturer or supplier. Grand Canada employs
a large number of toy manufacturers.   Such manufacturers  may subcontract
for the manufacture of components of the products they make for Grand Canada with third parties, none of whom are affiliated with Grand Canada.

The principal raw materials used in the production and sale of Grand
Canada's products are plastics, printed fabrics and paper products, all of which are currently available at reasonable prices from a variety of sources. Because Grand Canada does not manufacture any of its products, it does not own any specialized tools or other production equipment.

Grand Canada maintains space in the same building in suburban Montreal, Canada, where the Company's and Grand Canada's executive offices are maintained for warehouse, packaging and distribution purposes. Grand Canada also maintains an inventory of its products at such facilities enabling it to respond quickly to customer orders.


LICENSING AND DISTRIBUTION AGREEMENTS

CHARACTER LICENSES. Grand Canada's product line includes products featuring well-known character properties created by others. In order to obtain the right to manufacture and sell toy products featuring such character properties, Grand Canada enters into license agreements with the owners of such properties . Under the terms of the character property license agreements Grand Canada pays royalties to licensors that generally range from 5% to 12% of sales of the toys utilizing such character properties. To the extent competition increases among toy companies to obtain character property licenses, Grand Canada may encounter increased difficulty in obtaining certain character licenses and may be required to pay greater minimum guaranteed royalty amounts for them.

Generally, Grand Canada's character property license agreements provide it with the exclusive right to sell only specific products featuring the particular character property and limit the territory in which such products may be sold to Canada. Typically, each such license agreement extends for one to three years and may be renewable upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license.

The following table sets forth certain of Grand Canada's character licenses, the licensor of such character property and the toy products that Grand Canada markets featuring such character property:


Character Property	        Licensor	              Product of Grand Canada
                                                  Featuring Such Property
101 Dalmatians	            Disney	                Kites, Hand-Held Games,
                                                  Inflatables
Barbie	                    E.M.G.	                Girls' accessories
Batman	                    Warner Bros.	          Kites, balls, discs
Cinderella	                Disney	                Hand-held games
                                                  Donald Duck, Daisy, Goofy,
                                                  Pluto	Disney	Pools, Balls,
                                                  Kites
Looney Tunes	              Warner	                Kites, Balls
                                                  Mickey Mouse, Minni Mouse
                                                  Disney	Pools, Ball, Kites
Pepsi	                     Pepsico	               Balls
Pocahontas	                Disney	                Hand-held games, kites,
                                                  balls, inflatables
Sailor Moon	               G-Squared	             Balls
Star Wars	                 Lucas Films	           Kites, Hand-Held Games
Winnie The Pooh	           Disney	                Balls, Hand-Held Games,
                                                  Koosh, Plastics

No one particular character property license resulted in sales in excess of 5% of Grand Canada's sales for the year ended December 31, 1996, and the loss of any one such license would not have a material adverse effect on Grand Canada's operations.

LICENSE AND DISTRIBUTION ARRANGEMENTS WITH TOY MANUFACTURERS. Grand Canada has written license and distribution arrangements with two of the approximately fifteen toy manufacturers from whom it imports toys for distribution in Canada. Grand Canada selects products from a master product list provided to it by the manufacturer. The purchase price, depending on the arrangement with the supplier, consists of a fixed payment per toy, a royalty fee based on gross sales of the products by Grand Canada in Canada or a combination of the two. Pursuant to these agreements, Grand
Canada obtains the exclusive right to import and distribute throughout Canada the toy products selected by it. Where agreements have been entered into, they generally extend for one to five years and are generally exclusive for a specified product or product line. Generally, under such agreements and arrangements, Grand Canada is responsible for arranging and paying for shipping and other related costs and expenses. Delivery of products generally takes approximately one to five weeks.


MARKETING, SALES AND DISTRIBUTION

Grand Canada distributes its toy products throughout Canada through its own sales representatives. Purchasers of the products include retail chain stores, department stores, toy specialty stores and wholesalers. Grand Canada's five largest customers are Toys "R" Us, Wal-Mart, Zellers, Sears and K Mart, which for the year ending December 31, 1996 accounted for approximately 26%, 21%, 13%, 9% and 5%, respectively, of gross sales for such period. No other customer accounted for more than 5% of gross sales in 1996. Other than purchase orders from its customers, Grand Canada does not have written agreements with its customers but sells products to customers on open account with payment terms typically varying from 30 to 90 days. The termination by one or more of the customers identified above of its relationship with Grand Canada could have a material adverse effect on the Company.

Although Grand Canada's policy is not to sell any of its products on consignment, in accordance with industry practice it may sell, on a case-by-case negotiated basis, its products on a partial consignment basis. To date, consignment sales have been insignificant.

Grand Canada employs a sales and marketing staff of eight people, including its senior management and seven sales persons who make on-site visits to customers for the purpose of soliciting orders for products. It markets products at major and regional toy trade shows in Canada. In addition, Grand Canada maintains showrooms in its suburban Montreal and Toronto facilities where it exhibits its toy products to customers.

Grand Canada directly, or through its salespersons, takes written orders for its products from its customers and arranges for the manufacture of its products as discussed above. Cancellations are generally made in writing and appropriate steps are taken to notify its manufacturers of such cancellations.

Returns are generally not accepted, although consistent with industry practices, exceptions to this policy are made on a case-by-case negotiated basis.

Grand Canada generally ships products to customers within six months of the
date an order is received.    The backlog at February 28, 1997 and February
29, 1996 was Canadian $ 4,060,452 and Canadian $ 3,783,774, respectively. Backlog generally represents written customer orders that will be shipped within four months. Because customer orders may be canceled at any time without penalty, the Company believes that backlog may not accurately indicate sales for any future period.

PRODUCT LIABILITY

The Company maintains product liability coverage for Grand Canada's operations in the aggregate amount of Canadian $4,000,000. The Company has not been the subject of any product liability litigation.


COMPETITION

The toy industry is highly competitive and sensitive to changing consumer preferences and demands. Grand Canada competes in Canada with many companies with toy products that are better known than those distributed by Grand Canada. Some of Grand Canada's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than Grand Canada; as well as greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those distributed by Grand Canada. Grand Canada competes with, among others, Irwin Toys Ltd, Hasbro Inc., Mattel Inc., and Tyco Inc.


GOVERNMENT REGULATION

Grand Canada is subject to the provisions of various laws, certain of which have been enacted by the Federal Government of Canada and others which have been enacted by the government of the Province of Quebec and other Canadian provinces. The laws of the government of Canada to which the Company is subject include the Hazardous Products Act which empowers the government to protect children from hazardous toys and other articles. Under that legislation the government has the authority to exclude from the market those articles which are found to be hazardous. Grand Canada is also subject to the Consumer Packaging and Labeling Act enacted by the government of Canada, which legislation prohibits the importing into Canada of prepackaged items, and which prohibits the sale or import or advertising in Canada of items which have misleading information on their label. The legislation enacted by the government of the Province of Quebec to which Grand Canada is subject includes the Consumer Protection Act which prohibits the sale of hazardous toys and other articles, as well as requiring proper labeling and instructions to be included with the item to be sold, the Charter of the French language which requires that all labeling and instructions appear in the French language, and the Upholstery and Stuffed Articles Act, which requires that stuffed articles conform to hygienic norms and which obliges companies to take measures against contamination during transportation and storage. Similar laws exist in several cities and provinces throughout Canada and in many jurisdictions throughout the world.

Grand Canada maintains a quality control program to ensure compliance with all applicable laws.

EMPLOYEES

As of December 31, 1996, the Company employed 42 full-time persons, including three executive officers, and 2 contract employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2. 	DESCRIPTION OF PROPERTY

The Company's principal executive offices are located in an approximately 105,000 square foot facility located at 1710 Route TransCanadienne, Dorval, Quebec, Canada, a suburb of Montreal. Of the space leased at such location, Grand Canada uses approximately 65,000 square feet for offices, showroom, assembling, packaging, warehousing and distribution. Grand Canada, in 1995, sub-let 40,000 square feet of this facility to an unrelated party because the space was excess to its needs. The lease for the entire premises expires on December 1, 1998 but Grand Canada has the right to extend the lease for an additional five-year period. The current monthly rent is Canadian $25,000
(a pro-rata share is paid by sub-lessee) and in the extension period will be increased each year by a percentage that is equal to 75% of the percentage increase in the consumer price index for the greater Montreal area. Grand Canada also leases, pursuant to a lease expiring on December 31, 2000, approximately 9,000 square feet of showroom and office space at 6427 Northam Drive, Mississauga, a suburb of Toronto, Canada, at a current rental of approximately Canadian $6,900 per month.

The Company believes that its current facilities are satisfactory for its present needs and that insurance coverage is adequate for the premises.

ITEM 3.  LEGAL PROCEEDINGS

On November 30, 1995, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Grand US in the Bankruptcy Court (the "Bankruptcy Proceeding"). On January 4, 1996, the United States Bankruptcy court for the Southern District of New York entered an order for relief under Chapter 7 of the United States Code and a trustee was appointed to supervise the liquidation of Grand US. To date, no other proceedings have occurred in connection with the Bankruptcy.

Other than discussed above or in Note 12 to the Company's Consolidated Financial Statements included elsewhere herein, the Company is not a party to , nor is it aware of, any other pending litigation of a material nature.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ SmallCap Stock Market under the symbol "GRIN". The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from January 1, 1995 through December 31, 1996 as reported by NASDAQ, which represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Common Stock	                  Representative
                               Bid Prices
1995                           High	          Low
First Quarter                  $3  1/4        $1
Second Quarter                 $2  3/4        $1 3/4
Third Quarter                  $3  7/8        $1 9/16
Fourth Quarter	                $2  3/16	      $1

1996
First Quarter	                 $2  5/16	      $1
Second Quarter	                $2  1/8	       $1  3/16
Third Quarter	                 $1  3/8	       $   7/8
Fourth Quarter	                $1  9/16	      $  25/32

At February 28, 1997 there were approximately 185 record holders of the Company's Common Stock. However those shares being held at various clearing houses, including Cede & Company, have not been broken down. Accordingly, the Company believes there are numerous beneficial owners of the Company's Common Stock and Redeemable Warrants whose shares are held in "street name".

During the past two years the Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company intends to retain earnings, if any, for use in its business. Any dividends that may be declared in the future will be determined by the Board of Directors based upon the Company's financial condition, results of operation, market conditions and other factors that the board deem relevant.

In December 1996, the Company issued 183,486 of Common shares without registration under the Securities Act. The shares were issued to four persons in settlement of a litigation against the Company. The shares issued had a value of $1.125 per share on the date of issue. The shares issued were exempt from registration under section 4(2) of the Securities Act as they were not issued in a transaction involving a public offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

Net sales consist of sales of products to customers after deduction of customer cash discounts, volume rebate allowances and returns of merchandise. Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product, a currency adjustment (if applicable), duty and other taxes and freight and brokerage charges. Royalties to Grand Canada's suppliers not contingent upon the subsequent sales of the suppliers' products are included in the price paid for such products.

Major components of selling, general and administrative expenses include payroll and fringe benefits; advertising expense, which includes the cost of production of television commercials and the cost of air time; advertising allowances paid to customers for co-operative advertising programs; and royalty expense. Royalties include payments by Grand Canada to licensors of character properties and to manufacturers of its toy products if such payments are contingent upon subsequent sales of the products. Royalties are usually a percentage of the price at which the product is sold and are payable once a sale is made.

Accounts receivable are receivables net of an allowance for doubtful accounts. The allowance is adjusted periodically to reflect the current status of receivables. Management believes that current reserves for doubtful accounts are adequate. Sales of product to retailers and distributors are on an irrevocable basis. Consistent with industry practices, Grand Canada may make exceptions to this policy on a case-by-case negotiated basis. Inventory is comprised of finished goods at landed cost.

All amounts are in US$ unless otherwise noted.

RESULTS OF OPERATIONS

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:


                        						For the Twelve Months Ended December 31,
	                             1996	            1995	            1994
Net sales	                    100.00%	         100.00%          100.00%
Cost of sales	                58.57	           61.56	           64.49
Gross profit	                 41.43	           38.44	           35.51
Operating expenses:
Selling, general and
administrative	               31.98	           35.26	           33.75
Bad debt expense	               .97	            0.65	            1.00
Depreciation and
amortization	                   .51	            0.64            	0.85
Interest	                      1.91            	2.13            	2.35
Total operating expenses	     35.71	           38.68	           37.95

Loss in non consolidated
subsidiary company	            -              	12.82           	24.06

Earnings (loss) before
income taxes	                  6.06	          (13.06)	         (26.51)

Net earnings (loss)	           2.14%	         (14.31%)	        (26.51%)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995.

Net Earnings (Loss).	Net earnings for 1996 were $591,370 or $0.08 per share
as compared to a net loss of $3,255,747 or $0.51 per share in 1995. The improvement was attributable to the shut down of the Company's United States operating subsidiary, Grand US, in 1995 and to the incresed profitability of the Canadian operation in 1996. The Canadian operation which reported pre-tax income of $536,553 in 1995 reported pre-tax income of $1,834,816 in 1996 or an increase of $1,298,263. In 1995 the, Company recorded a loss in its non-consolidated subsidiary, Grand US, of $2,917,582 as compared to nil in 1996.

Net Sales. Net sales in 1996 were $27,646,251 an increase of $4,890,922 over 1995 net sales of $22,755,329 or by approximately 21.5%. The strength of Grand Canada's product line coupled with effective advertising and promotion programs to drive and support the sales had a major impact on net sales in 1996. The product lines that primarily contributed to the sales increase were: Toy Biz, which included "Spiderman", "X Men", "Hulk" and "Baby
Tumbles" and "Take Care of Me Twins"; Tiger Electronics Inc., which included hand held electronics games, children's electronic diaries and the "Talkboy" cassette players; and the Intex "Wet Set" inflatables line which is a line of inflatable pools, air mattresses and other water related accessories.

Gross Profit. Gross profit increased by $2,706,907 from $8,747,778 in 1995 to $11,454,685 in 1996. The gross profit increased as a direct result of the increase in sales as well as an increase in the gross profit as a percentage of sales which increased by approximately 3% in 1996. The sales mix shifted to products with a higher gross profit percentage.

Selling, General and Administrative. These expenses were $8,841,435 in 1996 compared to $8,023,151 in 1995. The increase in this category is due primarily to the increase in advertising and promotion expenses. The expenditure on advertising and sales promotion was increased to drive the increased sales that the Company experienced. Both television advertising expense and cooperative advertising rebates to customers were increased. Further, legal expense increased significantly as a result of the settlement made in 1996. However, as a percentage of sales, selling general and administrative expenses decreased by 3.28% to 31.98% in 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31, 1994.

Net Loss. Net loss for 1995 was $3,255,747 or $0.51 per share as compared to a net loss of $4,395,927 or $0.79 per share in 1994. The improvement was attributable to the shut down of the Company's United States operating subsidiary, Grand US, in 1995 and to the turnaround in Canadian operation in 1995. The Canadian operation which incurred a pre-tax loss of $405,464 in 1994 reported pre-tax income of $536,553 in 1995 or an increase of approximately $942,000.

Loss in non-consolidated Subsidiary Company. The Company recorded a loss in its non-consolidated subsidiary, Grand US, of $2,917,582 in 1995 compared to a loss of $3,990,463 in 1994. Due to the liquidation of Grand US under bankruptcy court supervision, its results of operations are included on one line only in the statements. The total investment in Grand US has been entirely written off in the 1995 financial statements.

Net Sales. Net sales in 1995 were $22,755,329 an increase of $6,171,207 over 1994 net sales of $16,584,122 or approximately 37%. The strength of Grand Canada's product line coupled with effective advertising and promotion programs to drive and support the sales had a major impact on net sales in 1995. The product lines that primarily contributed to the sales increase were: Toys Biz, which included "Spiderman", "X-Men", The "Fantastic Four", and the "Baby Tumbles" Doll; Tiger Electronics Inc., which included hand held electronics games, children's electronics diaries and the "Talkboy" cassette players; and the Intex "Wet Set" inflatables line which is a line of inflatable pools, air mattresses and other water related accessories.

Gross Profit. Gross profit increased by $2,858,820 from $5,888,958 in 1994 to $8,747,778 in 1995. The gross profit increased as a direct result of the increase in sales as well as an increase in the gross profit as a percentage of sales which increased by approximately 3% in 1995. The sales mix shifted to products with a higher gross profit percentage.

Selling, General and Administrative. These expenses were $8,023,151 in 1995 compared to $5,596,452 in 1994. The increase in this category is due primarily to the increase in advertising and promotion expenses. The expenditure on advertising and sales promotion was increased to drive the increased sales that the Company experienced. Both television advertising expense and cooperative advertising rebates to customers were increased.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

In May 1994 the Company sold in an underwritten public offering 1,150,000 shares of its Common Stock at $6.00 per share and Redeemable Warrants at a purchase price of $.10 per Redeemable Warrant to purchase up to an additional 1,150,000 shares of Common Stock of the Company at an exercise price of $8.00 per share. The Company received net proceeds of $5,027,206 from such offering. The Redeemable Warrants are redeemable by the Company at a price of $.10 per warrant provided the Common Stock is trading at price of $9.60 per share for certain periods of time.

During 1995 the Company issued 1,680,000 shares of its Common Stock in private transactions under Regulation S pursuant to which it received gross proceeds of $835,000.

In March 1996 Grand Canada entered into a new three year banking arrangement with a new lending institution. Grand Canada now has a secured line of credit of Canadian $13,000,000 or its US$ equivalent to enable it to meet its plans for growth in the future. Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand Canada bear interest at prime plus 1 1/2%. The term of the loan three years and it is not repayable on demand. The loan is guaranteed by the Company.

Accounts receivable at December 31, 1996 were $5,229,177 compared to $6,496,696 at December 31, 1995. The decrease was due to increased collections. Inventory at December 31, 1996 increased by $803,492 from a year earlier.

Working capital increased from $2,619,466 at December 31, 1995 to $2,950,379 at December 31, 1996. Net cash provided by operating activities was $1,732,057 in 1996 compared to $1,581,159 in 1995 and cash for additions to equipment was $79,256 compared to $107,694 in 1995.

Grand Canada's level of accounts receivable is subject to significant seasonal variations due to the seasonality of sales. As a result, Grand
Canada 's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories and guarantees and advance payments increase as a result of growth of Grand Canada's business, Grand Canada could require additional working capital to fund its operations. Sources of such funding include cash flow from operations, drawings on the financing facilities, or sales of additional equity or debt securities by the Company.

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficent to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financings and additional public or private debt or equity financings. Management believes that the Company has sufficient financing at the present time to meet its 1997 forecast.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTABTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not available.

PART III

Reger to PART IV.


PART IV

The information required by Part III (Items 9 through 12) is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to regulation 14A within 120 days after the close of the Company's fiscal year.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  	Report of Independent Auditors
Index to Financial Statements

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 1996 and December 31, 1995 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994
Consolidated Statements of Earnings for the Years Ended December 31, 1996, 1995, and 1994
Consolidated Statements of Cash Flows for the Years Ended December 31,1996, 1995, and 1994
Notes to Consoldiated Financial Statements
Consents of Independent Auditors to incorporation by reference of financial statements

Exhibit Number
** 3.1		Articles of Incorporation, as amended (2)

** 3.2		Amended and Restated By-Laws (2)

** 4.1	 Form of certificate evidencing shares of Common Stock (1) and form of certificate evidencing redeemable Common Stock purchase warrants (1)

**4.2	 	Form of Underwriter's Common Stock Warrant Agreement
**4.3		 Form of Underwriter's Warrant Agreement

**4.4	  Form of Warrant Agreement for the public Redeemable Common Stock
        Purchase Warrants
**10.2	 Letter Agreement dated as of October 28, 1993, by and between the
        Company and AMGO relating to the cancellation by AMGO of the rights of AMGO to the 2,000,000 Earn Out Shares and the grant to AMGO of
        1,250,000 stock options.

**10.3		1993 Employee Stock Option Plan (2)

**10.9		Lease of Dorval, Canada facility

**10.10	Lease of Mississauga, Canada facility

*21	   Subsidiaries of the Company

*23		  Consent of KPMG

*	     Filed herewith

**	    Filed as an Exhibit to either the Company's Registration Statement (the
       "Registration Statement") on Form SB-2, dated January 27, 1994, or
       Amendment No. 1 or Amendment No. 2 to such Registration Statement.

(1)	   Filed as an Exhibit to the Company's Registration Statement on Form 8-A
       dated September 7, 1993 and incorporated herein by reference

(2)    Filed July 20, 1993 and incorporated herein by reference.

(3)    Filed as an Exhibit to the Company's Proxy Statement on Form 14-A dated
       April 22, 1996.

(b)  Reports on Form 8-K

A report on Form 8-K was filed on December 24, 1996 reported on Item 5 that the Company had settled a litigation involving a former creditor of Grand US.

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Grand Toys International, Inc.:

We have audited the accompanying consolidated balance sheets of Grand Toys International, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards which do not differ in any material respects with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States.
Chartered Accountants

Saint-Laurent, Canada
February 7, 1997

Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 1994



Financial Statements									                              Page
Consolidated Balance Sheets	                               18, 19
Consolidated Statements of Earnings	                       20
Consolidated Statements of Stockholders' Equity	           21
Consolidated Statements of Cash Flows	                     22
Notes to Consolidated Financial Statements	                23



Consolidated Balance Sheets
December 31, 1996 and 1995

                                              	1996	         1995
Assets

Current assets:
Accounts receivable (net of allowance
for doubtful accounts;  1996 - $48,136;
1995 - $36,745)	                              $5,229,177	  $6,496,696
Due from affiliated company	                     325,356	       -
Inventory	                                     2,554,384	   1,750,892
Prepaid expenses	                                525,850	     157,107
Total current assets	                          8,634,767	   8,404,695


Equipment and leasehold improvements,
net (note 3)                                     389,281	     477,553


Total Assets                                  $9,024,048    $8,882,248


On behalf of the Board:


                                Director


                                Director




Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 4)	                   $1,633,068	    $2,977,715
Trade accounts payable	                        2,207,896	     1,934,948
Other accounts payable and accrued liabilities	  509,903	       284,761
Royalties payable	                               354,066	       250,462
Income taxes payable	                            979,455	       286,618
Current portion of long-term debt	                  -           	50,725
Total current liabilities	                     5,684,388	     5,785,229

Long-term debt (note 5)                             -	            4,390

Loan payable to a director (note 6)              427,129	       931,090

Minority interest                                    100	           100

Stockholders' equity:
Capital stock (note 7)	                            7,888	         7,705
Additional paid-in capital	                   10,593,249	    10,422,574
Deficit	                                      (7,248,104)	   (7,839,474)
Cumulative currency translation adjustment	     (440,602)	     (429,366)
                                               2,912,431	     2,161,439

Commitments and contingencies (notes 11 and 12)

Total liabilities and stockholders' equity    $9,024,048	    $8,882,248

See accompanying notes to consolidated financial statements.



Consolidated Statements of Earnings
Years ended December 31
                                   	   1996	         1995	       1994
			                                                              (Restated
                                                                  note 2)
Net sales	                             $27,646,251	  $22,755,329	 $16,584,122

Cost of goods sold	                     16,191,566	   14,007,551	  10,695,164

Gross profit	                           11,454,685	    8,747,778	   5,888,958

Operating expenses:
Selling, general and
administrative	                          8,841,436	    8,023,151	   5,596,452
Interest	                                  528,660	      485,126	     390,170
Bad debt expense	                          268,632	      147,184	     166,491
Depreciation      	                        140,343	      146,539	     141,309
	                                        9,779,071	    8,802,000	   6,294,422

Loss of non-consolidated subsidiary
company	                                      -	       2,917,582	   3,990,463

Earnings (loss) before income taxes	     1,675,614	   (2,971,804)	 (4,395,927)

Income taxes	                            1,084,244	      283,943	        -

Net earnings (loss)	                      $591,370	  $(3,255,747)	$(4,395,927)

Earnings (loss) per share (note 1)	         $ 0.08	      $ (0.51)	    $ (0.79)


See accompanying notes to consolidated financial statements.



Consolidated Statements of Stockholders' Equity
Years ended December 31

                                                      Cumulative
                           Additional    Retained     Currency
                    Common Paid-In       Earnings     Translation
                    Stock  Capital       (Deficit)    Adjustment	  Total
January 1, 1994	    $4,875	$4,659,042	   $(187,800)	  $(383,794)	  $4,092,323

Public offering
(note 7)  	         1,150	  7,013,850	        -	           -	       7,015,000

Share issue costs  	 -	    (1,987,794)	       -	           -	      (1,987,794)

Net loss for
the year	            -	          -	     (4,395,927)	       -	      (4,395,927)

Foreign currency
adjustment	          -	          -	           -	        (84,882)	     (84,882)
December 31,
1994 (restated,
note 2)	            6,025	  9,685,098	  (4,583,727)    (468,676)    4,638,720

Private placements
(note 7):	          1,680	    884,005	        -	           -	         885,685

Share issue costs  	 -	      (146,529)	       -	           -	        (146,529)

Net loss for the
year    	            -	          -	     (3,255,747)	       -	      (3,255,747)

Foreign currency
adjustment 	         -	          -	           -	         39,310	       39,310
December 31, 1995	  7,705	 10,422,574	  (7,839,474)	   (429,366)	   2,161,439

Settlement (note 7)	  183	    199,817	        -	           -	         200,000

Share issue costs	   -	       (29,142)	       -	           -	         (29,142)

Net loss for the
year	                -	          -	        591,370	        -	         591,370

Foreign currency
adjustment
                     -           -	           -	        (11,236)      (11,236)

December 31, 1996	 $7,888	$10,593,249	 $(7,248,104)	  $(440,602)	  $2,912,431

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows
Years ended December 31

                                    	1996       1995	        1994
                                                         			 (Restated,
                                                               note 2)
Cash flows from operating activities:
Net earnings (loss)	                 591,370 	  (3,255,747)  (4,395,927)
Items not affecting cash:
Depreciation   	                     140,343	      146,539	     141,309
Gain on disposal of equipment	       (24,224)	     (21,062)	       -
Loss of non-consolidated subsidiary      -      	2,917,582	   3,990,463
Changes in operating working capital items
(note 10)	                           1,024,568	    1,793,847	    (227,408)
Net cash provided by (used for) operating
activities   	                       1,732,057	    1,581,159	    (491,563)

Cash flows from financing activities:
(Decrease) increase
in bank indebtedness   	             (1,333,235)   (2,048,794)   1,330,607
(Decrease) increase in
loan payable to a director 	        (476,889)      922,414        -
Repayment of long-term debt	         (55,023)      (49,931)    (402,267)
Issuance of capital stock,
net of issue costs	                  170,858	      739,156	    5,027,206
Other	                                (7,600)     (85,219)       101,582
Net cash provided by (used for) financing
activities   	                       (1,701,889)	  (522,374)	   6,057,128

Cash flows from investing activities:
Additions to equipment	              (79,256 )	    (107,694)	    (145,431)
Proceeds on sale of equipment	        49,088	        21,062	         -
Investment in non-consolidated
subsidiary                              -         	(972,153)	  (5,420,134)
Net cash used for investing
activities	                          (30,168)	     (1,058,785)	  (5,565,565)

Net change in cash,
being cash at end of year             $ -	          $ - 	         $ -

Supplementary disclosure of cash flow information


Cash paid during the year for:

Interest	                            528,660       459,643	     390,170
Income taxes	                        182,708	         -	           -

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years ended December 31, 1996


Grand Toys International, Inc. a publicly held company, is organized under the laws of the state of Nevada. Its principal business activity, through its wholly-owned Canadian and U.S. (until September 1995) subsidiaries, is the distribution of toys and related items.

1.	SIGNIFICANT ACCOUNTING POLICIES:

(a)	Principles of consolidation:

These consolidated financial statements, presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of Grand Toys International, Inc. and its subsidiaries with the exception of Grand Group Inc. (see note 2) (the "Company"). All significant intercompany balances and transactions have been eliminated.

(b)	Inventory:

Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method.

(c)	Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation methods and annual rates adopted by the Company are as follows:


Asset		                                 	Method		                    Rate
Computer equipment                       Declining balance	          30%
Machinery and equipment	                 Declining balance  		       20%
Furniture and fixtures	                  Declining balance	          20%
Trucks and automobiles	                  Declining balance		         30%
Telephone equipment	                     Declining balance	          30%
Leasehold improvements	                  Straight-line		         Term of
		                                                        lease plus one
 	                                                          renewal term

(d)	Revenue:

Sales are recorded net of merchandise returns.

(e)	Foreign currency translation:

(i) Grand Toys Ltd., a wholly-owned Canadian subsidiary is classified as a self-sustaining foreign operation, with assets and liabilities translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported as a separate component of stockholders' equity.

(ii)	Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

(f)  Earnings (loss) per share:

Earnings (loss) per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings
(loss). Common share equivalents in the form of options and warrants are excluded from the calculation since they have an antidilutive effect on per share figures.

The weighted-average number of shares is as follows:


	1996	             1995	               1994
	7,719,791	        6,374,500	          5,544,950


(g)  Stock option plan:

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion
No. 25 and requires pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-valued-based method denfined in FASB Statement No. 123 had been applied. This disclosure is included in the notes to these statements.

2.	FORMER INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY:

Grand Group Inc., ("Grand Group") a U.S. subsidiary incorporated in August 1993, started active operations in March 1994 and ceased operations in September
1995. In November 1995, an involuntary petition into bankruptcy was filed against the company. As a result, Grand Group is being liquidated in a Chapter 7 proceeding under the United States Bankruptcy Code and a trustee has been appointed to oversee the liquidation. As control since November
1995 does not rest with Grand Toys International, Inc., the financial statements of Grand Group are no longer consoldiated in these financial statements. The figures for 1994, including those disclosed in the notes to the financial statements, were also restated to exclude Grand Group.

As of December 31, 1995, the cost of the shares as well as all outstanding advances to the subsidiary had been entirely written off as follows:


Cost of shares	                                                $100
Advances	                                                      6,907,945
	                                                              6,908,045

Subsidiary loss to December 31, 1994	                          (3,990,463)

Subsidiary loss for the year ended December 31, 1995
up to the value of the investment                             (2,917,582)

	                                                              $     -

                                      1996	                       1995

                                      Accumulated                 Accumulated
                          Cost        depreciation	   Cost	       depreciation
Computer equipment	       $692,007	   $516,083	       $627,782	   $453,742
Machinery and equipment  	373,589	    325,419	        382,839	    323,648
Furniture and fixtures	   509,106	    448,102         513,444	    436,760
Trucks and automobiles	   89,305	     84,149	         191,591	    151,846
Telephone equipment	      42,716	     35,436	         42,957	     33,807
Leasehold improvements	   358,020	    266,273	        356,886	    238,143

	                         $2,064,743	 $1,675,462	     $2,115,499	 $1,637,946

Net book value	                 $389,281	                 $477,553

4.	BANK INDEBTEDNESS:

On March 28, 1996, the Canadian subsidiary entered into a new three year banking agreement with a new lending institution. The Company now has a secured line of credit of $9,500,400 ($13,000,000 Cdn) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances bear interest at prime plus 1 1/2% and are secured by the universality of all present and future property both corporeal and incorporeal owned or thereafter acquired. As at December 31, 1996, the unused portion of the credit facility is approximately $5,800,000.

5. LONG-TERM DEBT:

                                            	           1996	      1995
Loan payable, unsecured, bearing interest at the rate
of 7% per annum, payable in blended monthly
installments of $4,415 of principal and interest	       $ -	       $55,115

Amount due within one year	                               -	       (50,725)

	                                                       $ - 	      $4,390

6.	LOAN PAYABLE TO A DIRECTOR:

The loan payable to a director bear interest at 12% and has no specified terms of repayment.

7.	CAPITAL STOCK:
(a)	Authorized capital:

50,000,000, $0.001 par value voting common shares;

5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

(b)  Issued and outstanding:

                                              	1996	          1995
7,887,986 common shares (1995 - 7,704,500)	    $  7,888	      $  7,705


(c)	Share transactions:

(i) Public offering:

May 1994:

1,150,000 shares and warrants were issued for gross proceeds of $7,015,000.

Legal, accounting and other costs incurred in the public offering totalled $1,987,794 and have been charged to additional paid-in capital.

(ii) Private placements:

July 1995:

30,000 shares were issued for gross proceeds of $60,685.

August 1995:

100,000 shares were issued for services valued at $50,000.

September 1995:

900,000 shares were issued for gross proceeds of $450,000.

October 1995:

300,000 shares were issued for gross proceeds of $150,000.

November 1995:

350,000 were issued for gross proceeds of $175,000.

Legal, accounting and other costs incurred in the private placements totalled $146,529 and have been charged to additional paid-in capital.

(iii) Settlement:

December 1996:

183,486 shares were issued for a settlement valued at $200,000

Legal costs incurred totalled $29,142 and have been charged to additional paid-in-capital.

(d) A summary of the number of common shares outstanding and share transactions since January 1, 1994 is as follows:


January 1, 1994	                 4,874,500

Public offering:
May 1994                        	1,150,000
December 31, 1994	               6,024,500

Private placements:
July 1995                       	30,000
August 1995	                     100,000
September 1995	                  900,000
October 1995	                    300,000
November 1995	                   350,000
December 31, 1995	               7,704,500

Settlement	                      183,486
December 31, 1996	               7,887,986


8.  STOCK OPTIONS AND WARRANTS:

The Company has a stock option plan (the "Option Plan") which provides for the issuance of up to 1,500,000 options to acquire the common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-staturtoy Stock Options, all employees (including officers) or non-employee directors of the Company.

Options have also been granted outside the Option Plan to two directors, key executives, outside consultants and a supplier. As well, warrants have been issued to a distributor and to the underwriter pursuant to the public offering.

Under each plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years.

Details of options and warrants, all of which are exercisable at year end, are as follows:


                                                                    Weighted-
                                                                    average
                             Other                                  exercise
                   Option    Stock                                  Price Per
                   plan      Options     Warrants      Total        Share

January 1, 1994 	  310,500	  2,080,000	  200,000	      2,590,500	   $3.27
Granted 	          590,000	  1,125,000	  1,400,000	    3,115,000	   5.91

January 1, 1995	   900,500	  3,205,000	  1,600,000	    5,705,500	   4.71

Granted	              -	     710,000	         -       	710,000	     2.37
Forfeited	            -	     (800,000)       	-       	(800,000)	   (2.25)

January 31, 1996	  900,500	  3,115,000	  1,600,000    	5,615,500	   4.76

Granted	           88,500	   2,620,054       	-	       2,708,554	   1.90
Forfeited	         (666,500)	(755,000)	       -	       (1,421,500)	 (3.18)
Expired	              -	        -	       (200,000)	    (200,000)	   (7.50)

December  31, 1996	322,500	  4,980,054	  1,400,000	    6,702,554	   $3.86

Pro forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determine as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for each of 1996 and 1995: risk-free interest rates ranging from 5.65% - 7.10%, volatility factor of the expected market price for the Company's common shares of 40% and a weighted-average expected life of the option of 4 years, with no dividends.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The weighted-average grant date fair values of options granted in 1996 and 1995 are $0.67 and $0.73 respectively.

The pro forma losses utilizing the fair value assumptions above for the years 1996 and 1995 would be $1,212,738 and $3,776,897 respectively. Furthermore, pro forma loss per share would be $0.16 and $0.59 respectively.

9. INCOME TAXES:
(a) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:


                                                     	1996	    1995	   1994
	                                                     (%)	     (%)	    (%)

U.S. Federal statutory tax rate	                      35.0	    (35.0)  (35.0)
State income tax rate, net of federal tax benefits
                                                      10.0     (10.0)  (10.00)
U.S. Statutory tax rate	                              45.0	    (45.0) 	(45.00)

Changes to U.S. tax rate resulting from:
Effect of foreign tax rate differences	               (4.0)	   (0.8)	  0.1
Expenses producing no tax benefit	                    19.4	    7.0	    1.7
Tax benefit of utilization of loss carry forward	       -	     (4.7) 	  -
	                                                     15.4	    1.5	    1.8
Valuation allowance for deferred tax assets
allocated to income tax expense                       4.3	     53.1	   43.2
Effective tax rate	                                   64.7	    9.6	     -

(b) The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1996 are presented below:

Non-current:
Capital loss carryforwards (note 9 (c))	                      $2,709,000
Net operating loss carryforwards (note 9c))	                  72,000
Net deffered tax asset before valuation allowance	           2,781,000

Valuation allowance	                                          2,781,000

Total net deferred tax asset	                                 $   -

The valuation allowance increased by $594,000 in 1996 (1995 - $1,331,200) to reflect an adjustment to deferred tax assets related to capital loss carryforwards, and to offset an increase to deferred tax assets related to the current year's operating loss in the United States.

(c) As of December 31, 1996, the Company has $6,020,000 of capital losses available for income tax purposes to reduce future capital gains in the United States, expiring in 2000. It also has $160,000 of net operating losses available for tax purposes to reduce future taxable income in the United States, expiring in 2011.

10.  CHANGES IN OPERATING WORKING CAPITAL ITEMS:

                                      	  1996	        1995  	      1994
Decrease (increase) in accounts
receivable
                                         $1,225,804	  $(1,791,170) $764,431
Increase in due from affiliated company 	(326,636)	          -	        -
(Increase) decrease in inventory	        (816,379)	   1,911,613	   (689,293)
(Increase) decrease in prepaid expenses	 (352,899)	   7,010	       96,841
(Increase) decrease in other assets	     (44,567)	    75,757	      5,965
Increase (decrease) in trade accounts
payable                                  282,462      924,676	     (85,050)
Increase (decrease) in other accounts
payable and accrued liabilities
                                         254,227      221,348      (315,114)
Increase (decrease) in royalties payable	105,403	     160,670	     (5,188)
Increase in income taxes	                697,153	     283,943	         -

	                                        $1,024,568	  $1,793,847	  $(227,408)

11. COMMITMENTS:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1997	                                    $407,000
1998	                                    419,000
1999	                                    211,000
2000	                                    210,000
2001	                                    141,000
Therafter	                               442,000

	                                        $1,830,000

Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $174,000, $209,000 and $270,000 respectively.

12. CONTINGENCIES:

(a) A lawsuit for alleged breach of contract has been filed against the Canadian subsidiary by a sales representative. In the opinion of management, the case should be settled, however, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.

The Company has been named in two lawsuits by a supplier of and a lessor to the US subsidiary, Grand Group Inc. for recovery of amounts totalling approximately $300,000 although the Company is not party to either contract.
In the opinion of management, the actions are in their early stages and it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

(b) The Company's Canadian subsidiary is also contingently liable for outstanding letters of credit of approximately $1,150,000.

13. EMPLOYEE BENEFIT PLANS:

The Company has a group retirement savings plan for its Canadian employees. The Company contributes to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Canadian $3,000 per employee. During the year, the Company contributed approximately $28,600 (1995 - $29,600) to the retirement savings plan for its Canadian employees.

14. SEGMENT INFORMATION:

(a)	Industry and geographic information:
The Company operates primarily in one industry segment which includes the assembly (until 1995) and distribution of toys and related items.

The Company's operations are now exclusively in Canada. Previous to September 1995 it also had operations in the United States (note 2).

(b)Other information:
Sales of the Company's toy products to five customers accounted for 74% of the Company's gross sales for 1996, two of which represents over 47% or approximately $13,762,000. For the years 1995 and 1994, five customers accounted for approximately 66% and 45% of gross sales respectively, two of which represented over 39% and 20% or $9,171,500 and $3,300,000 in 1995 and 1994 respectively.

Sales of toys purchased from the Company's five largest manufacturers and suppliers of toys in aggregate accounted for 94% of gross sales for 1996 and 84% and 76% of gross sales for 1995 and 1994 respectively. One supplier represented 39% of gross sales or approximately $11,489,000 in 1996, and one supplier represented approximately 32% and 40% of gross sales in the years 1995 and 1994.

15.  FINANCIAL INSTRUMENT:

(a)  Risk Management Activities:

The Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US Dollars in the future at predetermined exchange rates. The Company's policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season.

At December 31, 1996, the Company had purchased contracts to purchase approximately US$6,000,000 in the next twelve months at an average exchange rate of $1.3370.

(b)  Fair Value:

The fair value of the Company's accounts receivable, bank indebtedness, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments.

The loan payable to a director is at a rate of interest similar to the Company's borrowing rate however given that the loan is with a related party and has no fixed repayment terms, it is not practical to determine its fair value.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549





EXHIBITS TO

FORM 10-KSB

OF

GRAND TOYS INTERNATIONAL, INC.



FOR THE FISCAL YEAR
ENDED DECEMBER 31, 1996

EXHIBIT 21


The following is a list of the Company's subsidiaries and subsidiaries of subsidiaries of the Company:

Grand Toys (U.S.) Ltd.

Grand Toys, Ltd.

Grand Concepts, Inc.

EXHIBIT 23

INDEPENDENT AUDITOR'S CONSENT



We consent to the incorporation by reference of our report dated
February 7, 1997, in this Annual Report on Form 10-KSB of Grand Toys International, Inc. for the year ended December 31, 1996.





Chartered Accountants

Saint-Laurent, Canada
March 26, 1997

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997			GRAND TOYS INTERNATIONAL, INC.

By:  /s/ Stephen Altro
Stephen Altro
President


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature			                Title					                         Date
/s/ Stephen Altro								    President and                      March 28, 1997
Stephen Altro			             Director (Principal
					                        Executive Officer)


/s/ Ron Goldenberg								  Vice President, Chief               March 28, 1997
Ron Goldenberg			           Financial Officer, Secretary,
                       					Treasurer and Director
					                       (Principal Financial and
					                       Accounting Officer)

/s/ David Mars			           Director				                        March 28, 1997
David Mars


/s/ Elliot Bier				         Director				                        March 28, 1997
Elliot Bier


/s/James Rybakoff			        Director				                        March 28, 1997
James Rybakoff

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997			GRAND TOYS INTERNATIONAL, INC.

By:
Stephen Altro
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature			                 Title					                         Date
Stephen Altro				            President and                      March 28, 1997
					                        Director (Principal
					                        Executive Officer)


Ron Goldenberg			            Vice President, Chief              March 28, 1997
                        					Financial Officer, Secretary,
					                        Treasurer and Director
					                        (Principal Financial and
                        					Accounting Officer)

David Mars                   Director                           March 28, 1997


Elliot Bier                  Director                           March 28, 1997



James Rybakoff			            Director				                       March 28, 1997

35


