Form 10KSB/A
period 1996-12-31
GRAND TOYS INTERNATIONAL INC
filed 1997-03-26
CIK 814463

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                5,229,177
[ALLOWANCES]                                    48,136
[INVENTORY]                                  2,554,384
[CURRENT-ASSETS]                             8,634,767
[PP&E]                                         389,281
[DEPRECIATION]                                 140,343
[TOTAL-ASSETS]                               9,024,048
[CURRENT-LIABILITIES]                        5,684,388
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         7,888
[OTHER-SE]                                   2,904,543
[TOTAL-LIABILITY-AND-EQUITY]                 9,024,048
[SALES]                                     27,646,251
[TOTAL-REVENUES]                            27,646,251
[CGS]                                       16,191,566
[TOTAL-COSTS]                               16,191,566
[OTHER-EXPENSES]                             9,250,411
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             528,660
[INCOME-PRETAX]                              1,675,614
[INCOME-TAX]                                 1,084,244
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   591,370
[EPS-PRIMARY]                                     0.08
[EPS-DILUTED]                                        0