Form 10QSB
period 1997-03-31
GRAND TOYS INTERNATIONAL INC
filed 1997-05-13
CIK 814463

FORM 10-QSB

Securities and Exchange Commission Washington, D.C.  20549

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997

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

Yes   {X}  No {   }

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1997: 7,887,986.

Part I - Financial Information

Item 1.  Financial Statements

GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets
              				                        March 31,		       March 31,
				                                           1997              1996
                                        (Unaudited)
Assets

Current assets:
Accounts receivable
(net of allowance for
doubtful accounts;
1997 - $58,778;1996 - $48,136)   	      $4,279,455          $5,229,177
Due from affiliated company                411,295             325,356
Inventory			                             3,783,977   	       2,554,384
Prepaid expenses			                        605,502             525,850
Total current assets	                    9,080,229           8,634,767

Equipment and leasehold
Improvements, net (note 3)	                405,176     	       389,281
Total assets	                         		$9,485,405          $9,024,048

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 4)          	    3,450,238          1,633,068
Trade accounts payable		                 1,481,703          2,207,896
Other accounts payable and
accrued liabilities			                     336,356            509,903
Royalties payable		    	                   343,225            354,066
Income taxes payable		                     754,290            979,455
Total current liabilities	             	 6,365,812          5,684,388

Loans payable to a director (note 5)		           -            427,129

Minority interest          			                 100		              100

Stockholders' equity:
Capital stock (note 6)		                     7,888              7,888
Additional paid-in capital	            	10,593,249       	 10,593,249
Deficit			                            	(7,037,631)        (7,248,104)
Cumulative currency translation
adjustment			                            (444,013)          (440,602)
                                         3,119,493          2,912,431

Commitments and contingencies
(notes 9 and 10)

Total liabilities and
stockholders' equity         		         $9,485,405         $9,024,048

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Earnings, (Unaudited)

	       	                                        For the three months
                                                 ended March 31,
                	                                1996 		        1995
Net sales          	                             $4,640,217    $4,278,803

Cost of goods sold   	                          	2,718,084     2,472,936

Gross profit                                   	 1,922,133     1,805,867

Operating expenses:
Selling, general and administrative              1,318,993     1,263,556
Interest 	        	                              63,501        59,923
Bad debt expense                                 34,558        21,905
Depreciation                                     27,502        30,770
                                                 1,444,555     1,376,154

Earnings before income taxes                     477,578       429,713

Income taxes                                     267,105       171,885

Net earnings                                     $210,473      $257,828

Earnings per share (note 1)                      $0.03         $0.04


See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                        Cumulative
                              Additional   Retained     Currency
                     Common   Paid-In      Earnings     Translation
                     Stock    Capital      (Deficit)    Adjustment   Total

January 1, 1997      $7,888   $10,593,249  $(7,248,104) $(440,602)   $2,912,431

Net earnings for
the period           -        -            210,473      -            210,473

Foreign Currency
translation          -        -            -            (3,411)      (3,411)

March 31, 1997      $7,888    $10,593,249  $(7,037,631) $(444,013)   $3,119,493

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Cash Flows, (Unaudited)

                           	                        For the three months
                                                       Ended March 31,
					                                           1997    		       1996
Cash flows from operating activities:
Net earnings (loss)		                          	$210,473         $257,828
Items not affecting cash:
Depreciation                                    27,502           30,770
Gain on disposal of equipment 	                	-                (511)
Changes in operating working capital            (1,654,564)      260,896
items: (note 8)
Net cash (used for) provided by operating       (1,416,589)      548,984
activities

Cash flows from financing activities:
Increase (decrease) in bank indebtedness        1,870,446        (516,663
Decrease in loan payable to a director          (430,089)        (476,889)
Repayment of long-term debt                     -                (8,621)
Other                                           19,629           -
Net cash provided by (used for) financing       1,459,986        (525,284)
activities

Cash flows from investing activities:
Additions to equipment                          (43,397)         (24,210)
Proceeds on sale of equipment                   -                511
Net cash used for investing activities          (43,397)         (23,699)

Net change in cash, being cash at end of year   -                -

Supplementary disclosure of cash flow information

Cash paid during the year for:

Interest                                        $63,501          $59,923

Income taxes                                    469,560          303,033


See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated  Financial Statements

Grand Toys International, Inc., a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its Canadian and U.S. (until September 1995) subsidiaries, is the distribution of toys and related items.

1.Significant accounting policies:

(a)Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at March 31, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1996 contained in the Company's
Annual Report on Form 10-KSB.

The results for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending
December 31, 1997.

(b)Principles of consolidation:

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

(f)Foreign currency translation:

(i)Grand Toys Ltd., an indirectly owned Canadian subsidiary (Grand Canada) is classified as a self-sustaining foreign operation, with assets and liabilities translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported as a separate component of stockholders'equity.

(ii) Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates.
All exchange gains and losses are included in income.

(g)Earnings per share:

Earnings per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings. Common share equivalents in the form of options and warrants are excluded from the calculation since they have an anti-dilutive effect on per share figures, (note
7).

The weighted-average number of shares is as follows:




March 31,
1997          1996
7,765,662     6,794,500

(h) Stock option plan:

The Company accounts for its stock option plan (the "Option Plan") in accordance with the provisions of Accounting Principles Board ("APB") Opinion
No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion No.25 and requires pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB
Statement No. 123 had been applied.


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

3.Equipment and leasehold improvements:

                    		      March 31,                  December 31,
                              1997                        1996
		                                     Accumulated			             Accumulated
		                          Cost		     depreciation	   Cost		     depreciation
Computer equipment	         $738,029   $523,781        $692,007   $516,083
Machinery and equipment	    369,294    324,060         373,589    325,419
Furniture and fixtures		    503,254    453,145         509,106    448,102
Trucks and automobiles	     88,278     83,564          89,305     84,149
Telephone equipment	        42,225     35,381          42,716     35,436
Leasehold improvements	     354,717    270,444         358,020    266,273
       	                    $2,095,797 $1,690,375      $2,064,743 $1,675,462

Net book value		                $405,422                    $389,281

4.Bank indebtedness:

On March 28, 1996, Grand Canada entered into a three year banking agreement with a new lending institution. The Company has a secured line of credit of $9,500,400 (Canadian $13,000,000) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances bear interest at prime plus 1 1/2% and are secured by all of Grand Canada's assets and are guaranteed by Grand Toys International. As at March 31, 1997, the unused portion of the credit facility is approximately $5,355,000.

5.Loan payable to a director:

The loan payable to a director bore interest at 12% and had no specified terms of repayment.

6.Capital Stock:

(a)Authorized capital:

50,000,000, $0.001 par value voting common stock;

5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

(b)Issued and outstanding:

			                             	March 31,      December 31,
				                                  1997              1996
[S]                                   [C]               [C]
7,887,986 common shares               7,888             7,888
(1996 - 7,887,986)


7.Stock options and warrants:

The Company's Option Plan provides for the issuance of up to 1,500,000 options to acquire the common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-Statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Options have also been granted outside the Option Plan to four directors, key executives, outside consultants and a supplier. As well, warrants have been issued to a distributor and to the underwriter pursuant to the public offering.

Under each plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years.

Details of options and warrants, all of which are exercisable at the period end, are as follows:


                                    		       				               Weighted-
                                                                average
                              Other                             exercise
                    Option		  Stock					        	               Price Per
Details		           Plan		    Options    Warrants    Total      Share
Outstanding,
December 31, 1996   332,500   4,980,054  1,400,000   6,702,554  3.86

Granted             -         5,000      -           5,000      1.13

Forfeited           -         -          -           -          -

Expired             -         -          -          	-        		-

Outstanding,
March 31, 1997     322,500   4,985,054  1,400,000	  6,707,554   $3.74

8. Changes in operating working capital items:

                                                    1997          1996
[S]                                                 [C]           [C]
Decrease in accounts receivable                     $916,368      $1,859,199
Increase in due from affiliated company             (91,362)      -
Increase in inventory                               (1,282,671)   (618,544)
Increase in prepaid expenses                        (85,622)      (138,973)
Decrease in trade accounts payable                  (715,768)     (639,929)
(Decrease) increase in other accounts payable       (170,791)     32,829
and accrued liabilities
Decrease in royalties payable                       (6,874)       (85,034)
Decrease in income taxes                            (217,846)     (131,142)
                                                    $(1,654,564)  $260,896

9.Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1997			      305,000
1998			      419,000
1999			      211,000
2000         210,000
2001         141,000
Thereafter	 	442,000
        			  $1,728,000


Rent expense for the periods ended March 31, 1997 and 1996 amounted to approximately $53,208 and $51,468 respectively.

10. Contingencies:

(a) A lawsuit for alleged breach of contract has been filed against Grand Canada by a sales representative. In the opinion of management, the case should be settled, however, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.

The Company has been named in two lawsuits by a supplier of and a lessor to Grand Group for recovery of amounts totalling approximately $300,000 although the Company is not party to either contract. In the opinion of management, the actions are in their early stages and it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

(b) Grand Canada is also contingently liable for outstanding letters of credit of approximately $695,000.

11. Financial Instruments:
(a) Risk Management Activities:

The Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US Dollars in the future at predetermined exchange rates. The Company's policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season.

At March 31, 1997, the Company had purchased contracts to purchase approximately US$2,000,000 in the next twelve months at an average exchange rate of $1.3240.

(b) Fair Value:

The fair value of the Company's accounts receivable, bank indebtedness, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments.

12. Subsequent Events:

On May 5, 1997, 1,150,000 of the Company's warrants expired.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Grand Toys International, Inc., (the "Company"), through its Canadian subsidiary, Grand Toys Ltd. ("Grand Canada"), has been engaged in the toy business in Canada for over 35 years and currently distributes a wide variety of toys throughout Canada.

Results of Operation

                      	                       	For the three months ended
		                                           		         March 31,
		                                         	       1997         1996
Net sales	                                         100.00%	     100.00%
Cost of goods sold		                               58.58        58.79
Gross profit	                               	      41.42        42.21
Operating expenses:
Selling, general and administrative               	28.43        29.53
Interest		                                	        1.37         1.40
Bad debt expense		                                 .74          .51
Depreciation	                                      .59          .72
Total operating expenses		                         31.13        32.16

Earnings before income taxes                       10.29        10.05

Net earnings                                       4.54    %    6.02     %


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

Net earnings. Net earnings were $210,473 for the first quarter of 1997 compared to a net earnings of $257,828 for the same period last year. The decrease of $47,355 in net earnings was mainly due to an increase in cost of goods sold and income tax expense.

Net sales. Net sales increased by $361,414 or by 8% over net sales during the first quarter of 1996. The higher net sales volume was attributed to increased sales in the Processed Plastic (Plastic toys), Tiger Electronics (Hand Held Electronic Games, toys and diaries) and Toy Biz (Spiderman) product lines. Due to the strength of the Company's product line, the first quarter of 1997 benefited by earlier shipments, resulting in increased sales as compared to the same quarter last year.

Gross Profit. Gross profit for the Company increased by $116,266, however, as as a percentage of sales, gross profit decreased from 42.20% to 41.42%.
The decrease in gross profit percentage was due to the sales mix in the product line.

Selling, General and Administrative.    The increase in selling, general and
administrative expenses of $55,437 over the first quarter of 1996 was mainly due to increases in consulting fees and travel & entertainment expenses.

Income Tax Expense. As compared to the same period in 1996, the increase in income tax expense was $95,220 or 55%. As a percentage of sales, income tax expense represented 6% of net sales as compared to 4% of net sales in 1996.
The increase was due to the Company taking a higher provision for income taxes.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

During 1995 the Company issued 1,680,000 shares of its Common Stock in private transactions under Regulation S pursuant to which it received gross proceeds of $885,685.

In March 1996 Grand Canada entered into a banking arrangement with a new lending institution. Grand Canada has a secured line of credit of Canadian $13,000,000 or its US$ equivalent to enable it to meet its plan for growth in the future. Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand Canada bear interest at prime plus 1 1/2%. The term of the loan is three years.
The loan is guaranteed by the Company and is secured by all of Grand Canada's assets.

Accounts receivable at March 31, 1997 were $4,279,455 compared to $5,229,177 at December 31, 1996. Inventory was $3,783,977 at March 31, 1997 compared to $2,554,384 at December 31, 1996. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

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

Working capital decreased from $2,950,379 at December 31, 1996 to $2,714,417 at March 31, 1997. Net cash used for operating activities was $1,416,589 in the quarter ended March 31, 1997 compared to net cash provided by operations of $548,984 in 1996 and cash used for additions to equipment was $43,397 compared to $24,210 in 1996.

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing. Management believes that the Company has sufficient funding at the present time to meet its 1997 forecast.

PART II

Item 6.  Exhibits and reports on Form 8-K
(b) On January 27, 1997 the Company filed a report on Form 8-K reporting on item 5 that the Company had settled a lawsuit against it for a combination of cash and shares of common stock having an aggregate approximate value of $600,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1997         GRAND TOYS INTERNATIONAL, INC.
                             /s/ Stephen Altro
                                 Stephen Altro
                                 President



In accordance with the requirements of the Exchange Act., this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature               Title                          Date
/s/ Stephen Altro       President and Director         May 12, 1997
Stephen Altro           Director (Principal
                        Executive Officer)


/s/ Ron Goldenberg      Vice President, Chief          May 12, 1997
Ron Goldenberg          Financial Officer, Secretary,
                        Treasurer and Director
                        (Principal Financial and
                        Accounting Officer)

17