Form 10QSB
period 1997-06-30
GRAND TOYS INTERNATIONAL INC
filed 1997-08-06
CIK 814463

FORM 10-QSB

Securities and Exchange Commission Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Yes  {X}      No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of July 25, 1997: 7,887,986.

Part I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets
                 				                        June 30,		         December 31,
		  		                                           1997                   1996
                                          (Unaudited)
Assets

Current assets:
  Accounts receivable
  (net of allowance for doubtful accounts;
  1997 - $70,854; 1996 - $48,136)     	      $3,746,746            $5,229,177
  Due from affiliated company                         -               325,356
  Inventory			                                4,135,561  	          2,554,384
  Prepaid expenses			                           727,179               525,850
  Total current assets	                       8,582,776             8,634,767

Equipment and leasehold
improvements, net (note 3)	                     447,195     	         389,281

Total assets	                              		$9,056,680            $9,024,048

GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets

                                                   June 30,        December 31,
                                                       1997                1996
                                                 Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 4)                  	    2,877,984           1,633,068
Trade accounts payable		                         2,006,410           2,207,896
Other accounts payable and
accrued liabilities			                              58,702             509,903
Royalties payable		    	                           259,487             354,066
Income taxes payable		                             645,003             979,455
Total current liabilities	                     	 5,847,585           5,684,388

Due to affiliated company                           26,709                   -

Loan payable to a director (note 5)          	           -             427,129

Minority interest                  			                 100                 100

Stockholders' equity:
Capital stock (note 6)		                             7,888               7,888
Additional paid-in capital	                    	10,593,249        	 10,593,249
Deficit			                                     	(6,969,467)         (7,248,104)
Cumulative currency translation
adjustment			                                     (449,384)           (440,602)
                                                 3,182,286           2,912,431

Commitments and contingencies
(notes 9 and 10)

Total liabilities and
stockholders' equity                 		         $9,056,680          $9,024,048

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Earnings
(Unaudited)
                                 For the three months         For the six months
                                      ended June 30,             ended June 30,
   	                              1997 		        1996          1997         1996
Net sales          	        $5,453,618     $5,471,610   $10,101,641   $9,748,583

Cost of goods sold          	3,288,101     3,402,046      6,011,655    5,873,536

Gross profit                 2,165,517     2,069,564      4,089,986    3,875,046

Operating expenses:
Selling, general and
administrative               1,852,176     1,652,002      3,176,582    2,947,388
Interest 	      	               79,584       119,866        143,240      179,694
Bad debt expens                 36,875        36,690         71,455       58,572
Depreciation                    31,566        32,793         59,107       63,560
                             2,000,201     1,841,350      3,450,384    3,249.213

Earnings before income taxes   165,316       228,214        639,601      625,833

Income taxes                    95,506       100,256        360,965      259,289

Net earnings                   $69,810      $127,958       $278,637     $366,544

PER COMMON SHARE (NOTE 1):
Primary                          $0.01         $0.02          $0.04        $0.05
Fully diluted                        -          0.01              -         0.03

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)
                                                        Cumulative
                              Additional   Retained     Currency
                     Common   Paid-In      Earnings     Translation
                     Stock    Capital      (Deficit)    Adjustment   Total

January 1, 1997      $7,888   $10,593,249  $(7,248,104) $(440,602)   $2,912,431

Net earnings for
the period           -        -            278,637      -            278,637

Foreign currency
translation          -        -            -            (8,782)      (8,782)

June 30, 1997       $7,888    $10,593,249  $(6,969,467) $(449,384)   $3,182,286

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Cash Flows
(Unaudited)
                           	                        For the six months
                                                       Ended June 30,
					                                           1997    		       1996
Cash flows from operating activities:
  Net earnings                                 	$278,637         $366,544
  Items not affecting cash:
    Depreciation                                  59,107           63,560
    Gain on disposal of equipment 	                   	-          (10,746)
  Changes in operating working capital
  items, (note 8)                             (1,079,450)      (1,979,277)
  Net cash used for operating
  activities                                    (741,706)      (1,559,919)

Cash flows from financing activities:
  Increase in bank indebtedness                 1,268,536        1,853,097
  Decrease in loan payable to a director         (425,940)               -
  Repayment of long-term debt                           -         (167,504)
  Other                                            16,132          (96,392)
  Net cash provided by financing
  activities                                      858,728        1,589,201

Cash flows from investing activities:
  Additions to equipment                         (117,022)         (40,028)
  Proceeds on sale of equipment                         -           10,746
  Net cash used for investing activities         (117,022)         (29,282)

Net change in cash, being cash at end of
period                                          $       -          $     -

Supplementary disclosure of cash flow information

Cash paid during the period for:

  Interest                                        $143,240         $179,694

  Income taxes                                     695,418          311,989

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated  Financial Statements

Grand Toys International, Inc., a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its Canadian and U.S. (until September 1995) subsidiaries, is the distribution of toys and related items.

1. SIGNIFICANT ACCOUNTING POLICIES:

(a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at June 30, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1996 contained in the Company's Annual Report on Form 10-KSB.

The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

(b) Principles of consolidation:

These consolidated financial statements, presented in U.S. dollars and in accordance with accounting principles generally accepted in the United
States, include the accounts of Grand Toys International, Inc. (the "Company"), and its subsidiaries with the exception of Grand Group Inc. (see note 2). All significant intercompany balances and transactions have been eliminated.

(c) Inventory:

Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method.

(d) Equipment and leasehold improvements:

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
                                                       plus one
                                                       renewal term

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

(e) Revenue:

Sales are recorded net of merchandise returns.

(f) Foreign currency translation:

(i) Grand Toys Ltd., an indirectly wholly-owned Canadian subsidiary (Grand Canada) is classified as a self-sustaining foreign operation, with assets and liabilities translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported as a separate component of stockholders' equity.

(ii) Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

(g) Earnings per share:

Earnings per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings. Common share equivalents in the form of options and warrants are excluded from the calculation if they have an anti-dilutive effect on per share figures, (note
7).

The weighted-average number of shares is as follows:


June 30,      December 31,
1997          1996
7,796,243     6,794,500

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

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

2. FORMER INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY:

Grand Group Inc., ("Grand Group") an indirect wholly-owned U.S. subsidiary incorporated in August 1993, started active operations in March 1994 and ceased operations in September 1995. In November 1995, an involuntary petition into bankruptcy was filed against Grand Group Inc. As a result, Grand Group is being liquidated in a Chapter 7 proceeding under the United States Bankruptcy Code and a trustee has been appointed to oversee the liquidation. As control since November 1995 does not rest with Grand Toys International, Inc., the financial statements of Grand Group are no longer consoldiated in these financial statements.

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

                      		                 June 30                    December 31
                                             1997                           1996
                                      Accumulated                    Accumulated
		                             Cost	 depreciation           Cost    depreciation
Computer equipment	        $812,214      $543,096        $692,007      $516,083
Machinery and equipment	    370,112       327,165         373,589       325,419
Furniture and fixtures		    504,369       456,792         509,106       448,102
Trucks and automobiles 	     88,474        84,131          89,305        84,149
Telephone equipment	         42,319        35,828          42,716        35,436
Leasehold improvements	     355,501       278,781         358,020       266,273
       	                 $2,172,987    $1,725,792      $2,064,743    $1,675,462

NET BOOK VALUE                    $447,195                      $389,281

4. BANK INDEBTEDNESS:

On March 28, 1996, Grand Canada entered into a three year banking agreement with a lending institution. The Company has a secured line of credit of $9,412,000 (Canadian $13,000,000) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances bear interest at prime plus 1 1/4%, and are secured by all of Grand Canada's assets and are guaranteed by Grand Toys International. As at June 30, 1997, the unused portion of the credit facility is approximately $5,784,000.

5. LOAN PAYABLE TO A DIRECTOR:

The loan payable to a director bore interest at 12% and had no specified terms of repayment. The final balance of the loan was repaid in the first quarter of 1997.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

6. CAPITAL STOCK:

(a) Authorized capital:

50,000,000, $0.001 par value voting common stock;
50,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

(b) Issued and outstanding:
<CATION>
			                              	June 30,      December 31,
				                                  1997              1996
7,887,986 common shares             $7,888            $7,888
(1996 - 7,887,986)

7. STOCK OPTIONS AND WARRANTS:

The Company's Option Plan provides for the issuance of up to 1,500,000 options to acquire the common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-qualified Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Options have also been granted outside the Option Plan to directors, key executives, outside consultants and a supplier. As well, warrants have been issued to the underwriter pursuant to the public offering.

Under each plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years.

Details of options and warrants, all of which are exercisable at the period end, are as follows:

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

7. STOCK OPTIONS AND WARRANTS, CONTINUED:
                                       		       				                  Weighted-
                                                                        average
                                 Other                                 exercise
                    Option		     Stock					        	                  price per
	                     Plan	    Options       Warrants       Total         Share
Outstanding,
December 31, 1996  332,500   4,980,054      1,400,000    6,702,554         3.86

Granted                  -      10,000              -       10,000         1.11

Forfeited                -           -              -            -            -

Expired                  -  (2,250,000)   (1,150,000)  	(3,400,000)       	5.18

Outstanding,
June 30, 1997      322,500   2,740,054        250,000     3,312,554        2.27

8. CHANGES IN OPERATING WORKING CAPITAL ITEMS:

                                                          1997          1996
Decrease in accounts receivable                     $1,453,431      $590,046
Decrease in due from affiliated company                351,352             -
Increase in inventory                               (1,615,658)   (1,551,678)
Increase in prepaid expenses                          (215,461)     (317,557)
Decrease in trade accounts payable                    (184,385)     (438,852)
Decrease in other accounts payable
and accrued liabilities                               (449,395)     (137,224)
Decrease in royalties payable                          (91,875)      (70,824)
Decrease in income taxes                              (327,458)      (53,188)
                                                   $(1,079,450)  $(1,979,277)

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

9. COMMITMENTS:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1997			      278,000
1998			      430,000
1999			      223,000
2000         215,000
2001         141,000
Thereafter	 	442,000

     			  $1,729,000

Rent expense for the periods ended June 30, 1997 and 1996 amounted to approximately $102,635 and $86,425 respectively.

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

(b) Grand Canada is also contingently liable for outstanding letters of credit of approximately $750,000.

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

At June 30, 1997, the Company's Canadian subsidiary had purchased contracts to purchase approximately US$2,000,000 in the next twelve months at an average exchange rate of $1.3240.

(b) Fair Value:

The fair value of the Company's accounts receivable, bank indebtedness, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

12. SUBSEQUENT EVENTS:

On July 28, 1997, the Company effected a one-for-five reverse split of its Common Stock.

GRAND TOYS INTERNATIONAL, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Grand Toys International, Inc., (the "Company"), through its Canadian subsidiary, Grand Toys Ltd. ("Grand Canada"), has been engaged in the toy business in Canada for over 35 years and currently distributes a wide variety of toys throughout Canada. Through Grand Concepts, a newly incorporated subsidiary, the Company distributes, in Canada, various accessories, including backpacks and luggage.

RESULTS OF OPERATION

             	                	For the three months        For the six months
                           		     ended  June 30,            ended June 30,
                         	      1997         1996          1997        1996
Net sales                       100.00%      100.00%       100.00%     100.00%
Cost of goods sold		             60.29        62.18         59.51       60.25
Gross profit	                    39.71        37.82         40.49       39.75

Operating expenses:
 Selling, general and
 administrative                 	33.96        30.19         31.45       30.23
 Interest	                        1.46         2.19          1.42        1.84
 Bad debt expense		                .68          .67           .71         .60
 Depreciation	                     .58          .60           .59         .65
Total operating expenses         36.68        33.65         34.16       33.33

Earnings before income tax        3.03         4.17          6.33        6.42

Net earnings                      1.28%        2.34%         2.76%       3.76%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

NET EARNINGS. Net earnings were $69,810 for the second quarter of 1997 compared to a net earnings of $127,958 for the same period last year. The decrease of $58,148 in net earnings was mainly due to an increase in selling, general and administrative expenses.

NET SALES. Net sales decreased by $17,792 or by .3% over net sales of the second quarter of 1996.

GROSS PROFIT. Gross profit for the Company increased by $95,954, or by 2% of sales. The increase in gross profit percentage was due to the sales mix in the product line.

SELLING, GENERAL AND ADMINISTRATIVE. The increase in selling, general and administrative expenses of $200,174 over the second quarter of 1996 was mainly due to increases in consulting fees, travel and entertainment expenses, and bank charges.

GRAND TOYS INTERNATIONAL, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operation

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996.

NET EARNINGS. Net earnings were $278,637 for the first six months of the 1997 compared to a net earnings of $366,544 for the same period in the prior year. The decrease of $87,907 in net earnings was mainly due to an increase in selling, general and administrative expenses and income tax expense.

NET SALES. Net sales for the first half of 1997 increaseed by $353,059 or by 4% over the first six months of the prior year. The higher sales volume was attributed to increased sales in Tiger Electronics and Toy Biz product lines. The strength of the Company's product line resulted in increased sales as compared to the same period last year.

GROSS PROFIT. Gross profit increased by $214,939 or 6% over the first half of 1996. The increase was primarily attributable to the increase in net sales by the Company. The increase in gross profit percerntage was due to the sales mix in the product line, and the Company's continuous efforts to decrease the cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $229,194 over the same period last year. The increase in consulting fees, travel and entertainment expenses, and bank charges.


LIQUIDITY AND CAPITAL RESOURCES

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

During 1995 the Company issued 1,680,000 shares of its Common Stock in private transactions under Regulation S pursuant to which it received gross proceeds of $885,685.

In March 1996 Grand Canada entered into a banking arrangement with a new lending institution. Grand Canada has a secured line of credit of Canadian $13,000,000 or its US$ equivalent to enable it to meet its plan for growth in the future. Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand Canada bear interest at prime plus 1 1/4%. The term of the loan agreement is three years. The advances are guaranteed by the Company and secured by all of Grand Canada's assets.

Accounts receivable at June 30, 1997 were $3,746,746 compared to $5,229,177 at December 31, 1996. Inventory was $4,135,561 at June 30, 1997 compared to $2,554,384 at December 31, 1996. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

Grand Canada's level of accounts receivable is subject to significant seasonal variations due to the seasonality of sales. As a result, Grand Canada's working capital requirements are greatest during its third and fourth quarters.

Working capital decreased from $2,950,379 at December 31, 1996 to $2,735,191 at June 30, 1997. Net cash used for operating activities was $741,706 in the six months ended June 30, 1997 compared to net cash used for operations of $1,559,919 in the first six months of 1996 and cash used for additions to equipment was $117,022 for the six months ended June 30, 1997, compared to $40,028 in 1996.

GRAND TOYS INTERNATIONAL, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

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

GRAND TOYS INTERNATIONAL, INC.

PART II. - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 22, 1997.
At the Annual Meeting, Stephen Altro, David Mars, Ron Goldenberg, Elliot Bier and James Rybakoff were re-elected as directors of the Company and KPMG was re-appointed as independent certified public accountants for the Company for the 1997 fiscal year. 7,186,703 votes were cast in favor of Messrs. Altro, Mars, Goldenberg, and Bier and 1,700 votes were withheld and 29,250 votes abstained on the election of such persons. 7,180,703 votes were cast in favor of Mr. Rybakoff and 7,700 votes were withheld, and 29,250 votes abstained on Mr. Rybakoff's election. 7,192,053 votes were cast in favor of KPMG and 2,700 votes were withheld and 22,900 votes abstained on KPMG's appointment.

Item 5.  OTHER INFORMATION

A Special Meeting of Shareholders of the Company was held on July 28, 1997.
At the Special Meeting, the shareholders approved the proposed amendment to the Company's Articles of Incorporation to effect a one-for-five reverse split of the Company's Common Stock while keeping 50,000,000 authorized shares of Common Stock, par value $.001 per share. 6,830,278 votes were cast in favor of the proposal, 179,743 votes were cast against the proposal, and nil shares abstained on the proposal.

The number of votes described above and in Item 4 represent shares of Common Stock before the one-for-five reverse stock split was effected.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 1997         GRAND TOYS INTERNATIONAL, INC.
                             /s/ Stephen Altro
                                 Stephen Altro
                                 President



In accordance with the requirements of the Exchange Act., this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature               Title                          Date
/s/ Stephen Altro       President and Director         August 6, 1997
Stephen Altro           Director (Principal
                        Executive Officer)


/s/ Ron Goldenberg      Vice President, Chief          August 6, 1997
Ron Goldenberg          Financial Officer, Secretary,
                        Treasurer and Director
                        (Principal Financial and
                        Accounting Officer)

17