Form 10QSB
period 1997-09-30
GRAND TOYS INTERNATIONAL INC
filed 1997-10-23
CIK 814463

FORM 10-QSB

Securities and Exchange Commission Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997

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

Yes  {X}      No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of October 23, 1997: 1,577,597.

Part I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets
                 				                    September 30,		         December 31,
		  		                                           1997                   1996
                                          (Unaudited)
Assets

Current assets:
  Accounts receivable
  (net of allowance for doubtful accounts;
  1997 - $82,755; 1996 - $74,228)     	     $10,191,254            $5,229,177
  Due from affiliated company                     9,482               325,356
  Inventory			                                6,833,375  	          2,554,384
  Prepaid expenses			                           594,196               525,850
  Total current assets	                      17,628,307             8,634,767

Equipment and leasehold
improvements, net (note 3)	                     459,407     	         389,281

Total assets	                              	$18,087,714            $9,024,048

GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets

                                              September 30,        December 31,
                                                       1997                1996
                                                 Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 4)                  	    7,882,998           1,633,068
Trade accounts payable		                         3,363,279           2,207,896
Other accounts payable and
accrued liabilities			                             932,100             509,903
Royalties payable		    	                           329,557             354,066
Income taxes payable		                           1,266,115             979,455
Total current liabilities	                     	14,074,049           5,684,388

Loan payable to a director (note 5)          	           -             427,129

Minority interest                  			                 100                 100

Stockholders' equity:
Capital stock (note 6)		                             1,578               7,888
Additional paid-in capital	                    	10,599,559        	 10,593,249
Deficit			                                     	(6,192,674)         (7,248,104)
Cumulative currency translation
adjustment			                                     (394,897)           (440,602)
                                                 4,013,566           2,912,431

Commitments and contingencies
(notes 9 and 10)

Total liabilities and
stockholders' equity                 		        $18,087,714          $9,024,048

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Earnings
(Unaudited)
                                 For the three months        For the nine months
                                  ended September 30,        ended September 30,
   	                              1997 		        1996          1997         1996
Net sales          	       $11,562,834     $8,391,261   $21,704,326  $18,144,695

Cost of goods sold          	7,267,669      4,639,577    13,305,405   10,515,448

Gross profit                 4,295,165      3,751,684     8,398,921    7,629,247

Operating expenses:
Selling, general and
administrative               2,469,715     2,362,030      5,651,483    5,278,013
Interest 	      	              130,160       184,404        273,759      363,865
Bad debt expense                38,120       161,159        109,590      219,916
Depreciation                    36,693        40,349         95,844      103,921
                             2,674,688     2,747,578      6,130,676    5,965,714

Earnings before income taxes 1,620,477     1,004,106      2,268,245    1,663,532

Income taxes                   847,767       521,291      1,212,815      828,513

Net earnings                  $772,710      $482,815     $1,055,430     $835,019

PER COMMON SHARE (NOTE 1):
Basic                            $0.49         $0.32          $0.67        $0.55
Diluted                           0.31          0.19           0.47         0.32

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)
                                                        Cumulative
                              Additional   Retained     Currency
                     Common   Paid-In      Earnings     Translation
                     Stock    Capital      (Deficit)    Adjustment   Total

January 1, 1997      $7,888   $10,593,249  $(7,248,104) $(440,602)   $2,912,431

Reverse Stock Split  (6,310)        6,310            -          -             -
(note 1(g))

Net earnings for
the period                -             -    1,055,430          -     1,055,430

Foreign currency
translation               -             -            -     45,705        45,705

September 30, 1997   $1,578    $10,599,559  $(6,192,674) $(394,897)   $4,013,566

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated  Statements of Cash Flows
(Unaudited)
                           	                        For the nine months
                                                    Ended September 30,
					                                               1997    		       1996
Cash flows from operating activities:
  Net earnings                                $1,055,430         $835,019
  Items not affecting cash:
    Depreciation                                  95,844          103,921
    Gain on disposal of equipment 	                   	-          (25,407)
  Changes in operating working capital
  items, (note 8)                             (6,878,523)      (4,667,073)
  Net cash used for operating
  activities                                  (5,727,249)      (3,753,540)

Cash flows from financing activities:
  Increase in bank indebtedness                6,253,980        4,071,408
  Decrease in loan payable to a director        (422,070)        (255,798)
  Repayment of long-term debt                          -          (34,074)
  Issuance of capital stock,
  net of issue costs                                   -          (29,142)
  Other                                           61,309           11,680
  Net cash provided by financing
  activities                                   5,893,220        3,764,074

Cash flows from investing activities:
  Additions to equipment                        (165,970)         (35,941)
  Proceeds on sale of equipment                        -           25,407
  Net cash used for investing activities        (165,970)         (10,534)

Net change in cash, being cash at end of
period                                          $      -         $      -

Supplementary disclosure of cash flow information

Cash paid during the period for:

  Interest                                        $279,759         $363,865

  Income taxes                                     833,296          303,296

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated  Financial Statements

Grand Toys International, Inc., a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its Canadian subsidiaries, is the distribution of toys and related items.

1. SIGNIFICANT ACCOUNTING POLICIES:

(a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1996 contained in the Company's Annual Report on Form 10-KSB.

The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

(g) Earnings per share:

(i) Effective August 4, 1997, the stock of the Company underwent a one-for-five reverse stock split. For purposes of earnings per share calculations, the compartive number of shares have been restated to reflect the split.

(ii) Earnings per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings. Common share equivalents in the form of options and warrants are excluded from the calculation if they have an anti-dilutive effect on per share figures (note
7).

The weighted-average number of shares is as follows:


September 30,      December 31,
1997               1996
1,568,423          1,358,900

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

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

2. FORMER INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY:

Grand Group Inc., ("Grand Group") an indirect wholly-owned U.S. subsidiary incorporated in August 1993, started active operations in March 1994 and ceased operations in September 1995. In November 1995, an involuntary petition into bankruptcy was filed against Grand Group Inc. As a result, Grand Group is being liquidated in a Chapter 7 proceeding under the United States Bankruptcy Code and a trustee has been appointed to oversee the liquidation. As control since November 1995 does not rest with Grand Toys International, Inc., the financial statements of Grand Group are no longer consolidated in these financial statements.

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

                      		             September 30                    December 31
                                             1997                           1996
                                      Accumulated                    Accumulated
		                             Cost	 depreciation           Cost    depreciation
Computer equipment	        $860,997      $566,320        $692,007      $516,083
Machinery and equipment	    369,907       329,369         373,589       325,419
Furniture and fixtures		    504,099       459,181         509,106       448,102
Trucks and automobiles 	     88,425        84,467          89,305        84,149
Telephone equipment	         42,295        36,168          42,716        35,436
Leasehold improvements	     355,305       286,116         358,020       266,273
       	                 $2,221,028    $1,761,621      $2,064,743    $1,675,462

NET BOOK VALUE                    $459,407                      $389,281

4. BANK INDEBTEDNESS:

On March 28, 1996, Grand Canada entered into a three year banking agreement with a lending institution. The Company has a secured line of credit of $9,524,000 (Canadian $13,000,000) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances bear interest at prime plus 1 1/4%, and are secured by all of Grand Canada's assets and are guaranteed by Grand Toys International, Inc. As at September 30, 1997, the unused portion of the credit facility is approximately $391,000.

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

(b) Issued and outstanding:
<CATION>
			                          September 30,      December 31,
				                                  1997              1996
1,577,597 common shares             $1,578            $7,888
(1996 - 7,887,986)(note 1 (g))

7. STOCK OPTIONS AND WARRANTS:

The Company's Option Plan provides for the issuance of up to 300,000 options to acquire the common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-qualified Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

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

Details of options and warrants, all of which are exercisable at the period end, are as follows:

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

7. STOCK OPTIONS AND WARRANTS, CONTINUED:
                                       		       				                  Weighted-
                                                                        average
                                 Other                                 exercise
                    Option		     Stock					        	                  price per
	                     Plan	    Options       Warrants       Total         Share
Outstanding,
December 31, 1996   64,500     996,011        280,000    1,340,511        18.72
 (see note 1(g))

Granted                  -   1,113,000              -    1,113,000         4.39

Forfeited                -    (450,000)             -     (450,000)       18.67

Expired                  -           -       (230,000)  	 (230,000)       40.00

Outstanding,
September 30, 1997  64,500   1,659,011         50,000     1,773,511        6.98


8. CHANGES IN OPERATING WORKING CAPITAL ITEMS:

                                                   For the nine months ended
                                                               September 30,
                                                          1997          1996
Increase in accounts receivable                    $(4,993,882)  $(2,852,494)
Decrease in due from affiliated company                312,054             -
Increase in inventory                               (4,295,920)   (3,300,482)
Increase in prepaid expenses                           (72,811)     (403,007)
Increase in trade accounts payable                   1,470,786       863,110
Increase in other accounts payable
 and accrued liabilities                               426,417       411,448
Decrease (increase) in royalties payable               (20,958)       97,087
Increase in income taxes                               295,791       517,266
                                                   $(6,878,523)  $(4,667,073)

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

9. COMMITMENTS:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1997			      170,000
1998			      423,000
1999			      216,000
2000         213,000
2001         141,000
Thereafter	 	530,000

     			  $1,693,000

Rent expense for the periods ended September 30, 1997 and 1996 amounted to approximately $148,344 and $129,777 respectively.

10. CONTINGENCIES:

(a) A lawsuit for alleged breach of contract was filed in 1994 against Grand Canada by a sales representative. In the opinion of management, the case should be settled, however, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.

The Company has been named in two lawsuits by a supplier of and a lessor to Grand Group for recovery of amounts totalling approximately $300,000 although the Company is not party to either contract. In the opinion of management, the actions are in their early stages and it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

(b) Grand Canada is also contingently liable for outstanding letters of credit of approximately $1,250,000.

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

GRAND TOYS INTERNATIONAL, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Grand Toys International, Inc., (the "Company"), through its Canadian subsidiary, Grand Toys Ltd. ("Grand Canada"), has been engaged in the toy business in Canada for over 35 years and currently distributes a wide variety of toys throughout Canada. Through Grand Concepts, a recently organized subsidiary, the Company distributes, in Canada, various accessories, including backpacks and luggage.

RESULTS OF OPERATION

             	                	For the three months        For the nine months
                           		   ended September 30,        ended September 30,
                         	      1997         1996          1997        1996
Net sales                       100.00%      100.00%       100.00%     100.00%
Cost of goods sold		             62.85        55.29         61.30       57.95
Gross profit	                    37.15        44.71         38.70       42.05

Operating expenses:
 Selling, general and
 administrative                 	21.36        28.15         26.05       29.09
 Interest	                        1.13         2.19          1.26        2.01
 Bad debt expense		                .33         1.92           .50        1.21
 Depreciation	                     .32          .48           .44         .57
Total operating expenses         23.14        32.74         28.25       32.88

Earnings before income taxes     14.01        11.97         10.45        9.17

Net earnings                      6.68%        5.75%         4.86%       4.60%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

NET EARNINGS. Net earnings were $772,710 for the third quarter of 1997 compared to net earnings of $482,815 for the same period last year. The increase of $289,895 in net earnings was due to an increase in sales (38%), and an overall decrease, as a percentage of sales, of 9.61%, in operating expenses.

NET SALES. Net sales increased by $3,171,573 or by 38% over net sales of the third quarter of 1996. The higher sales volume was attributed to increased sales in the Toymax (1997), Tiger, Toybiz, Oddzon and Spectra product lines. The addition of the Toymax line, in conjunction with the strength of the Company's product line, resulted in increased sales as compared to the same period last year.

GROSS PROFIT. Gross profit for the Company increased by $543,481 or by 14% of sales. The decrease in gross profit percentage was due to the sales mix in the product line, to an increase in sales discounts and to higher product costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $107,685 over the third quarter of 1996. This increase was mainly due to increases in bank charges, advertising, travel and entertainment, and warehousing expenses. However, the significant decrease in selling, general and administrative expenses as a percentage of net sales was a result of successful cost containment.

GRAND TOYS INTERNATIONAL, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operation

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

NET EARNINGS. Net earnings were $1,055,430 for the first nine months of 1997 compared to net earnings of $835,019 for the same period in the prior year.
The increase of $220,441 in net earnings was due to an increase in sales (20%), and an overall decrease as a percentage of net sales of 4.65%, in operating expenses.

NET SALES. Net sales for the first nine months of 1997 increased by $3,559,631 or by 20% over the first nine months of the prior year. The higher sales volume was attributed to increased sales in the Toymax (1997), Tiger, Toy Biz, Oddzon and Spectra product lines. The addition of the Toymax line, in conjunction with the strength of the Company's product line, resulted in increased sales as compared to the same period last year.

GROSS PROFIT. Gross profit increased by $769,674 or 10% over the first nine months of 1996. The increase was primarily attributable to the increase in net sales by the Company. The decrease in gross profit percentage was due to the sales mix in the product line, to an increase in sales discounts, and to higher product costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $373,470 over the same period last year. The increase is due to increases in bank charges, advertising, travel and entertainment and warehousing expenses. However, the decrease in selling, general and administrative expenses as a percentage of sales was the result of successful cost containment.


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

Accounts receivable at September 30, 1997 were $10,191,254 compared to $5,229,177 at December 31, 1996. Inventory was $6,833,375 at September 30,
1997 compared to $2,554,384 at December 31, 1996. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

Grand Canada's level of accounts receivable is subject to significant seasonal variations due to the seasonality of sales. As a result, Grand Canada's working capital requirements are greatest during its third and fourth quarters.

Working capital increased from $2,950,379 at December 31, 1996 to $3,554,258 at September 30, 1997. Net cash used for operating activities was $5,727,249 in the nine months ended September 30, 1997 compared to net cash used for operations of $3,753,540 in the same period of 1996. Cash used for additions to equipment was $165,970 for the nine months ended September 30, 1997, compared to $35,941 in 1996.

GRAND TOYS INTERNATIONAL, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing. Management believes that the Company has sufficient funding at the present time to meet its next twelve month forecast.

GRAND TOYS INTERNATIONAL, INC.

PART II. - OTHER INFORMATION

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

The number of votes described above represent shares of Common Stock before the one-for-five reverse stock split was effected.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 23, 1997         GRAND TOYS INTERNATIONAL, INC.
                                 /s/ Stephen Altro
                                 Stephen Altro
                                 President



In accordance with the requirements of the Exchange Act., this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature               Title                          Date
/s/ Stephen Altro       President and Director         October 23, 1997
Stephen Altro           Director (Principal
                        Executive Officer)


/s/ Ron Goldenberg      Vice President, Chief          October 23, 1997
Ron Goldenberg          Financial Officer, Secretary,
                        Treasurer and Director
                        (Principal Financial and
                        Accounting Officer)

18