Form 10QSB/A
period 1997-09-30
GRAND TOYS INTERNATIONAL INC
filed 1997-10-30
CIK 814463

FORM 10-QSB/A


GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets

                                              September 30,        December 31,
                                                       1997                1996
                                                 Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 4)                  	    7,882,998           1,633,068
Trade accounts payable		                         3,663,279           2,207,896
Other accounts payable and
accrued liabilities			                             932,100             509,903
Royalties payable		    	                           329,557             354,066
Income taxes payable		                           1,266,115             979,455
Total current liabilities	                     	14,074,049           5,684,388

Loan payable to a director (note 5)          	           -             427,129

Minority interest                  			                 100                 100

Stockholders' equity:
Capital stock (note 6)		                             1,578               7,888
Additional paid-in capital	                    	10,599,559        	 10,593,249
Deficit			                                     	(6,192,674)         (7,248,104)
Cumulative currency translation
adjustment			                                     (394,897)           (440,602)
                                                 4,013,566           2,912,431

Commitments and contingencies
(notes 9 and 10)

Total liabilities and
stockholders' equity                 		        $18,087,714          $9,024,048

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