Form 10KSB
period 1997-12-31
GRAND TOYS INTERNATIONAL INC
filed 1998-03-30
CIK 814463

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10 - KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  December 31, 1997


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from        to

Commission file number 0-22372

Grand Toys International, Inc.
(Name of small business Issuer as specified in its charter)

Nevada                                          87-0454155
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


1710 Trans-Canada Hwy., Dorval, Quebec, Canada,
(Address of principal executive offices)
H9P-1H7
(Zip Code)

Issuer's telephone number, including area code (514)685-2180

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:
  Common Stock $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Issuer's revenues for the year ended December 31, 1997 were $37,299,525.

The number of shares outstanding of the Issuer's common stock is 1,577,597 (as of February 28, 1998).

The aggregate market value of the voting stock held by non affiliates of the Issuer was approximately $3,942,000 (as of February 28, 1998).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Grand Toys International, Inc. 1998 Notice of Annual
Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Issuer's fiscal year (incorporated into Part III).

Transitional Small Business Disclosure Format:   Yes    No X



PART  I

This form 10-KSB of Grand Toys International, Inc. (the "Company") contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties.
Statements indicating that the Company "expects", "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-KSB.
Unless otherwise indicated, all information contained in this report give effect to a one-for-five reverse split effected on August 4, 1997.

ITEM 1.

DESCRIPTION OF BUSINESS

INTRODUCTION

Grand Toys International, Inc. (the "Company"), through its Canadian subsidiary, Grand Toys Ltd. ("Grand Canada"), has been engaged in the toy business in Canada for over 36 years and currently distributes a wide variety of toys throughout Canada. Grand Canada's toy business consists of two areas of operation: (i) the importation and distribution throughout Canada, on an exclusive basis, of a wide variety of well-known toy products designed and manufactured throughout the world; and (ii) the sale of toy products featuring popular characters licensed to the Company. Through a United States subsidiary, Grand Group Inc. ("Grand US"), the Company had commenced sales of a proprietary line of toy products in the United States and abroad in the first quarter of 1994. Due to continued operating losses and a lack of sufficient capital, Grand US ceased operations in September 1995. On January 4, 1996 an order for relief under Chapter 7 of the United States Bankruptcy Code was entered against Grand US. A trustee was appointed at that time to supervise the liquidation of Grand US's remaining assets.In November 1996, the Company organized a new Canadian subsidiary, Grand
Concepts, Inc., ("Grand Concepts"). Grand Concepts, which commenced business in 1997, distributes various accessories including backpacks, luggage, duffels, handbags and rainwear.

Unless the context otherwise requires, references herein to "Grand Toys" or the "Company" include Grand Toys International, Inc., its subsidiary, Grand Toys (U.S.) Ltd., Grand Canada, and Grand Concepts which are subsidiaries of Grand Toys (U.S.) Ltd.

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

The following table sets forth certain toy manufacturers whose toys Grand Canada distributes in Canada, the type of toys they manufacture, and the price range within which Grand Canada sells such toys to retailers.


Toy Manufacturer                Toy Products Distributed            Product
                                by the Company                      Price Range($)


Arbor Toys (US)                 Girls' accessories                  4.10 -  37.00
Fairland Toys (Hong Kong)       Fashion dolls                       0.90 -  11.95
Industrias Salver(Mexico)       Balls                               0.65 -   2.95
Intex (Taiwan)                  Inflatable water toys               0.55 - 105.00
Krakpol (Poland)                Toy tool sets                      11.95 -  38.25
Oddzon Products(U.S.)           Koosh products                      1.50 -  20.90
Processed Plastic(U.S.)         Plastic beach & sand toys,
                                 ride-on vehicles, etc...           0.60 -  37.95
Spectra Star Toys(U.S.)         Kites                               0.60 -   9.00
Tiger Electronics(U.S.)         Games, dolls, hand-held games,
                                 electronic diaries                 7.10 - 115.00
Toy Biz (U.S.)                  Male action figures, dolls          4.95 -  48.50
Toymax (U.S.)                   Electronic Toys                     7.25 -  94.00
Unice S.A (Spain)               Balls                               1.80 -   3.35


DESIGN AND DEVELOPMENT

As is common in the toy industry, Grand Canada receives numerous toy concepts from unaffiliated third parties for new products. Grand Canada does not employ its own inventors of new toy concepts but if it accepts and develops a person's concept for new toys, it will pay royalties on the toys developed from such a concept that are actually sold.

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

Approximately 91% of Grand Canada's gross sales in 1997 were of toys supplied by the following five manufacturers: Tiger Electronics, Toy Biz, Toymax, Processed Plastics and Intex Corp., whose toys, respectively, accounted for 36%, 33%, 14%, 4%, and 4% of 1997 gross sales. Other than the products from the above-mentioned manufacturers, no products of Grand Canada from any other supplier accounted for more than 5% of gross sales in 1997.

The imported toy products are manufactured for Grand Canada by unaffiliated third parties principally located in Canada, Mexico, Spain, Poland, the United States, China, Hong Kong and Taiwan. The manufacturers are chosen by Grand Canada on the basis of price, availability of payment terms, quality, reliability and the ability of a manufacturer to meet Grand Canada's delivery requirements. The use of third-party manufacturers enables Grand Canada to avoid incurring fixed manufacturing costs, but also reduces its ability to control the timing and quality of the manufacturing process. Delays in shipments or defects in material could result in a loss of sales, which could have a material adverse effect on Grand Canada.

To date, Grand Canada has not experienced any material delays in the delivery of its products or any material defects in the products manufactured for it. Grand Canada's ability to have its products manufactured outside Canada could be affected by political or economic disruptions, including labor strikes and disruptions in the shipping industries.

Although Grand Canada believes that alternative sources of supply are available, any serious disruption could materially impair Grand Canada's ability to deliver products in a timely manner. To date, Grand Canada has not experienced any problems as a result of any political or economic disruptions.

Grand Canada does not supervise the day-to-day manufacturing of its products. However, prior to the commencement of manufacturing, Grand Canada and the manufacturer work together to design a prototype of the specific product. The manufacturer is contractually obligated to manufacture the products in accordance with the specifications of the prototype.

All manufacturing services performed overseas are paid for by either letter of credit or wire transfer. Payment for such manufacturing is made only upon the proper fulfillment of terms established by Grand Canada, such as adherence to product quality, design, packaging and shipping standards, as well as proper documentation relating thereto. Most product purchases are paid for in U.S. dollars.

Grand Canada is not a party to any long-term supply or requirement agreements with any specific manufacturer. Grand Canada
employs a large number of toy manufacturers.   These manufacturers may
subcontract for the manufacture of components of the products that they make for Grand Canada, with third parties who are not affiliated with Grand Canada.

MATERIALS

The principal raw materials used in the production and sale of Grand Canada's products are printed fabrics and paper products. These are all currently available at reasonable prices from a variety of sources. Because Grand Canada does not manufacture any of its products, it does not own any specialized tools or other production equipment.

LOCATION

Grand Canada maintains space in a building in suburban Montreal, Canada, where the Company's and Grand Canada's executive offices are also maintained for warehouse, packaging and distribution purposes. Grand Canada also keeps an inventory of its products at such facilities enabling it to respond quickly to customer orders.

LICENSING AND DISTRIBUTION AGREEMENTS

CHARACTER LICENSES

Grand Canada's product line includes products featuring well-known character properties created by others. In order to obtain the right to manufacture and sell toy products featuring such character properties, Grand Canada enters into license agreements with the owners of such properties. Under the terms of the character property license agreements, Grand Canada pays royalties to licensors that generally range from 5% to 12% of sales of the toys carrying these character properties. To the extent that competition increases among toy companies to obtain character property licenses, Grand Canada may encounter increased difficulty in obtaining certain character licenses and may be required to pay greater minimum guaranteed royalty amounts for them.

Generally, Grand Canada's character property license agreements provide it with the exclusive right to sell only specific products featuring the particular character property and limit the territory in which such products may be sold to Canada. Typically, each such license agreement extends for one to three years and may be renewed upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license.

The following table sets forth some of Grand Canada's character licenses, the licensor for these character properties and the toy products that Grand Canada markets featuring these character properties.


CHARACTER PROPERTY       LICENSOR       PRODUCT OF GRAND
                                        CANADA FEATURING
                                        PROPERTY


101 Dalmatians           Disney         Kites, Hand-Held Games,Inflatables
Bambi                    Disney         Balls
Bug's Life               Disney         Kites, Hand-Held Games
Cinderella               Disney         Hand-Held games
Donald Duck, Daisy,
 Goofy, Pluto            Disney         Pools, Balls, Kites
Hercules                 Disney         Balls, Hand-Held Games
Hunchback of Notre Dame  Disney         Balls, Hand-Held Games
Lion King                Disney         Balls, Kites
Little Mermaid           Disney         Balls, Kites, Hand-Held Games
Mickey Mouse,
 Minnie Mouse            Disney         Pools, Ball, Kites
Mighty Ducks             Disney         Balls, Hand-Held Games
Mulan                    Disney         Balls, Kites
Toy Story                Disney         Balls, Hand-Held Games, Electronic Screamers
Winnie The Pooh          Disney         Balls, Hand-Held Games, Koosh, Plastics
Barbie                   E.M.G.         Girls' accessories
Sesame Street            E.M.G.         Balls, Koosh, Kites
Sailor Moon              G-Squared      Balls
Star Wars                G-Squared      Kites, Hand-Held Games, Luggage & Accessories
Pepsi                    Pepsico        Balls
Batman                   Warner Bros.   Kites, Balls, Discs
Looney Tunes             Warner Bros.   Kites, Balls, Koosh


No one particular character property license resulted in sales in excess of 5% of Grand Canada's sales for the year ended December 31, 1997, and the loss of any one such license would not have a material adverse effect on Grand Canada's operations.

LICENSE AND DISTRIBUTION ARRANGEMENTS WITH TOY MANUFACTURERS

Grand Canada has written license and distribution arrangements with four of the approximately fifteen toy manufacturers from whom it imports toys for distribution in Canada. Grand Canada selects products from a master product list provided to it by the manufacturer. The purchase price, depending on the arrangement with the supplier, consists of a fixed payment per toy and occaisionally a royalty fee. Pursuant to these agreements, Grand Canada obtains the exclusive right to import and distribute throughout Canada the toy products selected by it. Where agreements have been entered into, they generally extend for one to five years and are generally exclusive for a specified product or product line within the territory outlined in the contract. Generally, under such agreements and arrangements, Grand Canada is responsible for arranging and paying for shipping and other related costs and expenses. Delivery of products generally takes approximately one to five weeks.

MARKETING, SALES AND DISTRIBUTION

Grand Canada distributes its toy products throughout Canada through its own sales representatives. Purchasers of the products include retail chain stores, department stores, toy specialty stores and wholesalers. Grand Canada's five largest customers are: Toys "R" Us; Wal-Mart; Zellers; K-Mart; and Sears which, for the year ended December 31, 1997, accounted for approximately 30%, 15%, 14%, 11% and 7%, respectively, of the gross sales for this period. No other customer accounted for more than 5% of gross sales in 1997.

Other than purchase orders from its customers, Grand Canada does not have written agreements with its customers, but rather sells products to customers on open account, with payment terms typically varying from 30 to 90 days. If one or more of the customers identified above were to terminate its relationship with Grand Canada, a material adverse effect on the Company may occur.

Although Grand Canada's policy is not to sell any of its products on consignment, in accordance with industry practice, it may sell, on a case-by-case negotiated basis, its products on a partial consignment basis. To date, consignment sales have been insignificant.

Grand Canada employs a sales and marketing staff of nine people, including two of its senior managers and seven sales persons who make on-site visits to customers for the purpose of soliciting orders for products. It markets products at major and regional toy trade shows in Canada. In addition, Grand Canada maintains showrooms in its suburban Montreal and Toronto facilities where it exhibits its toy products to customers.

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

Grand Canada generally ships products to customers within six months of the date an order is received. The backlog at February 28, 1998 and February 29, 1997 was Canadian $ 2,901,966 and Canadian $ 4,060,452 respectively. Backlog generally represents written customer orders that will be shipped within four months. Because customer orders may be canceled at any time without penalty, the Company believes that backlog may not accurately indicate sales for any future period.

SEASONALITY

The Company's business is seasonal. The Company's third quarter sales have typically been highest in anticipation of the holiday selling season.

PRODUCT LIABILITY

The Company maintains product liability coverage for Grand Canada's operations in the aggregate amount of Canadian $4,000,000. The Company has not been the subject of any product liability litigation.

COMPETITION

The toy industry is highly competitive and sensitive to changing consumer preferences and demands. Grand Canada competes in Canada with many companies with toy products that are better known than those distributed by Grand Canada. Some of Grand Canada's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than Grand Canada. They may also have greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those distributed by Grand Canada. Grand Canada competes with, among others, Irwin Toys Ltd., Hasbro Inc. and Mattel Inc.

GOVERNMENT REGULATION

Grand Canada is subject to the provisions of various laws, certain of which have been enacted by the Federal Government of Canada and others which have been enacted by the government of the Province of Quebec and other Canadian provinces.

FEDERAL

The laws of the government of Canada to which the Company is subject include the Hazardous Products Act which empowers the government to protect children from hazardous toys and other articles. Under that legislation the government has the authority to exclude from the market those articles which are found to be hazardous. Grand Canada is also subject to the Consumer Packaging and Labeling Act enacted by the government of Canada, whose legislation prohibits the importation of prepackaged items into Canada, as well as the sale, importation, or advertising in Canada of items which have misleading information on their label.

PROVINCIAL

The legislation enacted by the government of the Province of Quebec to which Grand Canada is subject includes the Consumer Protection Act which prohibits the sale of hazardous toys and other articles, and also requires proper labeling and instructions to be included with the item being sold. Grand Canada is also subject to the Charter of the French Language, which requires that all labeling and instructions appear in the French language, as well as the Upholstery and Stuffed Articles Act, which requires that stuffed articles conform to hygienic norms, and obligates companies to take measures against contamination during transportation and storage. Similar laws exist in several cities and provinces throughout Canada and in many jurisdictions throughout the world.

Grand Canada maintains a quality control program to ensure compliance with all applicable laws.

EMPLOYEES

As of December 31, 1997, the Company employed 43 full-time persons, including three executive officers, and 2 contract employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2.

DESCRIPTION OF PROPERTY:

The Company's principal executive offices are located in an approximately 105,000 square foot facility located at 1710 Route Trans-Canada, Dorval, Quebec, Canada, in a suburb of Montreal. Of the space leased at such location, Grand Canada uses approximately 65,000 square feet for offices, showroom, assembling, packaging, warehousing and distribution. The lease for the entire premises expires on December 1, 1998 but Grand Canada has the right to extend the lease for an additional five-year period. The current monthly rent is Canadian $25,000 (a pro-rata share is paid by sub-lessee) and in the extension period will be increased each year by a percentage that is equal to 75% of the percentage increase in the consumer price index for the greater Montreal area.

Grand Canada sub-lets 40,000 square feet of this facility to an unrelated party because the space was in excess of its needs.

Grand Canada also leases, pursuant to a lease expiring on December 31, 2000, approximately 9,000 square feet of showroom and office space at 6427 Northam Drive, Mississauga, Canada, a suburb of Toronto, at a current rental rate of approximately Canadian $7,600 per month.

The Company believes that its current facilities are satisfactory for its present needs and that insurance coverage is adequate for the premises.

ITEM 3.

LEGAL PROCEEDINGS:

On November 30, 1995, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Grand US in the
United States Bankruptcy Court for the Southern District of New York
(the "Bankruptcy Proceeding"). On January 4, 1996, the Court entered an order for relief under Chapter 7 of the United States Bankruptcy Code and a trustee was appointed to supervise the liquidation of Grand
US. To date, no other proceedings have occurred in connection with the Bankruptcy.

Other than discussed above or in Note 12 to the Company's Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.


PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

The Company's Common Stock is traded on the NASDAQ Small-Cap Stock
Market under the symbol "GRIN". The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from January 1, 1995 through December 31, 1997 as reported by NASDAQ. The figures represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. The prices set forth below have been adjusted to give effect to the one-for-five reverse stock split effected on August 4, 1997.


Common Stock                  Representative
                              Bid Prices
                              High          Low

1996

First Quarter                 $11 9/16       $ 5
Second Quarter                $10 5/8        $ 5 7/8
Third Quarter                 $ 6 7/8        $ 4 3/8
Fourth Quarter                $ 7 13/16      $ 3 29/32

1997

First Quarter                 $ 6 7/8        $ 5 15/32
Second Quarter                $ 6 1/4        $ 4 5/8
Third Quarter                 $ 6 7/16       $ 4 1/2
Fourth Quarter                $ 8 3/8        $ 5 5/8



On March 19, 1998, the last reported sales price for the Common Stock on the NASDAQ Small Cap Market was $ 6 1/16 per share.

At February 28, 1998 there were approximately 163 record holders of the Company's Common Stock, however, those shares being held at various clearing houses, including Cede & Company, have not been broken down. Accordingly, the Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name".

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


ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

OVERVIEW

Net sales consist of sales of products to customers after deduction of customer cash discounts, volume rebate allowances, and returns of merchandise. Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product, a currency adjustment (if applicable), duty and other taxes, and freight and brokerage charges. Royalties to Grand Canada's suppliers not contingent upon the subsequent sales of the suppliers' products are included in the price paid for such products.

Major components of selling, general and administrative expenses include: payroll and fringe benefits; advertising expense, which includes the cost of production of television commercials and the cost of air time; advertising allowances paid to customers for cooperative advertising programs; and royalty expense. Royalties include payments by Grand Canada to licensors of character properties and to manufacturers of its toy products if such payments are contingent upon subsequent sales of the products. Royalties are usually a percentage of the price at which the product is sold and are payable once a sale is made.

Accounts receivable are receivables net of an allowance for doubtful accounts. The allowance is adjusted periodically to reflect the current status of receivables. Management believes that current reserves for doubtful accounts are adequate. Sales of products to retailers and distributors are on an irrevocable basis. Consistent with industry practices, Grand Canada may make exceptions to this policy on a case-by-case negotiated basis. Inventory is comprised of finished goods at landed cost.

All amounts are in US$ unless otherwise noted.

RESULTS OF OPERATIONS

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:


For the Twelve Months Ended December 31,
                                             1997                  1996                1995
                                             %                     %                   %

Net sales                                    100.00              100.00              100.00
Cost of goods sold                            60.59               58.57               61.56
Gross profit                                  39.41               41.43               38.44
Operating expenses:
  Selling, general and administrative         30.25               31.98                35.26
    Interest                                   1.47                1.91                 2.13
    Bad debt expense                            .37                 .97                  .65
    Depreciation and amortization               .37                 .51                  .64
Total operating expenses                      32.46               35.37                38.68
Loss in non consolidated
    subsidiary company                            -                   -                12.82
Earnings (loss) before income taxes            6.96                6.06               (13.06)
Net earnings (loss)                            4.22                2.14               (14.31)


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996:

NET EARNINGS

Net earnings for 1997 were $1,575,169 or $1.00 per share as compared to $591,370 or $0.38 per share in 1996, a 156% increase.

NET SALES

Net sales in 1997 were $37,299,525 an increase of $9,653,274 over 1996 net sales of $27,646,251 or by approximately 35%. The strength of Grand Canada's product line coupled with effective advertising and promotion programs meant to drive and support the sales, had a major impact on net sales in 1997. The product lines that primarily contributed to the sales increase were: Toy Biz, which included the Marvel line of action figures such as Spiderman, the X-Men and others, as well as a variety ssette players; and the Intex "Wet Set" inflatables line which is a line of inflatable pools, air mattresses and other water related accessories. Further, in 1997 Grand Canada acquired the distribution rights of a new line, Toymax, which includes
Laser Challenge and Metal Molders.

GROSS PROFIT

Gross profit increased by $3,244,456 from $11,454,685 in 1996 to $14,699,141 in 1997. The gross profit increased as a direct result of the increase in sales. The gross profit as a percentage of sales decreased by approximately 2% in 1997. The product mix, as well as a weakening of the Canadian dollar, were major contributors to the decrease.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $11,281,653 in 1997 compared to $8,841,436 in 1996. The increase in this category is due primarily to the increase in advertising and promotion expenses. The expenditure on advertising and sales promotion was increased to drive the increased sales that the Company experienced. Both television advertising expense, and cooperative advertising rebates to customers were increased. However, as a percentage of net sales, selling general and administrative expenses decreased by 1.73% to 30.25% in 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995:

NET EARNINGS (LOSS)

Net earnings for 1996 were $591,370 or $0.38 per share as compared to a net loss of $3,255,747 or $(2.55) per share in 1995. The improvement was attributable to the shut down of the Company's United States operating subsidiary, Grand US, in 1995 and to the increased profitability of the Canadian operation in 1996. The Canadian operation which reported pre-tax income of $536,553 in 1995 reported pre-tax income of $1,834,816 in 1996 or an increase of $1,298,263. In 1995, the Company recorded a loss in its non-consolidated subsidiary, Grand US, of $2,917,582 as compared to nil in 1996.

NET SALES

Net sales in 1996 were $27,646,251, an increase of $4,890,922 over 1995 net sales of $22,755,329 or approximately 21.5%. The strength of Grand Canada's product line coupled with effective advertising and promotion programs to drive and support the sales had a major impact on net sales in 1996. The product lines that primarily contributed to the sales increase were: Toy Biz, which included "Spiderman", "X Men", "Hulk" and "Baby Tumbles" and "Take Care of Me Twins"; Tiger Electronics Inc., which included hand held electronics games, children's electronic diaries and the "Talkboy" cassette players; and the Intex "Wet Set" inflatables line which is a line of inflatable pools, air mattresses and other water related accessories.

GROSS PROFIT

Gross profit increased by $2,706,907 from $8,747,778 in 1995 to
$11,454,685 in 1996.    The gross profit increased as a direct result
of the increase in sales. There was also an increase in the gross profit as a percentage of sales, which increased by approximately 3% in 1996. The sales mix shifted to products with a higher gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE

These expenses were $8,841,436 in 1996 compared to $8,023,151 in 1995. The increase in this category is due primarily to the increase in advertising and promotion expenses. The expenditure on advertising and sales promotion was increased to drive the increased sales that the Company experienced. Both television advertising expense and cooperative advertising rebates to customers were increased. Further, legal expense increased significantly as a result of the settlement made in 1996. However, as a percentage of sales, selling general and administrative expenses decreased by 3.28% to 31.98% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

During 1995, the Company issued 1,680,000 shares of its Common Stock in private transactions under Regulation S pursuant to which it received gross proceeds of $885,685.

In March 1996, Grand Canada entered into a three year banking arrangement with a new lending institution. Grand Canada has a secured line of credit of $9,128,600 US ($13,000,000 CDN) to enable it to meet its plans for growth in the future. Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand Canada bear interest at prime plus 1 1/4%. The term of the loan is three years and it is not repayable on demand. The loan is guaranteed by the Company.

Accounts receivable at December 31, 1997 were $6,407,074 compared to $5,229,177 at December 31, 1996. The increase was due to increased sales volume of 34% for the year. Inventory at December 31, 1997 increased by $1,311,705 from a year earlier.

Working capital increased from $2,950,379 at December 31, 1996 to $3,452,266 at December 31, 1997. Net cash provided by operating activities was $185,374 in 1997 compared to $1,732,057 in 1996 and cash for additions to equipment was $245,891 compared to $79,256 in 1996, as a result of purchases for the new computer system.

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

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including the extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing. Management believes that the Company has sufficient financing at the present time to meet its 1998 forecast.

EFFECTS OF INFLATION

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

YEAR 2000 COMPLIANCE

The Company does not expect the cost of converting its computer systems to year 2000 compliance will be material to its financial condition or results of operations. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted in the earnings, diluted EPS reflect the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for December 31, 1997.


ITEM 7.

FINANCIAL STATEMENTS:

The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 8.

CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

PART III

ITEMS 9 - 12

The information required by Part III (Items 9 through 12) is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to regulation 14A within 120 days after the close of the Company's fiscal year.


ITEM 13.

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K:

(a)     Report of Independent Auditors
        Index to Financial statements
        Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 1997 and December 31, 1996 Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1997, 1996, and 1995
Consolidated Statements of Earnings for the Years Ended
 December 31, 1997, 1996, and 1995
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996, and 1995
Notes to Consolidated Financial Statements
Consents of Independent Auditors to incorporation by reference of financial statements

Exhibit Number

** 3.1          Articles of Incorporation, as amended

** 3.2          Amended and Restated by-laws (2)

** 4.1          Form of certificate evidencing shares of Common Stock (1)
                     and form of certificate evidencing redeemable Common Stock purchase warrants (1)

** 4.2          Form of Underwriter's Common Stock Warrant Agreement

** 4.3          Form of Underwriter's Warrant Agreement

** 4.4          Form of Warrant Agreement for the public Redeemable Common
                     Stock Purchase Warrants

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

* 21           Subsidiaries of the Company

* 23           Consent of KPMG



*    Filed herewith
**   Filed as an Exhibit to either the Company's Registration  Statement (the
      "Registration Statement") on Form SB-2, dated January 27, 1994, or Amendment No. 1 or Amendment No. 2 to such Registration Statement.

(1)  Filed as an Exhibit to the Company's Registration Statement on
        Form 8-A dated September 7, 1993and incorporated herein by reference

(2)  Filed July 20, 1993 and incorporated herein by reference.

(3)  Filed as an Exhibit to the Company's Proxy Statement on Form
        14-A dated April 22, 1996.



(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1997.



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Grand Toys International, Inc.:

We have audited the accompanying consolidated balance sheets of Grand Toys International, Inc. and subsidiaries as of December 31, 1997 and 1996, as well as the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.



Chartered Accountants

Saint-Laurent, Canada
January 30, 1998






GRAND TOYS INTERNATIONAL, INC.


CONSOLIDATED BALANCE SHEETS

Years ended December 31,                                              1997                    1996

Assets

Current assets:
     Accounts receivable (net of allowance for doubtful
       accounts;  1997 - $52,882; 1996 - $48,136)               $ 6,407,073            $ 5,229,177
     Due from affiliated company                                     11,730                325,356
     Inventory                                                    3,866,089              2,554,384
     Prepaid expenses                                               927,790                525,850
     Total current assets                                        11,212,182              8,634,767

Equipment and leasehold improvements, net (note 3)                  480,454                389,281

Other Assets                                                        494,768                      -


Total assets                                                   $ 12,187,404            $ 9,024,048


See accompanying notes to consolidated financial statements.

On behalf of the Board:

                                       Director

                                       Director


Years ended December 31,                                               1997                  1996

Liabilities and Stockholders' Equity
Current liabilities:
     Bank indebtedness (note 4)                                 $ 1,985,072           $ 1,633,068
     Trade accounts payable                                       2,191,871             2,207,896
     Other accounts payable and accrued liabilities               2,694,481               509,903
     Royalties payable                                              178,464               354,066
     Income taxes payable                                           710,028               979,455
Total current liabilities                                         7,759,916             5,684,388

Loan payable to a director (note 5)                                       -               427,129

Minority interest                                                       100                   100

Stockholders' equity:
     Capital stock (note 6)                                           1,578                 7,888
     Additional paid-in capital                                  10,599,559            10,593,249
     Deficit                                                     (5,672,935)           (7,248,104)
     Cumulative currency translation adjustment                    (500,814)             (440,602)
                                                                  4,427,388             2,912,431

Commitments and contingencies (notes 11 and 12)

Total liabilities and stockholders' equity                     $ 12,187,404           $ 9,024,048


See accompanying notes to consolidated financial statements.



GRAND TOYS INTERNATIONAL, INC.


CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31,                                   1997                1996                1995

Net sales                                          $ 37,299,525        $ 27,646,251        $ 22,755,329
Cost of goods sold                                   22,600,384          16,191,566          14,007,551
Gross profit                                         14,699,141          11,454,685           8,747,778
Operating expenses:
   Selling, general and administrative               11,281,653           8,841,436           8,023,151
     Interest                                           547,892             528,660             485,126
     Bad debt expense                                   138,756             268,632             147,184
     Depreciation                                       136,414             140,343             146,539
                                                     12,104,715           9,779,071           8,802,000
Loss of non-consolidated
  subsidiary company (note 2)                                 -                   -           2,917,582

Earnings (loss) before income taxes                   2,594,426           1,675,614          (2,971,804)

Income taxes                                          1,019,257           1,084,244             283,943

Net earnings (loss)                                 $ 1,575,169           $ 591,370        $ (3,255,747)


Earnings (loss) per share (note 1)
  Basic                                                  $ 1.00              $ 0.38             $ (2.55)
  Diluted                                                $ 0.90                0.37               (2.55)

See accompanying notes to consolidated financial statements.



GRAND TOYS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31,

                  Common Stock         Additional         Retained            Cumulative            Total
                                          Paid-In         Earnings              Currency
                                          Capital         (Deficit)          Translation
                                                                              Adjustment

January 1, 1995        $ 6,025        $ 9,685,098     $ (4,583,727)          $ (468,676)      $ 4,638,720
Private placements
  (note 6):              1,680            884,005                -                     -          885,685
Share issue costs            -           (146,529)               -                     -         (146,529)
Net loss for the year        -                  -       (3,255,747)                    -       (3,255,747)
Foreign currency
  adjustment                 -                  -                -                39,310           39,310

December 31, 1995        7,705         10,422,574       (7,839,474)             (429,366)       2,161,439

Settlement (note 6)        183            199,817                -                     -          200,000
Share issue costs            -            (29,142)               -                     -          (29,142)
Net earnings for the year    -                  -          591,370                     -          591,370
Foreign currency adjustment  -                  -                -               (11,236)         (11,236)

December 31, 1996        7,888         10,593,249       (7,248,104)             (440,602)       2,912,431

Reverse stock split
  (note 1(g))           (6,310)             6,310                -                     -                -
Net earnings for
  the year                   -                  -        1,575,169                     -        1,575,169
Foreign currency
  adjustment                 -                  -                -               (60,212)         (60,212)

December 31, 1997      $ 1,578       $ 10,599,559     $ (5,672,935)           $ (500,814)     $ 4,427,388


See accompanying notes to consolidated financial statements.




GRAND TOYS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                  1997               1996              1995


Cash flows from operating activities:
     Net earnings (loss)                          $ 1,575,169           $ 591,370      $ (3,255,747)
     Items not affecting cash:
          Depreciation                                136,414             140,343           146,539
          Gain on sale of equipment                         -             (24,224)          (21,062)
          Loss of non-consolidated subsidiary               -                   -         2,917,582
     Changes in operating working
       capital items (note 10)                     (1,017,275)          1,024,568         1,793,847
     Net cash provided by operating activities        694,308           1,732,057         1,581,159

Cash flows from financing activities:
     Increase (decrease) in bank indebtedness         428,026          (1,333,235)       (2,048,794)
     (Decrease) increase in loan
       payable to a director                         (422,161)           (476,889)          922,414
     Repayment of long-term debt                            -             (55,023)          (49,931)
     Issuance of capital stock, net of
       issue costs                                          -             170,858           739,156
     Other                                             54,651              (7,600)          (85,219)
     Net cash provided by (used for) financing
       activities                                      60,516          (1,701,889)         (522,374)

Cash flows from investing activities:
     Additions to equipment                          (245,891)            (79,256)         (107,694)
     Proceeds on sale of equipment                          -              49,088            21,062
     Other Assets                                    (508,933)                  -                 -
     Investment in non-consolidated subsidiary              -                   -          (972,153)
     Net cash used for investing activities          (754,824)            (30,168)       (1,058,785)

Net change in cash, being cash at end of year             $ -                 $ -               $ -

Supplementary disclosure of cash flow information

Cash paid during the year for:
     Interest                                       $ 487,147           $ 528,660         $ 459,643
     Income taxes                                   1,276,603             182,708                 -


See accompanying notes to consolidated financial statements.



GRAND TOYS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31,

Grand Toys International, Inc., a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and United States (until September 1995) operating subsidiaries, is the distribution of toys and related items.

1. SIGNIFICANT ACCOUNTING POLICIES:

(a)  PRINCIPLES OF CONSOLIDATION:

These consolidated financial statements, presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of Grand Toys International, Inc. and its subsidiaries with the exception of Grand Group Inc. (see note 2)
(the "Company"). All significant inter-company balances and transactions have been eliminated.

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
Leasehold improvements                 Straight-line                         Term of
                                                                             lease plus one
                                                                             renewal term

(d) OTHER ASSETS:

Other assets are recorded at cost and amortized over a period of three years. Amortization is included in cost of goods sold.

(e) REVENUE:

Sales are recorded net of merchandise returns.

(f)  FOREIGN CURRENCY TRANSLATION:

(i) Grand Toys Ltd. and Grand Concepts Inc., wholly-owned Canadian subsidiaries, are classified as self-sustaining foreign operations, with assets and liabilities translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported as a separate component of stockholders' equity.

(ii) Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

(g) EARNINGS (LOSS) PER SHARE:

(i) Effective August 4, 1997, the stock of the Company underwent a one-for-five reverse stock split. For purposes of earnings per share calculations, the comparative numbers of shares have been restated to reflect the split.

(ii) Basic earnings (loss) per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings
(loss).

(iii) Diluted earnings (loss) per share gives effect to all dilutive potential common shares that were outstanding during this period. (see note 9)

(h) STOCK OPTION PLAN:

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


2.  FORMER INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY:

Grand Group Inc. ("Grand Group"), a U.S. subsidiary incorporated in August
1993, started active operations in March 1994 and ceased operations in September 1995. In November 1995, an involuntary petition into bankruptcy was filed against Grand Group. As a result, Grand Group is being liquidated in a Chapter 7 proceeding under the United States Bankruptcy Code and a trustee has been appointed to oversee the liquidation. As control since November
1995 does not rest with Grand Toys International, Inc., the financial statements of Grand Group are no longer consolidated in these financial statements. The opening deficit for 1995 has been restated to exclude Grand Group.

As of December 31, 1995, the cost of the shares as well as all outstanding advances to the subsidiary had been entirely written off as follows:



Cost of shares                                            $  100

Advances                                               6,907,945
                                                       6,908,045

Subsidiary loss to December 31, 1994                  (3,990,463)

Subsidiary loss for the year ended December 31, 1995
  up to the value of the investment                   (2,917,582)
                                                             $ -



3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

                                                     1997                                1996
                                 Cost         Accumulated             Cost        Accumulated
                                             depreciation                        depreciation

Computer equipment          $ 909,968           $ 576,499        $ 692,007          $ 516,083
Machinery and equipment       358,967             321,939          373,589            325,419
Furniture and fixtures        492,979             449,114          509,106            448,102
Trucks and automobiles         85,809              82,342           89,305             84,149
Telephone equipment            41,044              35,448           42,716             35,436
Leasehold improvements        340,997             283,968          358,020            266,273
                          $ 2,229,764         $ 1,749,310      $ 2,064,743        $ 1,675,462

Net book value                       $ 480,454                             $ 389,281



4.  BANK INDEBTEDNESS:

The Company has a secured line of credit of $9,128,600 ($13,000,000 CDN) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances bear interest at prime plus 1 1/4% and are secured by all of the assets of the Company. As at December 31, 1997, the unused portion of the credit facility is approximately $6,500,000.

5.  LOAN PAYABLE TO A DIRECTOR:

The loan payable to a director bears interest at 12% and was repaid in the first quarter of 1997.

6.  CAPITAL STOCK:

(a)  AUTHORIZED CAPITAL:

50,000,000, $0.001 par value voting common shares;

5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.



(b)  ISSUED AND OUTSTANDING:

                                                                          1997              1996

1,577,597 common shares (1996 - 7,887,986 common shares - note 1(g))     1,578           $ 7,888



c)  SHARE TRANSACTIONS:

(i) Private placements:

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

(ii)  Settlement:

        December 1996:
           183,486 shares were issued for a settlement valued at $200,000

Legal costs incurred totaled $29,142 and have been charged to additional paid-in-capital.

(iii)  Reverse stock split:

        August 1997:
           One-for-five reverse stock split occurred, reducing the number of outstanding shares to 1,577,597.

(d)  SUMMARY OF COMMON STOCK OUTSTANDING:

A summary of the number of common stock outstanding and share transactions since January 1, 1995 is as follows:



January 1, 1995                       6,024,500

Private placements:
     July 1995                           30,000
     August 1995                        100,000
     September 1995                     900,000
     October 1995                       300,000
     November 1995                      350,000

December 31, 1995                     7,704,500

Settlement                              183,486

December 31, 1996                     7,887,986

Reverse stock split ( note 1(g))     (6,310,389)

December 31, 1997                     1,577,597



7.  STOCK OPTIONS AND WARRANTS:

The Company's stock option plan (the "Option Plan") provides for the issuance of up to 300,000 options to acquire the common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Options have also been granted outside the Option Plan to two directors, key executives, outside consultants and a supplier. As well, warrants have been issued to a distributor and to the underwriter pursuant to the public offering. Some of these options have either expired or were forefeited during the year.

Under each plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years.

Details of options and warrants, all of which are exercisable at year end, are as follows:


                                                                                    Weighted-average
                                              Other                                         Exercise
                           Option             Stock                                        Price Per
                             Plan           Options          Warrants          Total           Share

January 1, 1995           900,500         3,205,000         1,600,000      5,705,500            4.71

Granted                         -           710,000                 -        710,000            2.37
Forfeited                       -          (800,000)                -       (800,000)          (2.25)

January 1, 1996           900,500         3,115,000         1,600,000      5,615,500            4.76

Granted                    88,500         2,620,054                 -      2,708,554            1.90
Forfeited                (666,500)         (755,000)                -     (1,421,500)          (3.18)
Expired                         -                 -          (200,000)      (200,000)          (7.50)

January 1, 1997           322,500         4,980,054         1,400,000      6,702,554            3.86

Reverse stock split
    (note 1(g))          (258,000)       (3,984,043)       (1,120,000)    (5,362,043)          15.44
Granted                         -         1,114,000                 -      1,114,000            4.39
Forfeited                       -          (450,000)                -       (450,000)         (18.67)
Expired                         -                 -          (230,000)      (230,000)         (40.00)

December 31, 1997          64,500          1,660,011           50,000      1,774,511           $6.98


Pro forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for each of 1997 and 1996: risk-free interest rates ranging from 5.95% - 6.07%, volatility factor of the expected market price for the Company's common stock of 40% and a weighted-average expected life of the option of 3 years, with no dividends.

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

The weighted-average grant date fair values of options granted in 1997 and 1996 are $1.48 and $3.35 respectively.

The pro forma losses utilizing the fair value assumptions above for the years 1997 and 1996 would be $75,551 and $1,212,738 respectively. Furthermore, pro forma loss per share would be $0.05 and $0.80 respectively.

8.  INCOME TAXES:

(a) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:


                                                          1997         1996           1995
                                                           (%)          (%)            (%)


U.S. Federal statutory tax rate                           35.0         35.0         (35.0)
State income tax rate, net of federal tax benefits        10.0         10.0         (10.0)
U.S. Statutory tax rate                                   45.0         45.0         (45.0)

Changes to U.S. tax rate resulting from:
  Effect of foreign tax rate differences                  (5.0)        (4.0)         (0.8)
  Expenses producing no tax benefit                       27.4         19.4           7.0
  Tax benefit of utilization of loss carry forward       (26.1)           -          (4.7)
  Other                                                    0.5            -             -
                                                          (3.2)        15.4           1.5

Valuation allowance for deferred tax assets
  allocated to income tax expense                            -          4.3          53.1
Effective tax rate                                         41.8        64.7           9.6


(b) The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1997 are presented below:


Non-current:
     Net operating loss carry-forwards (note 9(c))     $  1,790,000

Net deferred tax asset before valuation allowance         1,790,000

Valuation allowance                                       1,790,000

Total net deferred tax asset                                   $  -


The valuation allowance decreased by $991,000 in 1997 (1996 - decrease of $594,000) to reflect an adjustment to deferred tax assets related to loss carry forwards used in the year in the United States.

(c) As of December 31, 1997, the Company has $5,114,000 of net operating losses available for tax purposes to reduce future taxable income in the United States, expiring in 2011.

9.  EARNINGS PER SHARE:

During the fourth quarter of 1997, the Company adopted FASB Statement No. 128 "Earnings per share". The new standard has no ipact on the previously presented earnings per share calculations for 1996 and 1995. The diluted earnings per share calculation for 1996 has been restated to reflect the new standard, the 1995 figure is anti-dilutive and has been shown as equivalent to the basic earnings per share figure.


                                                                                1997
                                 Income               Shares               Per share
                            (numerator)        (denominator)                  amount

Basic EPS
  Earnings available to
  common stockholders       $ 1,575,169            1,577,597                  $ 1.00

Effect of dilutive securities
  Options                             -              174,117                   (0.10)

Diluted EPS
  Earnings available to
  common stockholders and
  assumed conversions         1,575,169            1,751,714                    0.90



Options to purchase 601,011 shares and warrants to purchase 40,000 shares of the Company's common stock were not included in the diluted earnings per share calculation, as their effect is anti-dilutive.


10.  CHANGES IN OPERATING WORKING CAPITAL ITEMS:


                                                             1997              1996                 1995
(Increase) decrease in accounts receivable           $ (1,369,171)      $ 1,225,804        $ (1,791,170)
Decrease (increase) in due from parent company            309,521          (326,636)                  -
(Increase) decrease in inventory                       (1,452,278)         (816,379)          1,911,613
(Increase) decrease in prepaid expenses                  (433,359)         (397,466)             82,767
Increase in trade accounts payable                         64,278           282,462             924,676
Increase in other accounts payable
  and accrued liabilities                               2,267,776           254,227             221,348
Increase (decrease) in royalties payable                 (166,366)          105,403             160,670
Increase (decrease) in income taxes payable              (237,676)          697,153             283,943
                                                     $ (1,017,275)       $1,024,568         $ 1,793,847


11.  COMMITMENTS:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:


1998                 $ 443,000
1999                   237,000
2000                   234,000
2001                   152,000
2002                   132,000
Thereafter             397,000
                  $  1,596,000



Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $201,000; $174,000 and $209,000 respectively.

12.  CONTINGENCIES:

(a) A lawsuit for alleged breach of contract has been filed against Grand Canada by a sales representative. In the opinion of management, the case should be settled, however, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.

The Company has been named in two lawsuits by a supplier of and a lessor to the former US subsidiary, Grand Group Inc., for recovery of amounts totaling approximately $300,000 although the Company is not party to either contract.
In the opinion of management, there have been no recent developments and it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

(b) The Company's Canadian subsidiary is also contingently liable for outstanding letters of credit of approximately $1,350,000, as at December 31, 1997.

13.  EMPLOYEE BENEFIT PLANS:

The Company has a group retirement savings plan for its Canadian employees. The Company contributes to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Canadian $3,000 per employee. During the year, the Company contributed approximately $27,600 (1996 - $28,600) to the retirement savings plan for its Canadian employees.

14.  SEGMENT INFORMATION:

(a)  INDUSTRY AND GEOGRAPHIC INFORMATION:

The Company operates primarily in one industry segment which includes the assembly (until 1995) and distribution of toys and related items.

The Company's operations are now exclusively in Canada. Previous to September 1995 it also had operations in the United States (note 2).

(b)  OTHER INFORMATION:

Sales of the Company's toy products to five customers accounted for 74% of the Company's gross sales for 1997, two of which represents over 43% or approximately $16,935,000. For the years 1996 and 1995, five customers accounted for approximately 74% and 66% of gross sales respectively, two of which represented over 47% and 39% or $13,762,000 and $9,171,500 in 1996 and 1995 respectively.

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 67% of gross sales for 1997 and 75% and 59% of gross sales for 1996 and 1995 respectively.


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

(b)  FAIR VALUES:

The fair value of the Company's accounts receivable, bank indebtedness, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments.


GRAND TOYS INTERNATIONAL, INC.
SIGNATURES


Years ended December 31, 1997, 1996, 1995

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1998                   GRAND TOYS INTERNATIONAL, INC.

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

Signature	                  		Title		                        	Date


/s/ Stephen Altro                                            March 28, 1998
Stephen Altro    	            President and
                          				Director (Principal
                          				Executive Officer)


/s/ Ron Goldenberg		                                       			March 28, 1998
Ron Goldenberg			             Vice President, Chief
                          				Financial Officer, Secretary,
                          				Treasurer and Director
                          				(Principal Financial and
                          				Accounting Officer)

/s/ David Mars		                                            		March 28, 1998
David Mars                    Director


/s/ Elliot Bier		                                          			March 28, 1998
Elliot Bier                   Director


/s/James Rybakoff		                                         		March 28, 1998