Form 10-Q
period 1998-03-31
GRAND TOYS INTERNATIONAL INC
filed 1998-05-14
CIK 814463

FORM 10-Q

Securities and Exchange Commission
Washington, D.C.  20549


(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1998

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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
Yes	    X   		No    _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of April 30,1998: 1,577,597



PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets

                                                          March 31,1998       December 31,1997
(Unaudited)

Assets

Current assets:
     Accounts receivable (net of allowance for
       doubtful accounts;  1998 - $67,633; 1997 -
       $52,882)                                             $ 4,293,620           $ 6,407,073
     Due from affiliated company                                 11,483                11,730
     Inventory                                                4,303,900             3,866,089
     Prepaid expenses                                         1,014,111               927,290
     Total current assets                                     9,623,114            11,212,182

Equipment and leasehold improvements, net
(note 2)                                                        506,643               480,454


Other assets                                                    497,388               494,768

Total assets                                               $ 10,627,145          $ 12,187,404


Liabilities and Stockholders' Equity

Current liabilities:

     Bank indebtedness (note 3)                             $ 2,114,159           $ 1,985,072
     Trade accounts payable                                   2,475,417             2,191,871
     Other accounts payable and accrued
      liabilities                                               565,596             2,694,481
     Royalties payable                                          137,981               178,464
     Income taxes payable                                       653,225               710,028
     Total current liabilities                                5,946,379             7,759,916


Minority interest                                                   100                   100

Stockholders' equity:

     Capital stock (note 4)                                       1,578                 1,578
     Additional paid-in capital                              10,599,559            10,599,559
     Deficit                                                 (5,452,069)           (5,672,935)
     Cumulative currency translation
        adjustment                                             (468,402)             (500,814)

                                                               4,680,666            4,427,388

Commitments and contingencies
(notes 8 and 9)

Total liabilities and stockholders' equity            $ 10,627,145               $ 12,187,404

See accompanying notes to consolidated financial statements


GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Earnings (Unaudited)

                                         For the three months ended March 31,
                                                      1998               1997

Net sales                                      $ 4,588,511        $ 4,640,217
Cost of goods sold                               2,843,822          2,718,084
Gross profit                                     1,744,689          1,922,133

Operating expenses:

     Selling, general and administrative         1,220,711          1,318,993
     Interest                                      101,498             63,501
     Bad debt expense                               32,867             34,558
     Depreciation                                   36,005             27,502
                                                 1,391,081          1,444,555

Earnings before income taxes                       353,608            477,578

Income taxes                                       132,742            267,105

Net earnings                                     $ 220,866          $ 210,473

Earnings per share (note 1(h))
    Basic                                             0.14               0.14
    Diluted                                           0.12               0.14


See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)

                      Common         Additional          Retained       Cumulative       Total
                       Stock            Paid-In          Earnings         Currency
                                        Capital          (Deficit)     Translation
                                                                        Adjustment
January 1, 1998       $1,578        $10,599,559       $(5,672,935)     $(500,814)   $4,427,388

Net earnings for the
  period                   -                  -           220,866              -       220,866

Foreign currency
  translation              -                  -                 -         32,412        32,412

March 31, 1998        $1,578        $10,599,559       $(5,452,069)     $(468,402)   $4,680,666


See accompanying notes to consolidated financial statements


GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows (Unaudited)


                                            For the three months ended March 31,
                                                           1998             1997
Cash flows from operating activities:
     Net earnings                                     $ 220,866        $ 210,473
     Items not affecting cash:
          Depreciation                                   36,005           27,502
     Changes in operating working capital items,
     (note 7)                                          (323,014)      (1,654,564)
     Net cash used for operating activities             (66,143)      (1,416,589)


Cash flows from financing activities:
    Increase in bank indebtedness                       117,446        1,870,446
    Decrease in loan payable to a director                    -         (430,089)
     Other                                               10,891           19,629
     Net cash provided by financing activities          128,337        1,459,986


Cash flows from investing activities:
     Additions to equipment                             (62,194)         (43,397)
     Proceeds on sale of equipment                            -                -
     Net cash used for investing activities             (62,194)         (43,397)



Net change in cash, being cash at end of year           $    -             $   -


Supplementary disclosure of cash flow information


Cash paid during the year for:

     Interest                                          $ 101,498        $ 63,501
     Income taxes                                        269,953         469,560


See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements


Grand Toys International, Inc. a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its Canadian subsidiaries, is the distribution of toys and related items.

1. Significant accounting policies:

a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments
(consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at March 31, 1998.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1997 contained in the Company's Annual Report on Form 10-KSB.

The results for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

b) Principles of consolidation:

These consolidated financial statements, presented in U.S.
dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of Grand Toys International, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

c) Inventory:

Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method.

d) Equipment and leasehold improvements:

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

e) Other assets:

Other assets are recorded at cost and amortized over a period of three years. Amortization is included in cost of goods sold.

f) Revenue:

Sales are recorded net of merchandise returns.

g) Foreign currency translation:

i)  Grand Toys Ltd. and Grand Concepts Inc., wholly owned
Canadian subsidiaries, are classified as self-sustaining foreign operations, with assets and liabilities translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported as a separate component of stockholders' equity.

ii) Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

h) Earnings  per share:

i)  During the fourth quarter of 1997, the Company adopted
FASB Statement No. 128 "Earnings per share". The new standard has no impact on the previously presented earnings per share calculations.

ii) Effective August 4, 1997, the stock of the Company underwent a one-for-five reverse stock split. For purposes of earnings per share calculations, the comparative numbers of shares have been restated to reflect the split.

iii) Basic earnings per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings.

iv) Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period.

i) Stock option plan:

The Company accounts for its stock option plan (the "Option Plan") in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion No. 25 and requires pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied.


2.  Equipment and leasehold improvements:

                                             March 31, 1998                December 31, 1997

                                   Cost         Accumulated          Cost        Accumulated
                                               depreciation                     depreciation

Computer equipment            $ 976,820           $ 606,239     $ 909,968          $ 576,499
Machinery and equipment         360,870             325,498       358,967            321,939
Furniture and fixtures          491,760             452,587       492,979            449,114
Trucks and automobiles           86,262              83,038        85,809             82,342
Telephone equipment              41,261              35,916        41,044             35,448
Leasehold improvements          346,614             293,665       340,997            283,968
                            $ 2,303,587         $ 1,796,944   $ 2,229,764        $ 1,749,310

Net book value                         $ 506,643                        $ 480,454


3.  Bank indebtedness:

The Company has a secured line of credit of $9,176,700
(Canadian $13,000,000) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances bear interest at prime plus
11/4 % and are secured by all of the assets of the Company.
As at March 31, 1998, the unused portion of the credit facility is approximately $6,652,000.


4.  Capital stock:

a)  Authorized capital:

50,000,000, $0.001 par value voting common shares;
5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

b)  Issued and outstanding:

                                                              March 31, 1998        December 31, 1997
1,577,597 common shares (1997 - 1,577,597 common shares)             $ 1,578                  $ 1,578
(note 1(h))


c)  Share transactions:

 (i)	Settlement:

     December 1996:

           183,486 shares were issued for a settlement valued at $200,000.

Legal costs incurred totaled $29,142 and have been charged to additional paid-in capital.

(ii)	Reverse stock split:

     August 1997:

           One-for-five reverse stock split occurred reducing the number of outstanding shares to 1,577,597.

d)  Summary of common stock outstanding:

A summary of the number of common stock outstanding and share transactions since January 1, 1996 is as follows:


Settlement                               183,486
December 31, 1996                      7,887,986
Reverse stock split (note 1 (h))      (6,310,389)
December 31, 1997                      1,577,597


5.  Stock options and warrants:

The Company has a stock option plan (the "Option Plan") which provides for the issuance of up to 300,000 options to acquire the common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Options have also been granted outside the Option Plan to all five directors, key executives, outside consultants and a supplier. As well, warrants have been issued to a distributor and to the underwriter pursuant to the public offering. Some of these options and warrants have either expired or were forfeited during the year.

Under each plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years. Details of the options and warrants, all of which are exercisable at year-end, are as follows:


                                     Option          Other       Warrants        Total         Weighted-
                                       plan          stock                                      average
                                                   options                                     exercise
                                                                                              Price Per
                                                                                                  Share
Outstanding, December 31, 1997       64,500      1,660,011         50,000    1,774,511             6.98
Granted                                   -          1,000              -        1,000             5.50
Forfeited                                 -              -              -            -                -
Expired                                   -              -              -            -                -
Outstanding, March 31, 1998          64,500      1,661,011         50,000    1,775,511             5.97

6.  Earnings per share:

                                                                   March 31, 1998

                                                Income            Shares           Per share
                                           (numerator)     (denominator)              amount
Basic EPS
 Earnings available to common stockholders   $ 220,866         1,577,597              $ 0.14

Effect of dilutive securities
 Options                                             -           199,596                (0.02)

Diluted EPS
 Earnings available to common
  stockholders and assumed conversions       $ 220,866         1,777,193              $ 0.12


Options to purchase 526,511 shares and warrants to purchase
50,000 shares of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.


7.  Changes in operating working capital items:

                                                             1998           1997

Decrease in accounts receivable                       $ 2,125,577      $ 916,368
Decrease (increase) in due from affiliated company            307        (91,362)
Increase in inventory                                    (413,373)    (1,282,671)
Increase in prepaid expenses                              (82,233)       (85,622)
Increase (decrease) in trade accounts payable             270,490       (715,768)
Decrease in other accounts payable
  and accrued liabilities                              (2,122,762)      (170,791)
Decrease in royalties payable                             (41,034)        (6,874)
Decrease in income taxes                                  (59,986)      (217,846)

                                                       $ (323,014)  $ (1,654,564)

8.  Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:


1998         $ 323,000
1999           237,000
2000           235,000
2001           157,000
2002           133,500
Thereafter     398,500
           $ 1,484,000


Rent expense for the periods ended March 31, 1998 and 1997 amounted to approximately $50,891 and $53,208 respectively.


9.  Contingencies:

(a) A lawsuit for alleged breach of contract has been filed against the Canadian subsidiary by a sales representative. In the opinion of management, the case should be settled. However, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.

The Company has been named in two lawsuits by a supplier of and a lessor to the former U.S. subsidiary, Grand Group Inc. for recovery of amounts totaling approximately $300,000 although the Company is not party to either contract. In the opinion of management, there have been no recent developments and it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

b) The Company's Canadian subsidiary is also contingently liable for outstanding letters of credit of approximately
$821,000, as at March 31, 1998.


10.  Financial Instruments:

a)  Risk management activities:

The Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US Dollars in the future at predetermined exchange rates. The Company's policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season.

At March 31, 1998, the Company had not purchased contracts to purchase US currency.

b)  Fair Value:

The fair value of the Company's accounts receivable, bank indebtedness, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Grand Toys International, Inc. (the "Company"), through its
Canadian subsidiaries, Grand Toys Ltd. ("Grand Canada") and
Grand Concepts, Inc. ("Grand Concepts") has been engaged in the toy business in Canada for over 35 years and currently distributes a wide variety of toys and related items throughout Canada.

Results of Operation


                                For the three months ended March 31,
                                          1998                  1997
                                             %                     %

Net sales                               100.00                100.00
Cost of goods sold                       61.98                 58.58
Gross profit                             38.02                 41.42

Operating expenses:
  Selling, general and administrative    26.60                 28.43
  Interest                                2.21                  1.37
  Bad debt expense                         .72                   .74
  Depreciation                             .78                   .59
Total operating expenses                 30.31                 31.13

Earnings before income taxes              7.71                 10.29

Net earnings                              4.81                  4.54


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE
THREE MONTHS ENDED MARCH 31, 1997

NET EARNINGS. Net earnings were $220,866 for the first quarter of 1998 compared to a net earnings of $210,473 for the same period last year. The increase of $10,393 in net earnings was mainly due to the decrease in selling, general and administrative expenses and income tax expense.

NET SALES. Net sales decreased by $51,706 or by 1% over net sales during the first quarter of 1997. The lower net sales volume was attributed to the seasonality of the toy industry and a non-specific decrease across all lines.

GROSS PROFIT. Gross profit for the Company decreased by $177,444, or, as a percentage of sales, gross profit decreased from 41.42% to 38.02%. The decrease in gross profit percentage was due to the sales mix in the product line and a decrease in the value of the Canadian Dollar.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The decrease in selling, general and administrative expenses of $98,282 compared to those of the first quarter of 1997 was mainly due to a decrease in cooperative advertising expense.

INCOME TAX EXPENSE. As compared to the same period in 1997, the decrease in income tax expense was $134,363 or 50%. The decrease was due to the higher provision taken in the prior quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

In March 1996, Grand Canada entered into a banking arrangement with a new lending institution. Grand Canada has a secured line of credit of Canadian $13,000,000 or its US$ equivalent to enable it to meet its plans for growth in the future. Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand Canada bear interest at prime plus 1 1/4%. The term of the loan is three years. The loan is guaranteed by the Company and is secured by all of the assets of the Canadian subsidiary.

Accounts receivable at March 31, 1998 were $4,293,620 compared to $6,407,073 at December 31, 1997. Inventory was
$4,303,900 at March 31, 1998 compared to $3,866,089 at
December 31, 1997. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

Grand Canada's level of accounts receivable is subject to significant seasonal variations due to the seasonality of sales. As a result, Grand Canada's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent that accounts receivable, inventories, and guarantees and advance payments increase as a result of the growth of Grand Canada's business, Grand Canada could require additional working capital to fund its operations. Sources of such funding include cash flow from operations, drawings on the financing facilities, or sales of additional equity or debt securities by the Company.

Working capital increased from $3,452,266 at December 31, 1997 to $3,676,735 at March 31, 1998. Net cash used for operating activities was $66,143 in the quarter ended March
31, 1998 compared to net cash used for operations of $1,416,589 in 1997 and cash used for additions to equipment was $62,194 compared to $43,397 in 1997.

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing.
Management believes that the Company has sufficient funding at the present time to meet its 1998 forecast.


PART II - OTHER INFORMATION

ITEM 3.  REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the quarter ended
March 31, 1998.


GRAND TOYS INTERNATIONAL, INC.
Signatures


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1998            GRAND TOYS INTERNATIONAL, INC.


                            				By:  /s/ Stephen Altro
                                 				Stephen Altro
                                 				President and Director
                                				(Principal Executive Officer)


                                By:  /s/ Ron Goldenberg
                              		  		 Ron Goldenberg
                                				 Vice President,
                                     Chief Financial Officer,
                                     Secretary, Treasurer and Director
                                				(Principal Financial and Accounting Officer)