Form 10-Q
period 1998-06-30
GRAND TOYS INTERNATIONAL INC
filed 1998-08-12
CIK 814463

FORM 10-Q

Securities and Exchange Commission
Washington, DC  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1998

[   ]	TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to
_______________.

Commission File No. 0-22372.

GRAND TOYS INTERNATIONAL, INC.
(Exact name of Issuer as specified in its charter)


Nevada                              				   87-0454155
(State or other jurisdiction of           	(IRS Employer
incorporation or organization		            Identification No.)

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

Indicate the number of shares outstanding of each of the
Issuer's classes of common equity, as of July 31, 1998:
1,577,597


Part I. - Financial Information

Item 1.  Financial Statements


GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

                                  As at June 30,       As at December 31,
                                           1998                     1997

                                    (Unaudited)
Assets

Current assets:
 Accounts receivable (net of
  allowance for doubtful
  accounts;  1998 - $70,578;
  1997 - $52,882)                    $4,209,141              $6,407,073
 Due from affiliated company             11,349                  11,730
 Inventory                            4,670,764               3,866,089
 Prepaid expenses                       708,734                 927,290

Total current assets                  9,599,988              11,212,182


Non-current assets:
 Equipment and leasehold
  improvements, net (note 2)            528,014                 480,454
 Other assets                           478,734                 494,768

Total non-current assets              1,006,748                 975,222


Total assets                        $10,606,736             $12,187,404



Liabilities & Stockholders' Equity

Current liabilities:
 Bank indebtedness (note 3)          $3,845,695              $1,985,072
 Trade accounts payable               1,628,912               2,191,871
 Other accounts payable
  and accrued liabilities                   612               2,694,481
 Royalties payable                       17,850                 178,464
 Income taxes payable                   541,508                 710,028

Total current liabilities             6,034,579               7,759,916

Minority interest                           100                     100

Stockholders' equity:
 Capital stock (note 4)                   1,578                   1,578
 Additional paid-in capital          10,599,559              10,599,559
 Deficit                             (5,441,044)             (5,672,935)
 Cumulative currency
  translation adjustment               (588,036)               (500,814)

                                      4,572,057               4,427,388

Commitments and contingencies
 (notes 8 and 9)

Total liabilities
and stockholders' equity            $10,606,736             $12,187,404


See accompanying notes to consolidated financial statements



GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Earnings (Unaudited)


                             For the three months ended June 30,     For the six months ended June 30,
                                        1998               1997                  1998            1997

Net sales                         $5,831,516         $5,453,618           $10,428,050     $10,101,641
Cost of goods sold                 3,432,002          3,288,101             6,279,860       6,011,655
Gross profit                       2,399,514          2,165,517             4,148,190       4,089,986

Operating expenses:
 Selling, general and
  administrative                   2,283,551          1,852,176             3,509,989       3,176,582
 Interest                             18,901             79,584               119,928         143,240
 Bad debt expense                     14,369             36,875                47,131          71,455
 Depreciation                         45,191             31,566                81,248          59,107
                                   2,362,012          2,000,201             3,758,297       3,450,384

Earnings before income taxes          37,501            165,316               389,893         639,602

Income taxes                          25,868             95,506               158,002         360,965

Net earnings                         $11,633            $69,810              $231,891        $278,637

Earnings per share (note 1(h))
 Basic                                  0.01               0.04                  0.15            0.18
 Diluted                                   -                  -                  0.13               -

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                         Cumulative
                                      Additional          Retained         Currency
                     Common              Paid-In          Earnings      Translation
                      Stock              Capital         (Deficit)      Adjustement          Total


January 1, 1998      $1,578          $10,599,559      $(5,672,935)       $(500,814)     $4,427,388

Net earnings
 for the period           -                    -           231,891                -        231,891
Foreign currency
 translation              -                    -                 -          (87,222)       (87,222)

June 30, 1998        $1,578          $10,599,559       $(5,441,044)      $(588,036)     $4,572,057


See accompanying notes to consolidated financial statements


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                             For the six months ended June 30,
                                                         1998            1997

Cash flows from operating activities:
 Net earnings                                        $231,891         $278,637
 Items not affecting cash:
   Depreciation                                        81,248           59,107
 Changes in operating working capital items,
   (note 7)                                        (2,184,211)      (1,079,450)
Net cash used for operating activities             (1,871,072)        (741,706)

Cash flows from financing activities:
 Increase in bank indebtedness                      1,969,699        1,268,536
 Decrease in loan payable to a director                     -         (425,940)
 Other                                                 30,181           16,132
Net cash provided by financing activities           1,999,880          858,728

Cash flows from investing activities:
 Additions to equipment                              (128,809)        (117,022)
Net cash used for investing activities               (128,809)        (117,022)

Net change in cash, being cash at end of year           $   -            $   -


Supplementary disclosure of cash flow information

Cash paid during the year for:
 Interest                                            $119,928         $143,240
 Income taxes                                        $293,046         $695,418


See accompanying notes to consolidated financial statements.



GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements


Grand Toys International, Inc. a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its Canadian subsidiaries, is the distribution of toys and related items.

1. Significant accounting policies:

a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments
(consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at June 30, 1998.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1997 contained in the Company's Annual Report on Form
10-KSB.

The results for the six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

b) Principles of consolidation:

These consolidated financial statements, presented in U.S.
dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of Grand Toys International, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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


2.  Equipment and leasehold improvements:

                                           June 30, 1998                    December 31, 1997
                                             Accumulated                          Accumulated
                              Cost          depreciation           Cost          depreciation

Computer equipment      $1,026,687              $615,940       $909,968              $576,499
Machinery and equipment    347,333               315,088        358,967               321,939
Furniture and fixtures     473,327               437,607        492,979               449,114
Trucks and automobiles      83,028                80,177         85,809                82,342
Telephone equipment         39,714                34,841         41,044                35,448
Leasehold improvements     329,946               288,368        340,997               283,968
                        $2,300,035            $1,772,021     $2,229,764            $1,749,310

Net book value                      $528,014                          $480,454



3.  Bank indebtedness:

Grand Toys Ltd. has a secured line of credit of $8,832,200
(Canadian $13,000,000) and it and Grand Concepts can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory.
The working capital advances bear interest at prime plus
11/4 % and are secured by all of the assets of the Company.
As at June 30, 1998, the unused portion of the credit facility is approximately $4,302,000.


4.  Capital stock:

a)  Authorized capital:

50,000,000, $0.001 par value voting common shares;
5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.


b)  Issued and outstanding:

                                                    June 30, 1998      December 31, 1997

1,577,597 common shares
 (1997 - 1,577,597 common shares)                          $1,578                 $1,578
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


                                        Other                                 Weighted-average
                         Option         Stock                                   Exercise Price
                           Plan       Options        Warrants        Total           Per Share

Outstanding,
December 31, 1997        64,500     1,660,011          50,000    1,774,511                6.98

Granted                       -         2,000               -        2,000                5.81
Forfeited                     -             -               -            -                   -
Expired                       -             -               -            -                   -

Outstanding,
June 30, 1998            64,500     1,662,011          50,000    1,776,511                5.97



6.  Earnings per share:

                                                   Income             Shares         Per share
                                               (numerator)      (denominator)           amount

Quarter ending June 30, 1998

Basic EPS
  Earnings available to common stockholders       $11,633          1,577,597             $0.01

Effect of dilutive securities
  Options                                               -            233,952                 -

Diluted EPS
  Earnings available to common stockholders
    and assumed conversions                       $11,633          1,811,549             $0.01

Period ending June 30, 1998

Basic EPS
  Earnings available to common stockholders      $231,891          1,577,597             $0.15

Effect of dilutive securities
  Options                                               -            233,952             (0.02)

Diluted EPS
  Earnings available to common stockholders
    and assumed conversions                      $231,891          1,811,549             $0.13


Options to purchase 527,011 shares and warrants to purchase 50,000 shares of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

7.  Changes in operating working capital items:

                                                   1998                   1997

Decrease in accounts receivable              $2,057,042             $1,453,431
Decrease in due from affiliated company               -                351,352
Increase in inventory                          (951,577)            (1,615,658)
Decrease (increase) in prepaid expenses         194,324               (215,461)
Increase (decrease) in trade accounts payable  (509,588)              (184,385)
Decrease in other accounts payable
  and accrued liabilities                    (2,667,096)              (449,395)
Decrease in royalties payable                  (158,427)               (91,875)
Decrease in income taxes                       (148,889)              (327,458)
                                            $(2,184,211)           $(1,079,450)



8.  Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:


1998          $232,000
1999           254,000
2000           235,000
2001           157,000
2002           133,000
Thereafter     309,000
            $1,320,000

Rent expense for the periods ended June 30, 1998 and 1997
amounted to approximately $131,038 and $102,635 respectively.

9.  Contingencies:

(a) A lawsuit for alleged breach of contract has been filed against Grand Toys Ltd. by a sales representative. In the opinion of management, the case should be settled.
However, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.

The Company has been named in two lawsuits by a supplier of and a lessor to the former U.S. subsidiary, Grand Group
Inc. for recovery of amounts totaling approximately
$300,000 although the Company is not party to either contract. In the opinion of management, there have been no recent developments and it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

b)  Grand Toys Ltd. is also contingently
liable for outstanding letters of credit of approximately
$1,371,000, as at June 30, 1998.

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

At June 30, 1998, the Company had not purchased contracts to purchase US currency.

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


Results of Operation

                         For the three months ended June 31,    For the six months ended June 31,
                                      1998             1997               1998              1997
                                         %                %                  %                 %

Net sales                           100.00           100.00             100.00            100.00
Cost of goods sold                   58.85            60.29              60.22             59.51
Gross profit                         41.15            39.71              39.78             40.49

Operating expenses:
  Selling, general
   and administrative                39.16            33.96              33.66             31.45
  Interest                             .32             1.46               1.15              1.42
  Bad debt expense                     .25              .68                .45               .71
  Depreciation                         .77              .58                .78               .59
Total operating expenses             40.50            36.68              36.04             34.16


Earnings before income taxes           .64             3.03               3.74              6.33

Net earnings                           .20             1.28               2.22              2.76


Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997.

Net Earnings. Net earnings were $11,633 for the second quarter of 1998 compared to a net earnings of $69,810 for the same period last year. The decrease of $58,177 in net earnings was mainly due to the increase in selling, general and administrative expenses, which offset the increase in net sales.

Net Sales. Net sales increased by $377,898 or by 7% over net sales during the second quarter of 1997. The higher net sales volume was attributed to the acquisition of the Spice
Girls product line.


Gross Profit. Gross profit for the Company increased by $233,996, or, as a percentage of sales, gross profit increased from 39.71% to 41.15%. This increase was reduced by a decrease in the Canadian Dollar, relative to the U.S. Dollar.

Selling, General and Administrative Expense. The increase in selling, general and administrative expenses of $431,376 compared to those of the second quarter of 1997 was mainly due to increases in cooperative advertising expense, salaries and fringe benefits, consulting expense, and travel and entertainment expense.


Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997.

Net Earnings. Net earnings were $231,891 for the first six months of 1998 compared to a net earnings of $278,637 for the same period last year. The decrease of $46,746 in net earnings was mainly due to the increase in selling, general and administrative expenses, which offset the increase in net sales.

Net Sales. Net sales increased by $326,409 or by 3% over net sales during the first half of 1997. The higher net sales volume was attributed to the acquisition of the Spice Girls product line.

Gross Profit. Gross profit for the Company increased by $58,205, however, as a percentage of sales, gross profit decreased from 40.49% to 39.78%. The decrease in gross profit percentage was due to the sales mix in the product line and a decrease in the value of the Canadian Dollar, relative to the U.S. Dollar.

Selling, General and Administrative Expense. The increase in selling, general and administrative expenses of $333,407 compared to those of the first six months of 1997 was mainly due to increases in cooperative advertising expense, salaries and fringe benefits, consulting expense, and travel and entertainment expense.


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

Accounts receivable at June 30, 1998 were $4,209,144 compared to $6,407,073 at December 31, 1997. Inventory was $4,670,764 at June 30, 1998 compared to $3,866,089 at December 31, 1997. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

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

Working capital increased from $3,452,266 at December
31, 1997 to $3,565,409 at June 30, 1998.  Net cash used for
operating activities was $1,871,072 in the quarter ended
June 30, 1998 compared to net cash used for operations of $741,706 in 1997 and cash used for additions to equipment was $128,809 compared to $117,022 in 1997.

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



GRAND TOYS INTERNATIONAL, INC.
Reports on Form 8-K


Part II - Other Information

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 28, 1998.
At the Annual Meeting, Stephen Altro, David Mars, Ron Goldenberg, Elliot Bier and James Rybakoff were re-elected as directors of the Company and KPMG was re-appointed as independent certified public accountants for the Company for the 1998 fiscal year. 1,442,759 votes were cast in favor of Messrs. Altro, Mars and Goldenberg, and nil votes were withheld and 9,151 votes were abstained on the election of such persons. 1,442,559 votes were cast in favor of Messrs. Rybakoff and Bier and 200 votes were withheld and 9,151 votes abstained. 1,446,940 votes were cast in favour of KPMG and 4,070 votes were withheld and 9,151 votes abstained on KPMG's appointment.

Item 5.  Other Information

On July 20, 1998, Larry Bernstein was appointed Chief Executive Officer of the Company, and was also appointed to the Board of Directors of Grand.



GRAND TOYS INTERNATIONAL, INC.
Signatures


Item 4.  Signatures

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 7, 1998			       GRAND TOYS INTERNATIONAL, INC.


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