Form 10-Q
period 1998-09-30
GRAND TOYS INTERNATIONAL INC
filed 1998-11-18
CIK 814463

FORM 10-Q

Securities and Exchange Commission
Washington, DC  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1998

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

Indicate the number of shares outstanding of each of the
Issuer's classes of common equity, as of November 11, 1998:
1,577,597

Index                                                       page

Part I. - Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets
  As at September 30, 1998 and December 31, 1997            3-4

Consolidated Statements of Earnings
  For the Three Months and Nine Month Periods
  Ended September 30, 1998 and 1997                         5

Consolidated Statements of Stockholders' Equity             6

Consolidated Statements of Cash Flows
  For The Nine Month Period
  Ended September 30, 1998 and 1997                         7

Notes to Consolidated Financial Statements                  8-15

Item 2. Management's Discussion and Analysis or
Plan of Operation                                           16-18

Part II - Other Information

Item 3. Signatures                                          19-20


GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

                                  As at September 30,       As at December 31,
                                           1998                     1997

                                    (Unaudited)
Assets

Current assets:
 Accounts receivable (net of
  allowance for doubtful
  accounts;  1998 - $32,768;
  1997 - $52,882)                    $7,154,726              $6,407,073
 Due from affiliated company             12,808                  11,730
 Inventory                            8,045,205               3,866,089
 Prepaid expenses                       822,170                 927,290

Total current assets                  16,034,909              11,212,182


Non-current assets:
 Equipment and leasehold
  improvements, net (note 2)            593,911                 480,454

 Other assets                           461,760                 494,768


Total assets                         $17,090,580            $12,187,404

See accompanying notes to consolidated financial statements.

Liabilities & Stockholders' Equity

Current liabilities:
 Bank indebtedness (note 3)          $7,630,099              $1,985,072
 Trade accounts payable               3,552,561               2,191,871
 Other accounts payable
  and accrued liabilities               442,096               2,694,481
 Royalties payable                       45,271                 178,464
 Income taxes payable                   555,061                 710,028

Total current liabilities            12,225,088               7,759,916

Minority interest                           100                     100

Stockholders' equity:
 Capital stock (note 4)                   1,578                   1,578
 Additional paid-in capital          10,599,559              10,599,559
 Deficit                             (5,003,384)             (5,672,935)
 Cumulative currency
  translation adjustment               (732,361)               (500,814)

                                      4,865,362               4,427,388

Commitments and contingencies
 (notes 8 and 9)

Total liabilities
and stockholders' equity            $17,090,580             $12,187,404


See accompanying notes to consolidated financial statements



GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Earnings (Unaudited)


                             For the three months ended September 30,     For the nine months ended September 30,
                                        1998               1997                  1998            1997

Net sales                         $8,442,696         $11,562,834           $18,980,164     $21,704,326
Cost of goods sold                 5,699,667          7,267,669             12,067,664      13,305,405
Gross profit                       2,743,029          4,295,165             6,912,500        8,398,921
Operating expenses:
 Selling, general and
  administrative                   1,767,618          2,469,715             5,275,933        5,651,483
 Interest                            274,484            130,160               401,731          273,759
 Bad debt expense                     60,932             38,120               109,338          109,590
 Depreciation                         70,691             36,693               152,965           95,844
                                   2,173,725          2,674,688             5,939,968        6,130,676

Earnings before income taxes         569,304          1,620,477               972,532        2,268,245

Income taxes                         142,802            847,767               302,981        1,212,815

Net earnings                        $426,502            $772,710              $669,551      $1,055,430

Earnings per share (note 1(h))
 Basic                                 $0.27              $0.49                 $0.42           $0.67
 Diluted                                0.25               0.31                  0.39            0.47

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                         Cumulative
                                      Additional          Retained         Currency
                     Common              Paid-In          Earnings      Translation
                      Stock              Capital         (Deficit)      Adjustement          Total


January 1, 1998      $1,578          $10,599,559      $(5,672,935)       $(500,814)     $4,427,388

Net earnings
 for the period           -                    -           669,551                -        669,551
Foreign currency
 translation              -                    -                 -         (231,547)      (231,547)

September 30, 1998    $1,578          $10,599,559       $(5,003,384)      $(732,361)     $4,865,392


See accompanying notes to consolidated financial statements


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                          For the nine months ended September 30,
                                                         1998            1997

Cash flows from operating activities:
 Net earnings                                        $669,551         $1,055,430
 Items not affecting cash:
   Depreciation                                       152,965           95,844
 Changes in operating working capital items,
   (note 7)                                        (6,582,405)      (6,878,523)
Net cash used for operating activities             (5,759,888)      (5,727,523)

Cash flows from financing activities:
 Increase in bank indebtedness                      6,024,467        6,253,980
 Decrease in loan payable to a director                     -         (422,070)
 Other                                                  1,844           61,309
Net cash provided by financing activities           6,026,311        5,893,220

Cash flows from investing activities:
 Additions to equipment                              (266,422)        (165,970)
Net cash used for investing activities               (266,422)        (165,970)

Net change in cash, being cash at end of year           $   -            $   -


Supplementary disclosure of cash flow information

Cash paid during the year for:
 Interest                                            $401,731         $273,759
 Income taxes                                        $420,818         $833,296


See accompanying notes to consolidated financial statements.



GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements


Grand Toys International, Inc. a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its Canadian subsidiaries, is the distribution of toys and related items.

1. Significant accounting policies:

a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments
(consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 1998.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1997 contained in the Company's Annual Report on Form
10-KSB.

The results for the nine months ended september 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

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


2.  Equipment and leasehold improvements:

                                      September 30, 1998                    December 31, 1997
                                             Accumulated                          Accumulated
                              Cost          depreciation           Cost          depreciation

Computer equipment      $1,046,280               628,321       $909,968              $576,499
Machinery and equipment    430,204               329,441        358,967               321,939
Furniture and fixtures     460,090               425,391        492,979               449,114
Trucks and automobiles      80,085                77,577         85,809                82,342
Telephone equipment         38,306                33,867         41,044                35,448
Leasehold improvements     318,248               284,704        340,997               283,968
                        $2,373,212            $1,779,302     $2,229,764            $1,749,310

Net book value                      $593,911                          $480,454



3.  Bank indebtedness:

Grand Toys Ltd. has a secured line of credit of $9,830,300
(Canadian $15,000,000) and it and Grand Concepts can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory.
The working capital advances bear interest at prime plus
1 1/4 % and are secured by all of the assets of the Company.
As at September 30, 1998, the unused portion of the credit facility is approximately $3,523,000.


4.  Capital stock:

a)  Authorized capital:

50,000,000, $0.001 par value voting common shares;
5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.


b)  Issued and outstanding:

                                                    September 30, 1998      December 31, 1997

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


                                        Other                                 Weighted-average
                         Option         Stock                                   Exercise Price
                           Plan       Options        Warrants        Total           Per Share

Outstanding,
December 31, 1997        64,500     1,660,011          50,000    1,774,511                6.98

Granted                       -       283,000               -      283,000                5.49

Forfeited                     -      (104,239)              -    (104,239)              (4.51)

Expired                 (34,400)       (4,000)              -     (38,460)              (11.25)

Outstanding,
September 30, 1998       30,100     1,834,772          50,000    1,914,872                5.89



6.  Earnings per share:

                                                   Income             Shares         Per share
                                               (numerator)      (denominator)           amount

Quarter ending September 30, 1998

Basic EPS
  Earnings available to common stockholders      $426,502          1,577,597             $0.27

Effect of dilutive securities
  Options                                               -            157,339            $(0.02)
Diluted EPS
  Earnings available to common stockholders
    and assumed conversions                      $426,502          1,734,936             $0.25

Period ending September 30, 1998

Basic EPS
  Earnings available to common stockholders      $669,551          1,577,597             $0.42

Effect of dilutive securities
  Options                                               -            157,339            $(0.03)

Diluted EPS
  Earnings available to common stockholders
    and assumed conversions                      $669,551          1,734,936             $0.39


Options to purchase 811,772 shares and warrants to purchase 50,000 shares of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

7.  Changes in operating working capital items:

                                                   1998                   1997

Increase in accounts receivable              $(1,171,617)           $(4,993,882)
Decrease in due from affiliated company           (1,941)                312,054
Increase in inventory                         (4,626,718)            (4,295,920)
Decrease (increase) in prepaid expenses          58,895                 (72,811)
Increase in trade accounts payable            1,558,869                1,470,786
(Increase) decrease in other accounts payable
  and accrued liabilities                    (2,161,225)                426,417
Decrease in royalties payable                  (126,472)               (20,958)
(Increase) decrease in income taxes            (112,197)                295,791
                                            $(6,582,405)            $(6,878,523)



8.  Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:


1998          $123,000
1999           250,000
2000           232,000
2001           157,000
2002           133,000
Thereafter     309,000
            $1,204,000

Rent expense for the periods ended September 30, 1998 and 1997 amounted to approximately $147,781 and $148,344 respectively.

9.  Contingencies:

(a) A lawsuit for alleged breach of contract has been filed against Grand Toys Ltd. by a sales representative. In the opinion of management, the case should be settled.
However, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.

The Company has been named in two lawsuits by a supplier of and a lessor to the former U.S. subsidiary, Grand Group
Inc. for recovery of amounts totaling approximately
$300,000 although the Company is not a party to either contract. In the opinion of management, there have been no recent developments and it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

b)  Grand Toys Ltd. is also contingently
liable for outstanding letters of credit of approximately
$1,635,000, as at September 30, 1998.

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

At September 30, 1998, the Company purchased contracts to purchase $5,000,000 US currency.

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


Results of Operation

                         For the three months ended September 31,    For the nine months ended September 30,
                                      1998             1997               1998              1997
                                         %                %                  %                 %

Net sales                           100.00           100.00             100.00            100.00
Cost of goods sold                   67.51            62.85              63.58             61.30
Gross profit                         32.49            37.15              36.42             38.70

Operating expenses:
  Selling, general
   and administrative                20.94            21.36              27.80             26.05
  Interest                            3.25             1.13               2.12              1.26
  Bad debt expense                     .72              .33                .58               .50
  Depreciation                         .84              .32                .81               .44
Total operating expenses             25.75            23.14              31.30             28.25


Earnings before income taxes          6.74            14.01               5.12             10.45

Net earnings                          5.05             6.68               3.53              4.86


Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997.

Net Earnings. Net earnings were $426,502 for the third quarter of 1998 compared to a net earnings of $772,710 for the same period last year. The decrease of $346,208 in net earnings was mainly due to a decrease in net sales, in addition to an increases in cost of goods sold and operating expenses.

Net Sales. Net sales decreased by $3,120,138 or by 27% over net sales during the third quarter of 1997. The decrease is due to a substantial decrease of a major customer's purchasing for the year, the decline in the Canadian Dollar relative to the U.S. Dollar which impacts the translation of the sales, and lastly as a result of the later delivery of one major product as compared to the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, continued:

Gross Profit. Gross profit for the Company decreased by $1,552,136, or, as a percentage of sales, gross profit increased from 37.15% to 32.49%. This decrease was result of a decrease in the Canadian Dollar, relative to the U.S. Dollar as well as due to the Company's sales mix.

Selling, General and Administrative Expense. The decrease in selling, general and administrative expenses of $702,097 compared to those of the third quarter of 1997 was mainly due to decreases in advertising and royalty expense.


Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997.

Net Earnings. Net earnings were $669,551 for the first nine months of 1998 compared to a net earnings of $1,055,430 for the same period last year. The decrease of $385,879 in net earnings was mainly due to the decrease in net sales, in addition to an increase in cost of goods sold and operating expenses.

Net Sales. Net sales for the first nine months of 1998 decreased by $2,724,161 or by 13% over new sales during the first nine months of 1997. The decrease is due to a substantial decrease of a major customer's purchasing for the year, the decline in the Canadian Dollar relative to the U.S. Dollar which impacts the translation of the sales, and lastly as a result of the later delivery of one major product as compared to the prior year.

Gross Profit. Gross profit for the Company decreased by $1,486,421, and as a percentage of sales, gross profit decreased from 38.70% to 36.42%. The decrease in gross profit percentage was due to the sales mix in the product line and a decrease in the value of the Canadian Dollar, relative to the U.S. Dollar as well as due to the Company's sales mix .

Selling, General and Administrative Expense. The decrease in selling, general and administrative expenses of $375,550 compared to those of the first nine months of 1997 was mainly due to decreases in advertising and royalty expenses.


Liquidity and Capital Resources

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

Grand Canada has a secured line of credit of Canadian $13,000,000 or its US Dollar equivalent to enable it to meet its plans for growth in the future. The company obtained a temporary override increasing its line of credit to $15,000,000 or its U.S. Dollar equivalent.
Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory.
Working capital advances taken by Grand Canada bear interest at prime plus 1 1/4%. The term of the loan is three years. The loan is guaranteed by the Company and is secured by all of the assets of the Canadian subsidiary.

Accounts receivable at September 30, 1998 were $7,154,726 compared to $6,407,073 at December 31, 1997. Inventory was $8,045,205 at Septbember 30, 1998 compared to $3,866,089 at December 31, 1997. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

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

Working capital increased from $3,452,266 at December
31, 1997 to $3,809,821 at September 30, 1998. Net cash used for operating activities was $5,759,888 in the period ended
September 30, 1998 compared to net cash used for operations of $5,727,249 in the period ended September 30, 1997 and cash used for additions to equipment was $266,422 compared to $165,970 in 1997.

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing.
Management believes that the Company has sufficient funding at the present time to meet its upcoming year's forecast.


GRAND TOYS INTERNATIONAL, INC.
Signatures


Item 3.  Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1998	       GRAND TOYS INTERNATIONAL, INC.


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