Form 10-K
period 1998-12-31
GRAND TOYS INTERNATIONAL INC
filed 1999-04-21
CIK 814463

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

Form 10 - K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE	SECURITIES EXCHANGE
ACT OF 1934 (Fee Required)  For the fiscal year ended
December 31, 1998

						OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from       to


Commission file number 0-22372

	Grand Toys International, Inc.

(Exact name of registrant as specified in its charter)

	Nevada				                        		          87-0454155
(State or  other jurisdiction of			   (I.R.S. Employer Identification No.)
incorporation or organization)

1710 Trans Canada Hwy., Dorval, Quebec, Canada, H9P 1H7
(Address of principal executive offices, Zip Code)

Issuer's telephone number, including area code 	(514) 685-2180


Securities registered pursuant to Section 12 (b) of the Exchange
Act:: None

Securities registered pursuant to Section 12 (g) of the Exchange
Act:: Common Stock $.001 par  value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding
12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S contained herein, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The Issuer's revenues for the year ended December 31, 1998 were $ 33,177,529.
The number of shares outstanding of the Issuer's common stock is 1,577,597 (as of February 26, 1999).
The aggregate market value of the voting stock held by non affiliates of the Issuer was approximately $3,824,036 (as of February 26, 1999).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Grand Toys International, Inc. 1999 Notice of
Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Issuer's fiscal year (incorporated into Part III).



GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 - K
Filed with the Securities and Exchange Commission
Year ended December 31, 1998


ITEMS IN FORM 10 - K

Page
PART I


Item 1.    Description of Business	                               3

Item 2.    Description of Property                                8

Item 3.    Legal Proceedings                                      9

Item 4.    Submission of Matters to a Vote of Security Holders    9

PART II

Item 5.    Market for Common Equity and Related Stockholder
               Matters                                            9

Item 6.    Management's Discussion and Analysis or Plan of
               Operation                                         10

Item 7.    Financial Statements                                  14

Item 8.    Changes in and Disagreements with Accountants
     	     on Accounting and Financial Disclosure	               14

PART III

Items 9 - 12                                                     15


Item 13.    Exhibits, List and Reports on Form 8 - K	            15



SIGNATURES                                                       89



PART  I

This form 10-K of Grand Toys International, Inc. (the
"Company") contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, which statements are subject to risks and uncertainties. Statements indicating that the Company "expects", "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K.
Unless otherwise indicated, all information contained in this report give effect to a one-for-five reverse split effected on August 4, 1997.

Item 1.

Description of Business

Introduction

Grand Toys International, Inc. (the "Company"), through its
Canadian subsidiaries, Grand Toys Ltd. and Grand Concepts Inc. ("Grand Canada") has been engaged in the toy business in Canada for over 38 years and currently distributes a wide variety of toys and fashion accessories throughout Canada. Grand Canada's business consists of two areas of operation: (i) the importation and distribution throughout Canada, on an exclusive basis, of a wide variety of well-known toy products and fashion accessories including backpacks , party goods, stationary and accessories and
(ii) the sale of toy products and fashion accessories featuring popular characters licensed to the Company. On January 1, 1999, the Company acquired the assets of the Ark Puzzles, Inc., a Connecticut based manufacturer of innovative puzzles. In early January 1999 the Company secured the North American distribution rights for the Majorette and Solido lines of die cast vehicles and playsets. Unless the context otherwise requires, references herein to "Grand Toys" or the "Company" include
Grand Toys International, Inc., its subsidiaries, Grand Toys (U.S.) Ltd., Ark Puzzles, Inc., and Grand Canada and Grand Concepts, which are subsidiaries of Grand Toys (U.S.) Ltd.

Products

Grand Canada imports for distribution in Canada select toys and fashion accessories from manufacturers who design, develop and manufacture such product. These products are generally the same products that such manufacturers market and sell in other countries. In determining which items to import, Grand Canada examines such factors as consumer acceptance of the particular products in other countries, Canadian consumer tastes based on similar products distributed previously in Canada and the potential demand for such product by Grand Canada's customers, which is partly determined in advance by exhibiting products to its customers prior to ordering the product from the manufacturer.

The following table sets forth certain manufacturers whose products Grand Canada distributes in Canada, the type of products they manufacture, and the price range within which Grand Canada sells such products to retailers.

Manufacturer              Products Distributed            Product Price
                          by the Company                  Range ($)
Arbor Toys (US)           Girls' accessories              4.10 - 37.00
Ark Puzzles (US)          Foam Puzzles                    4.95 - 74.95
Commonwealth (U.S.)       Plush                           3.50 - 95.00
Intex (Taiwan)            Inflatable water toys           0.55 - 105.00
Majorette (France)        DieCast vehicles, radio control
                          cars, road race sets            1.00 - 120.00
PMS International (H.K.)  Spice Girl accessories           .25 -  18.41
Processed Plastic (U.S.)  Plastic beach & sand toys,
                          ride-on vehicles, etc...        0.60 -   37.95
Spectra Star Toys (U.S.)  Kites                           0.60 -    9.00
Tiger Electronics (U.S.)  Games,  hand-held games,
                          electronic diaries              7.10 -   115.00
Toy Biz (U.S.)            Male action figures, dolls      4.95 -    48.50
Toymax (U.S.)             Electronic Toys                 7.25 -    94.00
Unice S.A (Spain)         Balls                           1.80 -     3.35

Design and Development


As is common in the toy and fashion accessory industries, Grand Canada receives numerous concepts from unaffiliated third parties for new products. Grand Canada does not employ its own inventors of new concepts but if it accepts and develops a person's concept for a new product, it will pay royalties on the products developed from such a concept that are actually sold.

All safety testing of the Company's products is done by the manufacturers at the manufacturers' factories and is designed to meet certain safety regulations imposed by the Canadian governmental authorities. The Company also monitors quality assurance procedures for its products for safety purposes at its warehouse facilities.

Sources of Manufacturing

Grand Canada does not manufacture any of the products it distributes. The products are imported and warehoused at the Company's facilities and subsequently distributed to its customers across Canada.

Approximately 87% of Grand Canada's gross sales in 1998  were of products supplied by the following five manufacturers: Toy Biz, Tiger Electronics, Toymax, PMS International and Processed
Plastics, whose products, respectively, accounted for  36%, 28%,
11%, 9%, and 3%  of 1998 gross sales.  Other than the products from the above-mentioned manufacturers, no products of Grand
Canada from any other supplier accounted for more than  2% of gross sales in 1998. In February 1998, Hasbro acquired Tiger Electronics Inc., one of Grand Canada's suppliers. Grand Canada still distributes a major portion of the Tiger line in Canada, however, there is no guarantee that this distribution will continue
indefinitely.   If one or more of the suppliers identified above were
to terminate their relationship with Grand Canada, a material adverse effect on the Company may occur.

The imported products are manufactured for Grand Canada by unaffiliated third parties principally located in Canada, Mexico, Spain, Poland, the United States, China, Hong Kong, Thailand,
France and Taiwan.  The manufacturers are chosen by Grand
Canada on the basis of price, availability of payment terms, quality, reliability and the ability of a manufacturer to meet Grand
Canada's delivery requirements. The use of third-party manufacturers enables Grand Canada to avoid incurring fixed manufacturing costs, but also reduces its ability to control the timing and quality of the manufacturing process. Delays in shipments or defects in material could result in a loss of sales, which could have a material adverse effect on Grand Canada.

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

Materials

The principal raw materials used in the production and sale of Grand Canada's products are plastic, printed fabrics and paper products. These are all currently available at reasonable prices from a variety of sources. Because Grand Canada does not manufacture any of its products, it does not own any specialized tools or other production equipment.

Location

Grand Canada maintains space in a building in suburban Montreal, Canada, where the Company's and Grand Canada's executive offices are also maintained for warehouse, packaging and distribution purposes. Grand Canada also keeps an inventory of its products at such facilities enabling it to respond quickly to customer orders.

Licensing and Distribution Agreements

Character Licenses

Grand Canada's product line includes products featuring well-known character properties created by others. In order to obtain the right to manufacture and sell products featuring such character properties, Grand Canada enters into license agreements with the owners of such properties. Under the terms of the character property license agreements, Grand Canada pays royalties to licensers that generally range from 5% to 12% of sales of the products carrying these character properties. To the extent that competition increases among companies to obtain character property licenses, Grand Canada may encounter increased difficulty in obtaining certain character licenses and may be required to pay greater minimum guaranteed royalty amounts for them.

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

The following table sets forth some of Grand Canada's character licenses, the licensor for these character properties and the products that Grand Canada markets featuring these character properties.

Character Property        Licensor         Product of Grand Canada
                                           Featuring Property
101 Dalmatians            Disney           Kites, Hand-Held Games, Inflatables
Bug's Life                Disney           Kites, Hand-Held Games
Donald Duck, Daisy,
Goofy, Pluto              Disney           Pools, Balls, Kites
Hercules                  Disney           Balls, Hand-Held Games
Hunchback of Notre Dame   Disney           Balls, Hand-Held Games
Lion King Simba's Pride   Disney           Balls, Kites,
Little Mermaid            Disney           Balls, Kites, Hand-Held Games
Lots A Leggs              Commonwealth     Plush
Mickey Mouse,
Minnie Mouse              Disney           Pools, Balls, Kites, Finger Puppets
Mighty Ducks              Disney           Balls, Hand-Held Games
Mulan                     Disney           Balls Kites
Winnie The Pooh           Disney           Balls, Hand-Held Games, Plastics,
                                           Finger Puppets
Barbie                    E.M.G.           Girls' accessories
Sesame Street             E.M.G.           Balls, Koosh, Kites
Sailor Moon               G-Squared        Balls
Star Wars                 G-Squared        Kites, Stationary
Spice Girls               PMS              Fashion Accessories
Pepsi                     Pepsico          Balls
Rugrats                   ViaCom           Kites, Hand-Held games
Batman                    Warner Bros.     Kites, Balls, Discs
Looney Tunes              Warner Bros.     Kites, Balls, Koosh

No one particular character property license resulted in sales in excess of 5% of Grand Canada's sales for the year ended
December 31, 1998, and the loss of any one such license would not have a material adverse effect on Grand Canada's operations.

License and Distribution Arrangements with Toy Manufacturers

Grand Canada has written license and distribution arrangements with four of the approximately fifteen manufacturers from whom it imports products for distribution in Canada. Grand Canada selects products from a master product list provided to it by the manufacturer. The purchase price, depending on the arrangement with the supplier, consists of a fixed payment per item, and occasionally a royalty fee. Pursuant to these agreements, Grand Canada obtains the exclusive right to import and distribute throughout Canada the products selected by it. Where agreements have been entered into, they generally extend for one to five years and are generally exclusive for a specified product or product line within the territory outlined in the contract. Generally, under such agreements and arrangements, Grand Canada is responsible for arranging and paying for shipping and other related costs and expenses. Delivery of products generally takes approximately one to five weeks.

Marketing, Sales and Distribution

Grand Canada distributes its products throughout Canada through its own sales representatives. Purchasers of the products include retail chain stores, department stores, toy specialty stores and wholesalers. Grand Canada's five largest customers are: Wal-Mart; Toys "R" Us; Zellers; Sears; and Canadian Tire, which, for the year ended December 31, 1998, accounted for approximately 19%, 18%, 17%, 7% and 2%, respectively, of the gross sales for this period.
No other customer accounted for more than 2% of gross sales in 1998.

Other than purchase orders from its customers, Grand Canada does not have written agreements with its customers, but rather sells products to customers on open account, with payment terms typically varying from 30 to 90 days. If one or more of the customers identified above was to terminate its relationship with Grand Canada, a material adverse effect on the Company may occur.

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

Grand Canada generally ships products to customers within six
months of the date an order is received.    The backlog at February 28, 1999
and February 29, 1998 was Canadian $15,680,957 and Canadian $2,901,966 respectively. Backlog generally represents written customer orders that will be shipped within four months.
Because customer orders may be canceled at any time without penalty, the Company believes that backlog may not accurately indicate sales for any future period.

Seasonality

The Company's business is seasonal. The Company's third and fourth quarter sales have typically been highest in anticipation of the holiday selling season.

Product Liability

The Company maintains product liability coverage for Grand
Canada's operations in the aggregate amount of Canadian
$8,000,000. The Company has not been the subject of any product liability litigation.

Competition

The toy industry is highly competitive and sensitive to changing consumer preferences and demands. Grand Canada competes in Canada with many companies with toy products that are better known than those distributed by Grand Canada. Some of Grand Canada's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than Grand Canada. They may also have greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those distributed by Grand
Canada.  Grand Canada competes with, among others, Irwin Toys
Ltd., Hasbro Inc., and Mattel Inc.


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

Employees

As of December 31, 1998, the Company employed 48 full-time persons, including three executive officers, and 2 contract employees. The Company believes that its relations with its employees are satisfactory.

Item 2.

Description Of Property:

The Company's principal executive offices are located in an approximately 105,000 square foot facility located at 1710 Route Trans-Canada, Dorval, Quebec, Canada, a suburb of Montreal.
The Company uses the facility for offices, showroom, assembling, packaging, warehousing and distribution. The lease for the premises expires on December 1, 2003 but Grand Canada has the right to extend the lease for an additional five-year period. The current monthly rent is Canadian $29,400 and in the extension period will be increased each year by a percentage that is equal to 75% of the percentage increase in the consumer price index for the greater Montreal area.

Grand Canada also leases, pursuant to a lease expiring on December 31, 2000, approximately 9,000 square feet of showroom and office space at 6427 Northam Drive, Mississauga, Canada, a suburb of Toronto, at a current rental rate of approximately Canadian $8,200 per month.

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

Other than discussed above or in Note 10 to the Company's
Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 4.

Submission of Matters to a Vote of Security
Holders:

None.

PART  II

Item 5.

Market For Common Equity and Related Stockholder Matters:

The Company's Common Stock is traded on the NASDAQ Small-
Cap Stock Market under the symbol "GRIN". The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from January 1, 1997 through December 31, 1998 as reported by NASDAQ. The figures represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. The prices set forth below have been adjusted to give effect to the one-for-five reverse stock split effected on August 4, 1997.

Common Stock                        Representative             Bid Prices
1997                                High                       Low
First Quarter                       $ 6  7/8                   $ 5  15/32
Second Quarter                      $ 6  1/4                   $ 4  5/8
Third Quarter                       $ 6  7/16                  $ 4  1/2
Fourth Quarter                      $ 8  3/8                   $ 5  5/8

1998
First Quarter                       $7  3/8                    $5
Second Quarter                      $7  11/16                  $5
Third Quarter                       $6  1/8                    $2  5/8
Fourth Quarter                      $8  3/4                    $1  15/16

On March 12, 1999, the last reported sales price for the Common
Stock on the NASDAQ Small Cap Market was $ 3  5/8 per share.

At February 28, 1999 there were approximately 185 record holders of the Company's Common Stock, however those shares being held at various clearing houses, including Cede & Company, have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Company's Common
Stock whose shares are held in "street name".

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                                                                 For the Twelve
                                                       Months Ended December 31,
                                             1998           1997          1996
                                             %              %              %
Net sales                                    100.00         100.00        100.00
Cost of goods sold                            66.57          60.59         58.57
Gross profit                                  33.43          39.41         41.43

Operating expenses:
  Selling, general and administrative         26.85          29.42         32.70
  Loss (gain) on foreign exchange              3.92            .83        (0.72)
  Interest                                     2.11           1.47          1.91
  Bad debt expense                              .44            .37           .97
  Depreciation and amortization                 .67            .37           .51
Total operating expenses                      33.99          32.46         35.37

Earnings (loss) before income taxes           (0.56)          6.96          6.06

Net earnings (loss)                           (0.96)          4.22%        2.14%

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997:

Net Earnings

Net loss for 1998 was $ 318,302 or $0.20 per share as compared to net earnings of $1,575,169 or $1.00 per share in 1997, a 120% decrease.

Net Sales

Net sales in 1998 were $33,177,529 a decrease of $4,121,996 over 1997 net sales of $37,299,525 or approximately 11%. The decrease is due to a substantial decrease of a major customer's purchasing for the year, the decline of the Canadian dollar relative to the U.S. dollar which impacts the translation of the sales, and lastly as a result of the later delivery of one major product as compared to the prior year.

Gross Profit

Gross profit in 1998 decreased by $3,607,593 from $ 14,699,141 in 1997 to $11,091,548 in 1998 or as a percentage of sales gross
profit decreased from 39.41% to 33.43%.   The sales mix, as well
as a weakening of the Canadian dollar, relative to the U.S. dollar were major contributors to the decrease.

Selling, General and Administrative

Selling, general and administrative expenses were $8,908,509 in 1998 compared to $10,972,646 in 1997. The decrease in this category is due primarily to the decrease in advertising and promotion expenses. Both television advertising expense, and cooperative advertising rebates to customers were decreased. As a percentage of net sales, selling, general and administrative expenses decreased by 2.57% to 26.85% in 1998.

Loss on foreign exchange

The significant and uncharacteristically rapid decline in the Canadian dollar negatively impacted results in 1998.

Comparison of the year ended December 31, 1997 to the year ended December 31, 1996:

Net Earnings

Net earnings for 1997 were $1,575,169 or $1.00 per share as compared to $591,370 or $0.38 per share in 1996, a 166% increase.

Net Sales

Net sales in 1997 were $37,299,525 an increase of $9,653,274 over 1996 net sales of $27,646,251 or by approximately 35%. The strength of Grand Canada's product line, coupled with effective advertising and promotion programs meant to drive and support the sales, had a major impact on net sales in 1997. The product lines that primarily contributed to the sales increase were: Toy Biz which included the Marvel line of action figures such as Spiderman, the X-Men and others, as well as a variety of dolls including Casey Cartwheel, Magic Stroller Surprise, and the Take
Care of Me Triplets; Tiger Electronics Inc., which included hand held electronics games, Giga Pets, children's electronic diaries and the "Talkboy" cassette players; and the Intex "Wet Set" inflatables line which is a line of inflatable pools, air mattresses and other water related accessories. Further, in 1997 Grand Canada acquired the distribution rights of a new line, Toymax, which includes Laser Challenge and Metal Molders.

Gross Profit

Gross profit increased by $3,244,456 from $11,454,685  in 1996 to
$14,699,141  in 1997.    The gross profit increased as a direct result
of the increase in sales. The gross profit as a percentage of sales decrease by approximately 2% in 1997. The product mix, as well as a weakening of the Canadian dollar, were major contributors to the decrease.

Selling, General and Administrative

Selling, general and administrative expenses were $10,972,646 in 1997 compared to $9,039,748 in 1996. The increase in this category is due primarily to the increase in advertising and promotion expenses. The expenditure on advertising and sales promotion was increased to drive the increase in sales that the Company experienced. Both television advertising expense, and cooperative advertising rebates to customers were increased. However, as a percentage of net sales, selling general and administrative expenses decreased by 3.28% to 29.42% in 1997.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

In March 1996, Grand Canada entered into a three year banking arrangement with a new lending institution. Grand Canada has a secured line of credit of $9,830,000 US ($15,000,000 CDN) to enable it to meet its plans for growth in the future. Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand Canada bear interest at prime plus 1 1/4%. The term of the loan is three years. The loan, which originally was scheduled to expire on April 1,
1999, was extended to June 30, 1999. The Company is presently renegotiating the loan with its current lender and other institutions. Failure to obtain a credit facility would have a material adverse
effect on the Company.   The loan is guaranteed by the Company.

Accounts receivable at December 31, 1998 were $7,728,979 compared to $6,407,073 at December 31, 1997. Inventory at
December 31, 1998  increased by $452,018 from a year earlier.

Working capital decreased from $3,452,266 at December 31, 1997 to $3,394,528 at December 31, 1998. Net cash used for operating activities was $5,238,078 in 1998 compared to net cash provided by operating activities of $694,308 in 1997 and cash for additions to equipment was $347,008 compared to $245,891 in 1997, as a result of purchases for the new computer system.

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

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including the extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing. Management believes that the Company has sufficient financing at the present time to meet its 1999 forecast.

Effects Of Inflation

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

Year 2000 Compliance

The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. Such misrecognition could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.
We have appointed one of our officers to develop a comprehensive Year 2000 plan with the goal of completing updates to key systems by December 31, 1999. We have assessed the scope of our risks related to problems our computer systems may have in processing date information related to the Year 2000 and believe such risks are not significant.
We have identified all of our significant internal software applications which contain source codes that may be unable to appropriately interpret the year 2000 and have already begun to modify or replace those applications. We have determined that our computer system is Year 2000 compliant.
In addition, we have inquired of certain of our suppliers and customers about their progress in identifying and addressing problems relating to the Year 2000. Several of our customers and suppliers have informed us that they do not anticipate problems in their business operations due to Year 2000 compliance issues, and others have informed us that they have not yet addressed this issue. We are currently unable to determine the extent to which Year
2000 issues will affect our customers and suppliers, or the extent to which we would be vulnerable to their failure to remedy any such problems. However, we anticipate that at least some of our customers and suppliers will not be Year 2000 compliant when the time comes, which will result in their inability to purchase from us or ship to us in a timely manner. We are prepared to focus our time and effort on monitoring those accounts, providing assistance if possible and finding alternate sources if absolutely necessary. Although we do not expect this to occur, the worst case scenario is that this contingency plan may cause us to incur additional expenses and delays in the shipments of some of our products.

New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic
EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflect the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for December 31, 1997.

Item 7.

Financial Statements:

The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

Item 8.

Changes in, and Disagreements with Accountants on Accounting and Financial
Disclosure:

Not applicable.


PART III

Items 9. - 12.

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
   	Index to Financial statements
   	Consolidated Financial Statements:

	Consolidated Balance Sheets - December 31, 1998 and
 December 31, 1997
	Consolidated Statements of Stockholders' Equity and
 Comprehensive Income for the Years Ended
	December 31, 1998, 1997 and 1996
	Consolidated Statements of Earnings for the Years Ended
 December 31,	1998, 1997 and 1996
	Consolidated Statements of Cash Flows for the Years
 Ended December 31	1998, 1997, and 1996
	Notes to Consolidated Financial Statements
	Consents of Independent Auditors to incorporation by reference of financial statements

Exhibit Number

**3.1 	Articles of Incorporation, as amended

* 3.2 	Certificate of Designations of Series A 5% Cumulative Convertible
      	Redeemable Preferred Stock

***3.3	Amended and Restated by-laws

#4.1  	Form of certificate evidencing shares of Common Stock and form of certificate evidencing redeemable Common Stock purchase warrants

* 4.2	 Form of Certificate of Designations of Series A Cumulative Convertible
      	Redeemable Preferred Stock - To be filed by Amendment

**4.3	 Form of Underwriter's Common Stock Warrant Agreement

**4.4 	Form of Underwriter's Warrant Agreement

**10.2	Letter Agreement dated as of October 28, 1993, by and between the
       Company	and AMGO relating to the cancellation by AMGO of the
       rights of AMGO to the	2,000,000 Earn Out Shares and the grant to AMGO of
       1,250,000 stock options.

##10.3	Amended and Restated 1993 Stock Option Plan

**10.9	Lease of Dorval, Canada facility

**10.10	Lease of Mississauga, Canada facility

*10.11	Asset Purchase Agreement, dated as of January 1, 1999, by and
      	among the Company, Great American Acquisition Corp., Ark
      	Foundation LLC and Ofer Nissim

*10.12	Subordinated Promissory Note, dated January 1, 1999, given by Great
      	American Acquisition Corp. to Ark Foundation in the amount of US$1,500,000

*10.13	Stock Pledge Agreement, dated as of January 1, 1999, in favor of
      	Ark Foundation LLC by the Company

*21   	Subsidiaries of the Company

*23   	Consent of KPMG
(b)   	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended December 31, 1998.

________________________________________________________________________

*	Filed herewith

** 	Filed as an Exhibit to either the company's Registration
    Statement (the 	"Registration Statement") on Form SB-2, dated January 27,
    1994, or	Amendment No. 1 or Amendment No. 2 to such Registration Statement.

***	Filed July 20, 1993 and incorporated herein by reference.

#  	Filed as an Exhibit to the Company's Registration
    Statement on Form 8-A
	   dated September 7, 1993 and incorporated herein by reference.

## 	Filed as an Exhibit to the Company's Proxy Statement on Form 14A 	dated
    May 5, 1995.






Consolidated Financial Statements of

GRAND TOYS
INTERNATIONAL, INC.

Years ended December 31, 1998, 1997 and 1996







INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Grand Toys International, Inc.

We have audited the accompanying consolidated balance sheets of Grand Toys International, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with Canadian generally accepted auditing standards which do not differ in any material respects with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



Chartered Accountants

Montreal, Canada
February 12, 1999



Financial Statements

Consolidated Balance Sheets                                             		 1
Consolidated Statements of Earnings		                                      3
Consolidated Statements of Stockholders' Equity and Comprehensive Income		 4
Consolidated Statements of Cash Flows		                                    5
Notes to Consolidated Financial Statements		                               6



GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets

December 31, 1998 and 1997

                                                         		1998          	1997

Assets
Current assets:
Accounts receivable (net of allowance for doubtful
accounts; 1998 - $43,143; 1997 - $52,882)            	$	7,728,979 	$	6,407,073
Due from affiliated companies	                            224,498      	11,730
Inventory	                                              4,318,107	   3,866,089
Prepaid expenses	                                       1,050,434     	927,290
Total current assets                                  	13,322,018  	11,212,182

Equipment and leasehold improvements, net (note 2)       	567,299     	480,454

Other assets                                                  	-      	494,768






Total assets	                                        	$13,889,317	 $12,187,404



On behalf of the Board:


_______________________  Director

_______________________  Director


GRAND TOYS INTERNATIONAL, INC.

       		                                                1998          	1997
Liabilities and Stockholders' Equity

Current liabilities:
 Bank indebtedness (note 3)                        	$	6,782,510   	$	1,985,072
 Trade accounts payable                           	   1,671,417     72,191,871
 Other accounts payable and accrued liabilities	      1,034,743     	2,694,481
 Royalties payable	                                      60,728       	178,464
 Income taxes payable	                                  378,092	       710,028
Total current liabilities                            	9,927,490     	7,759,916

Minority interest                                          	100           	100

Stockholders' equity:
 Capital stock (note 4)                                  	1,578         	1,578
 Additional paid-in capital	                         10,599,559	    10,599,559
 Deficit                                            	(5,991,237)   	(5,672,935)
Accumulated other comprehensive income -
cumulative currency translation adjustment            	(648,173)     	(500,814)
                                                    	 3,961,727     	4,427,388

Commitments and contingencies (notes 9 and 10)
Subsequent event (note 14)

Total liabilities and stockholders' equity	         $13,889,317    $12,187,404

See accompanying notes to consolidated financial statements.



                                          		1998          	1997           	1996

Net sales                          	$	33,177,529   	$	37,299,525	  $	27,646,251

Cost of goods sold	                   22,085,981	     22,600,384    	16,191,566

Gross profit                         	11,091,548	     14,699,141    	11,454,685

Operating expenses:
 Selling, general and
 administrative	                       8,908,509     	10,972,646     	9,039,748
 Foreign exchange loss (gain)         	1,299,050        	309,007      	(198,312)
 Interest                               	698,840        	547,892	       528,660
 Bad debt expense                       	145,167	        138,756	       268,632
 Depreciation                           	227,041        	136,414       	140,343
                                    		11,278,607     	12,104,715     	9,779,071

(Loss) earnings before income
 taxes	                                 (187,059)	     2,594,426     	1,675,614

Current income taxes                   	(131,243)     	1,019,257     	1,084,244

Net (loss) earnings                  	$	(318,302)   	$	1,575,169     	$	591,370

(Loss) earnings per share
 (notes 1 (g) and 7):
  Basic	                                 $	(0.20)        	$	1.00        	$	0.38
  Diluted                                		(0.20)	         	0.90	         	0.37


See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31

					                                                                         Acmulated
		                                                 Additional		                 other
                               	Capital	              paid-in           		    comprehensive
                                 	stock	              capital        	 Deficit   	  income 	           Total
January 1, 1996	               $	7,705          	$	10,422,574    	$	(7,839,474)  $	(429,366)	      $	2,161,439

Net earnings for the year	           -                     	-  	       591,370	             -  	         591,370

Foreign currency adjustment         	-                     	-               	-     	  (11,236)		         (11,236)

Total comprehensive income						                                                      580,134

Settlement (note 4 (c))	           183	               199,817               	-  	           -  	         200,000

Share issue costs                   	-               	(29,142)              	-  	           -            (29,142)

December 31, 1996	               7,888             	10,593,249	     (7,248,104)      (440,602)        	2,912,431

Reverse stock split
(note 1 (g))                   	(6,310) 	                6,310	              -  	           -                 	-

Net earnings for the year           	-                     	-       	1,575,169             	-          1,575,169

Foreign currency adjustment	         -                     	-               	-  	     (60,212)		         (60,212)

Total comprehensive income		                                                         1,514,957

December 31, 1997               	1,578             	10,599,559     	(5,672,935)    	  (500,814)	       4,427,388

Net loss for the year               	-                      	-       	(318,302)	             -          (318,302)

Foreign currency adjustment         	-                      	-              	-  	     (147,359)         (147,359)

Total comprehensive income			                                                         (465,661)

December 31, 1998             	$	1,578	           $ 10,599,559   	$	(5,991,237)	    $	(648,173)	     $ 	3,961,727

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

Years ended December 31

                                            		1998              1997           1996
Cash flows from operating activities:
 Net (loss) earnings	                    $(318,302)       $1,575,169    	$ 	591,370
 Items not affecting cash:
   Depreciation                           	227,041	          136,414	       140,343
   Gain on sale of equipment	                    -                 -       	(24,224)
Changes in operating working capital
items (note 8)	                         (5,146,817)	      (1,017,275)     1,024,568
Net cash (used for) provided by
operating activities	                   (5,238,078)	         694,308	     1,732,057

Cash flows from financing activities:
Increase (decrease) in bank
 indebtedness                           	5,044,684          	428,026    	(1,333,235)
Decrease in loan payable to a director	          -         	(422,161)   	  (476,889)
Repayment of long-term debt	                     -      	          -     	  (55,023)
Issuance of capital stock,
 net of issue costs	                             -  	              -     	  170,858
Other	                                      62,904	           54,651       	 (7,600)
Net cash provided by (used for)
financing activities                    	5,107,588           	60,516     (1,701,889)

Cash flows from investing activities:
Additions to equipment                   	(347,008)	        (245,891)      	(79,256)
Proceeds on sale of equipment	                   -  	              -        	49,088
Decrease (increase) in other assets       	477,498	         (508,933)            	-
Net cash provided by (used for)
investing activities	                      130,490         	(754,824)	      (30,168)

Net change in cash, being cash
at end of year	                           $	     -          $     	-       	$     -

Supplementary disclosure of cash flow
information

Cash paid during the year for:
Interest	                               $	695,896	          $	478,147	      $	528,660
Income taxes                             	438,440          	1,276,603	        182,708


See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Years ended December 31, 1998, 1997 and 1996


Grand Toys International, Inc., a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and United States operating subsidiaries, is the distribution of toys and related items.

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

Inventory is valued at the lower of cost, determined by the first in, first out method, and net realizable value. The only significant class of inventory is finished goods.

(c)	Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost less accumulated d epreciation. Depreciation methods and annual rates adopted by the Company are as follows:

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

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1998, 1997 and 1996


1.	Significant accounting policies (continued):
(f)	Foreign currency translation:
(i)	Grand Toys Ltd. and Grand Concepts Inc., wholly-owned Canadian subsidiaries, are classified as self-sustaining foreign operations, with assets and liabilities translated into US dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows translated at the average exchange rate for the year.  The resulting currency translation adjustments
are accumulated and reported as a separate component of stockholders' equity
and comprehensive income.	The Company has not provided for income taxes on
foreign subsidiaries' undistributed earnings as of December 31, 1998 because such earnings, for the most part, are intended to be reinvested in these subsidiaries.

 (ii) 	Other monetary assets and liabilities denominated in foreign currencies are
translated at the exchange rates prevailing at the balance sheet date.
Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

(g)	Earnings (loss) per share:

(i)	Effective August 4, 1997, the stock of the Company underwent a one-for-five reverse stock split.  For purposes of earnings per share calculations
(note 7), capital stock (note 4(d)) and stock options and warrants
(note 5), the comparative numbers of shares have been restated to reflect the split.

(ii)	Basic earnings (loss) per share is determined by dividing the weighted-
average
number of common shares outstanding during the period into net earnings (loss).

(iii)	Diluted earnings (loss) per share gives effect to all potentially dilutive
common shares that existed at December 31, 1998.

(h)	Stock option plan:
The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion No. 25 and requires pro-forma net earnings and pro-forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. This disclosure is included in the notes to these statements.


1.	Significant accounting policies (continued):
(i)	Advertising and promotion:
All costs associated with advertising and promoting products are expensed in the period incurred.
(j)	Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(k)	Comprehensive income:
On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income.
SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and cumulative currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

2.	Equipment and leasehold improvements:

                                       			1998	                        	             1997
                                      		Accumulated                  		          Accumulated
                       		Cost          	depreciation          	Cost	             depreciation
Computer equipment	     $1,094,822     	$670,028              $909,968          $576,499
Machinery and equipment 	  432,770      	356,343              	358,967     	     321,939
Furniture and fixtures	    458,318      	427,574              	492,979           449,114
Trucks and automobiles	     80,395       	78,122	               85,809 	          82,342
Telephone equipment	        38,455       	34,261               	41,044	           35,448
Leasehold improvements    	323,042	      294,175              	340,997	          283,968

                     		$	2,427,802  	$	1,860,503          	$	2,229,764	      $	1,749,310

Net book value	               $	567,299                             	$	480,454



3.	Bank indebtedness:
The Company has a secured line of credit of $9,830,000 (CAD$15,000,000) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances are secured by all of the assets of the Company. The effective interest rate at December 31, 1998 on the Canadian denominated line was 9.25% (8.00% at December 31, 1997), which represents prime plus 1 1/4% for both years.
As at December 31, 1998, the unused portion of the credit facility is approximately
$1,661,000.

4.	Capital stock:

(a)	Authorized capital:
50,000,000, $0.001 par value voting common shares;
5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

(b)	Issued and outstanding:

                                                       	1998             	1997
1,577,597 common shares (1997 - 1,577,597 common
shares) (note 1 (g))                                 	$	1,578         	$	1,578

(c)	Share transactions:
    (i)	Settlement:
     -December 1996:
      183,486 shares were issued for a settlement valued at $200,000.

Legal costs incurred in the amount of $29,142 have been charged to additional paid-in capital.

(ii)	Reverse stock split:
-August 1997:
 One-for-five reverse stock split occurred reducing the number of outstanding shares to 1,577,597.

4.	Capital stock (continued):
(d)	Summary of common stock outstanding:
 A summary of the number of common stock outstanding and share transactions since January 1, 1996 is as follows:

January 1, 1996		                         1,540,900

Settlement	                                 	36,697

December 31, 1996, 1997 and 1998			       1,577,597

5.	Stock options and warrants:

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

Options have also been granted outside the Option Plan to two directors, key executives, outside consultants and a supplier. As well, warrants have been issued to a director in his capacity as an investment banker, a distributor and to the underwriter pursuant to the public offering. Some of these options and warrants have either expired or were forfeited during the year.

Under each plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years.

The range of exercise prices for stock options and warrants outstanding at December 31, 1998 is $2.875 to $37.50.


5.	Stock options and warrants (continued):
 Details of the options and warrants, all of which are exercisable at year-end, are as follows:

                                            						                           Weighted-
					                                                                           average
                                     	   	Other	                               exercise
                    	  Option	            stock	                              price per
                        	plan          	options         Warrant      Total        share
January 1, 1996      	180,100	         	623,000       		320,000	    	1,123,100   	$0.95

Granted	               17,700	          524,011              	-  	     541,711	    0.38
Forfeited	           (133,300)        	(151,000)             	-      	(284,300)   (0.64)
Expired                    	-  	              -  	      (40,000)      	(40,000)	  (1.50)

January 1, 1997	       64,500	         	996,011	       	280,000	    	1,340,511	    0.77

Granted                    	-  	      1,114,000              	-     	1,114,000	    4.39
Forfeited	                  -  	       (450,000)             	-      	(450,000)	 (18.67)
Expired	                    -                	-       	(230,000)     	(230,000)	 (40.00)

January 1, 1998	       64,500	       	1,660,011		        50,000	    	1,774,511	    6.98

Granted               	14,000	          284,000              	-       	298,000	   (5.50)
Forfeited	                  -        	 (104,239)	             -      	(104,239)	  (4.51)
Expired	              (34,400)	          (5,000)	             -  	     (39,400)	 (11.60)
Reclassified	               -          	(55,000)	        55,000	             -  	     -

December 31, 1998	     44,100         1,779,772       		105,000     		1,928,872	  $	6.79


Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using a
 Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.68% (5.95% to 6.07% in 1997; 5.65% to 7.10% in 1996),
volatility
factor of the expected market price of the Company's common stock of 114%
(40% in both 1997 and 1996) and a weighted-average expected life of the option of
3 years (3 years in 1997; 4 years in 1996), with no dividends.


5.	Stock options and warrants (continued):

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average grant date fair values of options granted in 1998, 1997 and 1996 are $3.85, $1.48 and $0.67, respectively.

The pro-forma losses utilizing the fair value assumptions above for the years 1998, 1997 and 1996 would be $1,465,142, $75,551 and $1,212,738, respectively.
Furthermore, pro-forma loss per share would be $0.93, $0.05 and $0.16, respectively.

6.	Income taxes:

(a	The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                         	         	1998         	  1997	             1996
		                                   (%)           	 (%)	              (%)
U.S. Federal statutory tax
 rate	                              35.0	           35.0	             35.0
State income tax rate,
net of federal tax benefits         10.0           	10.0	             10.0
U.S. statutory tax rate	            45.0	           45.0	             45.0

Changes to U.S. tax rate
 resulting from:
Effect of foreign tax
 rate differences                  	(3.9)	          (5.0)	            (4.0)
Expenses producing no tax benefit	 (45.2)           27.4             	19.4
Tax benefit of utilization of
loss carry forward	                    -	          (26.1)               	-
Other                               	4.1            	0.5	                -
                                     		-	           (3.2)            	15.4
Valuation allowance for
deferred tax assets
allocated to income tax expense       	-	              -              	4.3

Effective tax rate                    	-	          	41.8             	64.7


GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1998, 1997 and 1996


6.	Income taxes (continued):

(b)	The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1998 are presented below:

Non-current:
   Net operating loss carry forwards (note 6 (c))		             	$	1,825,000

Net deferred tax asset before valuation allowance		                1,825,000

Valuation allowance		                                              1,825,000

Total net deferred tax asset	                                  		$        	-


The valuation allowance increased by $35,000 in 1998 (1997 and 1996 - decrease of $991,000 and $594,000,respectively) to reflect an adjustment to deferred tax assets related to loss carry forwards used in the year in the United States.

(c)	As of December 31, 1998, the Company has $5,213,000 of net operating losses available for tax purposes to reduce future taxable income in the United States, beginning to expire in 2009.


GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1998, 1997 and 1996


7.	Earnings per share:
During the fourth quarter of 1997, the Company adopted FASB Statement No. 128 "Earnings per share". The new standard had no impact on the previously presented basic earnings per share calculation for 1996. The diluted earnings per share calculation for 1996 has been restated to reflect the new standard.


                                   		Income         	Shares        	Per share
	                               (numerator)	   (denominator)	          amount
December 31, 1996

Basic EPS
 Earnings available to
 common stockholders             	$	591,370	     	1,543,958	           $	0.38

Effect of dilutive securities
 Options	                                -          	38,701            	(0.01)

Diluted EPS
 Earnings available to
 common stockholders
 and assumed conversions           	591,370      	1,582,659             	0.37

December 31, 1997

Basic EPS
Earnings available to
 common stockholders	           $	1,575,169		     1,577,597           	$	1.00

Effect of dilutive securities
Options	                                 -         	174,117	            (0.10)

Diluted EPS
Earnings available to
 common stockholders
 and assumed conversions        	 1,575,169	      1,751,714             	0.90

December 31, 1998

Basic EPS
 Earnings available to
 common stockholders           	$	(318,302)	     	1,577,597          	 $(0.20)

Effect of dilutive securities
 Options                                	-              	-                 	-

Diluted EPS
 Earnings available to
 common stockholders
 and assumed conversions	        (318,302) 	      1,577,597	            (0.20)


GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1998, 1997 and 1996


7.	Earnings per share (continued):
Options to purchase 1,823,872 shares (1997 - 601,011) and warrants to purchase 105,000 shares (1997 - 40,000) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive. The subsequent event referred to in note 14 would have materially changed the number of potential common shares outstanding if the transaction had occurred before the end of the year.

8.	Changes in operating working capital items:


      	                                  	1998         	1997          	1996
(Increase) decrease in
accounts receivable	                $(1,709,085) 	 $(1,369,171) 	 $1,225,804
(Increase) decrease in due from
affiliated companies	                  (213,563)      	309,521	     (326,636)
Increase in inventory	                 (713,181)   	(1,452,278)    	(816,379)
Increase in prepaid expenses          	(182,604)     	(433,359)    	(397,466)
(Decrease) increase in trade accounts
payable	                               (397,790)       	64,278      	282,462
(Decrease) increase in other
accounts payable and accrued
liabilities                         	(1,527,231)	    2,267,776	      254,227
(Decrease) increase in royalties
payable                               	(109,115)     	(166,366)     	105,403
(Decrease) increase in income
taxes payable 	                        (294,248)	     (237,676)     	697,153

                                 		$	(5,146,817)	 $	(1,017,275) 	$	1,024,568

9.	Commitments:
The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1999	                                      		$	392,000
2000                                         		378,000
2001	                                         	276,000
2002	                                         	253,000
2003	                                         	236,000
Thereafter	                                   	255,000

                                       				$	1,790,000

Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $224,000; $201,000 and $174,000 respectively.


10.	Contingencies:

(a)	A lawsuit for alleged breach of contract has been filed against the Canadian subsidiary by a sales representative.  In the opinion of management and counsel to the Company has advised, based on the available facts that the case will be settled.  However, at this point in time it is difficult to ascertain or estimate the value of the settlement, if any.  The Company has been named in two lawsuits by a supplier of and a lessor to a former US subsidiary, Grand
Group
Inc., for recovery of amounts totalling approximately $300,000, although the
Company is not party to either contract.
In the opinion of management, there have been no recent developments and it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

(b)	The Company's Canadian subsidiary is also contingently liable for outstanding letters of credit of approximately $1,386,000 as at December 31, 1998.

11.	Employee benefit plans:
The Company has a group retirement savings plan for its Canadian employees. The Company contributes to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Cdn.
 $3,000 per employee. During the year, the Company contributed approximately $24,000 (1997 - $27,600; 1996 - $28,600) to the retirement savings plan for its
Canadian employees.

12.	Segment information:
(a)	Industry and geographic information:
The Company operates primarily in one industry segment which includes the distribution of toys and related items. Virtually all sales are to Canadian customers.

(b)	Other information:

Sales of the Company's toy products to five customers accounted for 64% of the Company's gross sales for 1998, two of which represent over 38% or approximately $13,246,000. For both years 1997 and 1996, five customers accounted for approximately 74% of gross sales, two of which represented over 43% and 47% or $16,935,000 and $13,762,000 respectively.

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 64% of gross sales for 1998. The Company's two largest suppliers accounted for 67% and 75% of gross sales for 1997 and 1996 respectively.


13.	Financial instruments:

(a)	Foreign currency risk management:

The Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US dollars in the future at predetermined exchange rates. The contracts are not used for trading purposes. The Company's policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season. Gains and losses on forward exchange contracts are recorded in income and generally offset transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

At December 31, 1998, the Company had purchased a contract to purchase US$5,000,000 in the next two months at a rate of $1.525. The fair market value of this contract at December 31, 1998 is approximately $42,000.

(b)	Fair values:

Fair value estimates are made as of a specific point in time, using available information about the financial instruments. These estimates are subjective in nature and often cannot be determined with precision.

The fair value of the Company's accounts receivable, due from affiliated companies, bank indebtedness, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments.

(c)	Credit risk:

For the year ended December 31, 1998, approximately 64% of the Company's sales were made to five unrelated companies. Three customers, representing approximately
54% of total sales, individually accounted for more than 10% of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(d)	Interest rate risk:

The Company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.


14.	Subsequent event:

Effective January 1, 1999, the Company acquired all of the assets of Ark Foundation
LLC for $2,500,000 consisting of the Company's convertible preferred stock having a stated value of $1,000,000 and an interest bearing promissory note of $1,500,000. The transaction will be accounted for using the purchase method. Ark Foundation LLC is engaged in the business of designing, developing, producing, marketing, distributing and selling puzzles and puzzle-related products to merchandisers. Advances are outstanding to Ark Foundation LLC at December 31, 1998 in the amount of $211,311.

15.	Uncertainty due to the Year 2000 Issue:

The Year 2000 Issue arises because many computerized systems use two digits rather
than four to identify a year.  Date-sensitive systems may recognize the year
 2000
as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date.
The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

16. Comparative figures:

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.





SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549





Exhibits to
Form 10 - K

of

GRAND TOYS INTERNATIONAL, INC.


For the Fiscal Year
Ended December 31, 1998


Exhibit 3.2


Certificate to Set Forth Designations,
Voting Powers, Preferences, Limitations,
Restrictions, and Relative Rights of
Series A 5% Cumulative Convertible
Redeemable Preferred Stock

(Under Section 78.195 of the General Corporation Law of the State of Nevada)


	It is hereby certified that:

	I. The name of the corporation is GRAND TOYS INTERNATIONAL, INC. (the "Corporation").

	II.  Set forth hereinafter is a statement of the voting powers, preferences, limitations, restrictions and relative rights of shares of Series A 5%
Cumulative
Convertible Redeemable Preferred Stock hereinafter designated, as contained in
a
resolution of the Board of Directors of the Corporation, pursuant to a provision of the Articles of Incorporation of the Corporation permitting the issuance of said Series A 5% Cumulative Convertible Redeemable Preferred
Stock by resolution of the Board of Directors:

		1.	Designation; Number of Shares.

The designation of said series of Preferred Stock shall be Series A 5%
Cumulative
Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). The number of shares of Series A Preferred Stock shall be 200,000. Each share of Series A Preferred Stock shall have a stated value equal to $5.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares)(the "Stated Value").

		2.	Dividends.

		(a)	The holders of outstanding shares of Series A Preferred Stock shall be entitled
to receive preferential dividends in cash, out of any funds of the Corporation legally available at the time for declaration of dividends, before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock or other class of stock junior to the Series A
Preferred
Stock (the Common Stock and such junior stock being hereinafter collectively the
"Junior Stock") if, as and when declared at the rate of 5% per annum on the
Stated Value per share, payable quarterly on the first day of the month following
the end of each calendar quarter, commencing on April 1, 1999.

		(b)	The dividends on the Series A Preferred Stock at the rates provided above shall be cumulative whether or not earned, so that if at any time full cumulative
dividends at the rate aforesaid on all shares of the Series A Preferred Stock then outstanding from the date from and after which dividends thereon are cumulative to the end of the quarterly dividend period next preceding such time shall not have been paid or declared and set apart for payment, or if the full dividend on all such outstanding Series A Preferred Stock for the then current dividend period shall not have been paid or declared and set apart for payment, the amount of the deficiency shall be paid or declared and set apart for payment
(but without interest thereon) before any sum shall be set apart for or applied by the Corporation or a subsidiary of the
Corporation to the purchase, redemption or other acquisition of any shares of any other class of stock and
before any dividend or other distribution shall be paid or declared and set apart
for payment on any Junior Stock and before any sum shall be set aside for or applied to the purchase, redemption or other acquisition of Junior Stock.

(c)	Dividends on all shares of the Series A Preferred Stock shall begin to accrue
and be cumulative from and after the date of issuance thereof. A dividend period shall be deemed to commence on the day following a quarterly dividend payment date herein specified and to end of the next succeeding quarterly dividend payment date herein specified.

		3.	Liquidation Rights.

(a)	Upon the dissolution, liquidation or winding-up of the Corporation, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, after any required payment or distribution shall be made on the Series A Preferred Stock, but before any payment or
distribution shall be made on the Junior Stock, out of the assets of the
Corporation available for distribution to stockholders, the Stated Value per share
of Series A Preferred Stock and all accrued and unpaid dividends to and including
the date of payment thereof.  Upon the payment in full of all amounts due to holders of the Series A Preferred Stock, the holders of the Common Stock of the Corporation and any other class of Junior Stock shall receive all remaining
assets of the Corporation legally available for
distribution.  If the assets of the Corporation available for distribution to the
holders of the Series A Preferred Stock shall be insufficient to permit payment in full of the amounts payable as aforesaid to the
holders of Series A Preferred Stock upon such liquidation, dissolution or winding-up, whether voluntary or involuntary, then all such assets of the
Corporation shall be distributed, to the exclusion of the holders of shares of Junior Stock, ratably among the holders of the Series A Preferred
Stock.

(b)	Neither the purchase nor the redemption by the Corporation of shares of any class of stock, nor the merger or consolidation of the Corporation with or into any other corporation or corporations, nor the sale or transfer by the
Corporation
of all or any part of its assets, shall be deemed to be a liquidation, dissolution
or winding-up of the Corporation for the purposes of this paragraph 3.
Holders of the Series A Preferred Stock shall not be entitled, upon the liquidation,
dissolution or winding-up of the Corporation, to receive any amounts with respect to such stock other than the amounts referred
to in this paragraph 3.

4.	Conversion into Common Stock.  Shares of Series A Preferred Stock shall have the
following conversion rights and obligations:

		(a)	Subject to the further provisions of this paragraph 4, each holder of shares of Series A Preferred Stock shall have the right, from time to time commencing on and after January 1, 2000 (the "Conversion Commencement Date"), to
convert some or all such shares into fully paid and non-assessable shares of Common Stock of the Corporation (as defined in subparagraph 4(l)
below)
determined in accordance with the Conversion Price provided in paragraph 4(e)
below; provided however, that not more than 50,000 shares of Series A Preferred
Stock may be converted into Common Stock during any six month period following the Conversion Commencement Date and not more than 100,000 shares of Series
A Preferred Stock may be converted into Common Stock during any one year period following the Conversion Commencement Date.

(b)	Subject to the further provisions of this paragraph 4, the Corporation shall have the right to cause each holder of shares of Series A Preferred Stock to convert all or such portion of such
shares into fully paid and non-assessable shares of Common Stock of the
Corporation
at the Conversion Price during the thirty day period following the date on which
the Closing Bid Price equals or exceeds
140% of the Stated Value (the "Mandatory Conversion Period").  Notice of such mandatory conversion of the Series A Preferred Stock pursuant to this paragraph
4(b) shall be given by mail or in such other manner
as may be prescribed by resolution of the Board of Directors of the Corporation not later than the expiration of the Mandatory Conversion Period.  As applicable,
the notice shall specify the number of
shares to be converted, the date of conversion and the Conversion Price per share.
The "Closing Bid Price" shall mean the closing bid price of the Corporation's
Common
Stock as reported by NASDAQ (or, if not reported by NASDAQ, as reported by such other exchange or market where traded).

		(c)	Each share of Series A Preferred Stock shall automatically convert into fully paid and non-assessable shares of Common Stock of the Corporation at the
Conversion Price  on the fourth anniversary of the date of issuance of a share of Series A Preferred Stock.

		(d)	If, on the date of conversion of any shares of Series A Preferred Stock
(the
"Evaluation Date") the Closing Bid Price shall be less than the Conversion
Price,
then within ten days after the Corporation's receipt of a notice of conversion, the Corporation shall pay to the holder of the Series A
Preferred Stock so converted an amount of cash determined by multiplying (i) the number of shares of Series A Preferred Stock that have been converted by (ii)
the
positive difference, if any, between (A) the Conversion Price and (B) the
Closing Bid Price on the Evaluation Date.

(e)	The number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock shall equal (i) the Stated Value per share divided by
(ii) the Conversion Price.
The "Conversion Price" shall be equal to $5.00 per share of Common Stock, subject to adjustment as herein provided.

(f)	The holder of any certificate for shares of Series A Preferred Stock desiring
to convert any of such shares or whose shares where converted at the election of the Corporation pursuant to the provisions of this paragraph 4 shall surrender such certificate, at the principal office of any transfer agent for said stock (the "Transfer Agent"), with a written notice of such election to convert (if such conversion is voluntary) such shares into Common Stock duly filled out and executed, and if necessary under the circumstances of such conversion, with such certificate properly endorsed for, or accompanied by duly executed instruments of, transfer (and such other transfer papers as said
Transfer Agent may reasonably require). The holder of the shares so surrendered for conversion shall be entitled to receive within three (3) business days of the
Notice of Conversion (except as otherwise provided herein) a certificate or certificates, which shall be expressed to be fully paid and non-assessable, for the number of shares of Common Stock to which such stockholder shall be entitled upon such conversion, registered in the name of such holder or in such other name
or names as such stockholder in writing may specify. In the case of any Series A Preferred Stock which is converted in part only, the holder of shares of Series A Preferred Stock shall upon delivery of the certificate or certificates representing Common Stock also receive a new share certificate representing the unconverted portion of the shares of Series A Preferred
Stock. Nothing herein shall be construed to give any holder of shares of Series A Preferred Stock surrendering the same for conversion the right to receive any additional shares of Common Stock or other property which results from an adjustment in conversion rights under the provisions of subparagraphs (g) or (h) of this paragraph 4 until holders of Common Stock are entitled to receive the shares or other property giving rise to the adjustment.

In the case of the exercise of the conversion rights set forth in paragraphs 4
(a),
the conversion privilege shall be deemed to have been exercised, and the shares of Common Stock issuable upon such conversion shall be deemed to have been issued, upon the date of receipt by such Transfer Agent for conversion of the certificate
for such shares of Series A Preferred Stock. In the case of the automatic conversion set forth in paragraphs 4(b) and 4(c), conversion shall be deemed to have occurred as provided in paragraphs 4(b) and 4(c). The person or entity entitled to receive Common Stock issuable upon such conversion shall on the date such conversion privilege is deemed to have been exercised and thereafter be treated for all purposes as the record holder of such Common Stock and shall on the same date cease to be treated for any purpose as the record holder of such shares of Series A Preferred Stock so converted.

Notwithstanding the foregoing, if the stock transfer books are closed on the date such shares are received by the Transfer Agent, the conversion privilege shall be deemed to have been exercised, and the person or entity shall be treated as a record holder of shares of Common Stock, on the next succeeding date on which the transfer books are open. The Corporation shall not be required to deliver certificates for shares of its Common Stock or new certificates for unconverted shares of its Series A Preferred Stock while the stock transfer books for such respective classes of stock are duly closed for any purpose; but the right of surrendering shares of Series A Preferred Stock for conversion shall not be suspended during any period that the stock transfer books of either of such classes of stock are closed.

		Upon the conversion of any shares of Series A Preferred Stock, no adjustment or payment shall be made with respect to such converted shares on account of any dividend on shares of such stock or on account of any dividend on the Common
Stock,
except that the holder of such converted shares shall be entitled to be paid any dividends declared on shares of Common Stock after conversion thereof.

	If the Corporation shall at any time be liquidated, dissolved or wound-up, the conversion privilege shall terminate at the close of business on the last business day next preceding the effective date
of such liquidation, dissolution or winding-up.

		The Corporation shall not be required, in connection with any conversion of
Series A Preferred Stock, to issue a fraction of a share of its Common Stock nor to deliver any stock certificate representing a fraction thereof, but in lieu thereof the Corporation may make a cash payment equal to such fraction multiplied by the Closing Bid Price on the date the conversion right was triggered.

(g)	The Conversion Rate shall be subject to adjustment from time to time as follows:
(i)	In case the Corporation shall at any time (A) declare any dividend or distribution on its Common Stock or other securities of the Corporation other than the Series A Preferred Stock, (B) split or subdivide the outstanding Common Stock, (C) combine the outstanding Common Stock into a smaller number of shares or (D) issue by reclassification of its Common Stock any shares or other securities of the Corporation, then, in each such event, the Conversion Rate shall be adjusted proportionately so that the holders of Series A Preferred Stock shall be entitled to receive the kind and number of shares or other securities of the Corporation which such holders would have owned or have been entitled to receive after the happening of any of the events described above had such shares of Series A Preferred Stock been converted immediately prior to the happening of such event (or any record date with respect thereto). Such adjustment shall be made whenever any of the events listed above shall occur. An adjustment made to the Conversion pursuant to this paragraph 4(g)(i) shall become effective immediately after the effective date of the event retroactive to the record date, if any, for the event.

(h)	(i) In case of any consolidation or merger of the Corporation with or into any other corporation (other than a merger or consolidation in which the Corporation is the surviving or continuing corporation and which does not result in any reclassification, conversion or change of the outstanding shares of Common
Stock), then, unless the right to convert shares of Series A Preferred Stock shall have terminated, as part of such consolidation or merger, lawful provision shall be made so that holders of Series A
Preferred Stock shall thereafter have the right to convert each share of Series
 A Preferred Stock into the kind and
amount of shares of stock and/or other securities or property receivable upon such consolidation or merger by a holder of the number of shares of Common Stock into which such shares of Series A Preferred Stock might have been converted immediately prior to such consolidation or merger. Such provision shall also provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in paragraph (g) of this paragraph 4. The foregoing provisions of this paragraph 4(h) shall similarly apply to successive consolidations and mergers.

(ii)	In case of any sale or conveyance to another person or entity of the property
of the Corporation as an entirety, or substantially as an entirety, in connection with which shares or other securities or cash or other property shall be issuable, distributable, payable or deliverable for outstanding shares of Common Stock, then,
 unless the right to convert such shares shall have terminated, lawful provisio shall be made so that the holders of Series A Preferred Stock shall thereafter have
the right to convert each share of the Series
A Preferred Stock into the kind and amount of shares of stock or other securities or property that shall be issuable, distributable, payable or deliverable upon such sale or conveyance with respect to each share of Common Stock immediately prior to such conveyance.

(i)	Whenever the number of shares to be issued upon conversion of the Series A
Preferred Stock is required to be adjusted as provided in this paragraph 4, the Corporation shall forthwith compute the adjusted number of shares to be so issued and prepare a certificate setting forth such adjusted conversion amount and the facts upon which such adjustment is based, and such certificate shall forthwith be filed with the Transfer Agent for the Series A Preferred Stock and the Common Stock; and the Corporation shall mail to each holder of record of Series A Preferred Stock notice of such adjusted conversion price.

(j)	In case at any time the Corporation shall propose:
(i)	to pay any dividend or distribution payable in shares upon its Common Stock or make any distribution (other than cash dividends) to the holders of its
Common Stock; or

(ii)	to offer for subscription to the holders of its Common Stock any additional shares of any class or any other rights; or

(iii)	any capital reorganization or reclassification of its shares, or the consolidation or merger of the Corporation with another corporation; or

(iv)	the voluntary dissolution, liquidation or winding-up of the Corporation;

then, and in any one or more of said cases, the Corporation shall cause at least fifteen (15) days prior notice of the date on which (A) the books of the Corporation shall close, or a record be taken for such stock dividend, distribution or subscription rights, or (B) such capital reorganization, reclassification, consolidation, merger, dissolution, liquidation or winding-up shall take place, as the case may be, to be mailed to the Transfer Agent for the Series A Preferred Stock and for the Common Stock and to the holders of record of the Series A Preferred Stock.

(k)	So long as any shares of Series A Preferred Stock shall remain outstanding and the holders thereof shall have the right to convert the same in accordance with provisions of this paragraph 4, the Corporation shall at all times reserve from the authorized and unissued shares of its Common Stock a sufficient number of shares to provide for such conversions.

(l)	The term "Common Stock" as used in this paragraph 4 shall mean Common Stock of the Corporation as such stock is constituted at the date of issuance thereof or as it may from time to
time be changed, or shares of stock of any class, other securities and/or property
into which the shares of Series A Preferred Stock shall at any time become convertible pursuant to the provisions of this paragraph 4.

(k)	The Corporation shall pay the amount of any and all issue taxes which may be imposed in respect of any issue or delivery of stock upon the conversion of any shares of Series A Preferred Stock, but all transfer taxes that may be payable in respect of any change of ownership of Series
A Preferred Stock, or any rights represented thereby, or of stock receivable upon
conversion thereof, shall be paid by the person or persons surrendering such stock for conversion.

5.	Voting Rights.

Except as required by applicable law, shares of Series A Preferred Stock shall not entitle its holder to any voting rights, but such holder shall be entitled to a notice of any stockholders' meeting in accordance with the By-laws of the Corporation.

	6.	Status of Converted or Redeemed Stock.

In case any shares of Series A Preferred Stock shall be converted pursuant to paragraph 4 hereof, or otherwise repurchased or reacquired, the shares so redeemed, converted or reacquired shall resume the status of authorized but unissued shares of Preferred Stock and shall no longer be designated as Series A Preferred Stock.

Signed on this 29th day of December, 1998.

							GRAND TOYS INTERNATIONAL, INC.


							By:_/s/ Ronald Goldenberg_____________
							   	Ronald Goldenberg
							   	Vice President, Chief Financial
								   Officer and Secretary



STATE OF NEW YORK	)
                     			) SS.:
COUNTY  OF	 NEW YORK	)

On December 29, 1998, Ronald Goldenberg personally appeared before me, a Notary Public for the State and County aforesaid, as Vice President, Chief Financial Officer and Secretary of GRAND TOYS INTERNATIONAL, INC., who acknowledged that he executed the above instrument.


								__/s/ Paul J. Pollock____________
					    			 Notary Public







Exhibit 10.11

ASSET PURCHASE AGREEMENT
ASSET PURCHASE AGREEMENT dated this 30th day of December, 1998 by and between GRAND TOYS INTERNATIONAL, INC., a Nevada corporation ("Grand"), GREAT AMERICAN ACQUISITION CORP., a Delaware corporation ("Buyer"), and ARK FOUNDATION LLC, a Connecticut limited liability company ("Seller") and OFER NISSIM ("Nissim"). RECITALS
WHEREAS, the Seller is engaged in the business of designing, developing, producing, marketing, distributing and selling puzzles and puzzle related products to merchandisers; and WHEREAS, the Seller desires to sell to the Buyer, and the Buyer desires to purchase from the Seller, the Assets owned by the Seller and used in connection with the Business.
NOW, THEREFORE, in consideration of the foregoing and the mutual covenants, representations, warranties and agreements hereinafter set forth, the parties hereto agree as follows:

ARTICLE I.

DEFINITIONS
1.1.	Definitions:	When used herein, the following terms shall have the meanings set forth below:
"Acquisition Proposal" shall have the meaning set forth in Section 6.2.
"Affiliate" shall mean, with respect to any given Person, any other Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control
with, such Person.  The term "control" (including, with correlative meaning, the terms "controlled by" and
"under common control with"), as used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction
of the management and policies of such Person,
whether through the ownership of voting securities, by contract or otherwise.
"Assets" shall have the meaning set forth in Section 2.1(a).
"Assumed Liabilities" shall have the meaning set forth in Section 2.4(a).
"Balance Sheet" shall have the meaning set forth in Section 4.5(a).
"Benefit Arrangements" shall have the meaning set forth in Section 4.15.
"Business" shall have the meaning set forth in the recitals.
"Cash" shall mean cash and cash equivalents (including marketable securities and short term investments).
"CERCLA" shall have the meaning set forth in Section 4.9(c).
"Closing" shall have the meaning set forth in Article III.
"Closing Date"  shall have the meaning set forth in Article III.
"Code" shall mean the Internal Revenue Code of 1986, as amended, and any successor statute thereto.
"Contract" shall mean any contract, agreement, lease, license, arrangement, commitment, sales order, purchase order or any claim or right or any benefit or obligation arising thereunder or resulting therefrom and currently in effect, whether oral or written.
"Employee Benefit Plan" shall mean any (i) nonqualified deferred compensation or retirement plan or arrangement which is an Employee Pension Benefit Plan,
(ii) qualified defined contribution
retirement plan or arrangement which is an Employee Pension Benefit Plan,
(iii) qualified defined benefit retirement plan or arrangement which is an
Employee Pension Benefit Plan (including any Multiemployer
Plan), or (iv) Employee Welfare Benefit Plan or material fringe benefit plan or program.
"Employee Pension Benefit Plan" shall have the meaning set forth in ERISA
Section
3(2).
"Employee Welfare Benefit Plan" shall have the meaning set forth in ERISA
Section
3(1).
"Environmental, Health and Safety Requirements" shall mean all federal, state, local and foreign statutes, regulations, ordinances and other provisions having the force or effect of law, all judicial
and administrative orders and determinations, all contractual obligations and all common law concerning
public health and safety, worker health and safety, and pollution or protection of the environment,
including without limitation all those relating to the presence, use, production generation, handling, transportation, treatment, storage, disposal, distribution labeling, testing, processing, discharge, release,
threatened release, control, or cleanup of any hazardous materials, substances or wastes, chemical
substances or mixtures, pesticides, pollutants, contaminants, toxic chemicals, petroleum products or byproducts, asbestos, polychlorinated biphenyls, noise or radiation, each as amended and as now or
hereafter in effect.
"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.
"Exchange Act" shall mean the United States Securities Exchange Act of 1934, as amended.
"Excluded Assets" shall have the meaning set forth in Section 2.1(b).
"Excluded Liabilities" shall have the meaning set forth in Section 2.4(b).
"First Payment" shall have the meaning set forth in Section 2.2(b).
"GAAP" shall mean generally accepted accounting principles in the United States as of the date of this Agreement consistently applied.
"Grand Common Stock" shall mean the Common Stock of Grand, par value US$.001 per share.
"Grand Shares" shall have the meaning set forth in Section 2.2(a).
"Indemnitees" shall have the meaning set forth in Article IX.
"Indemnitors" shall have the meaning set forth in Article IX.
"Intellectual Property" shall mean any and all (i) inventions (whether patentable or unpatentable
and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations,
continuations-in-part, revisions, extensions,
and reexaminations thereof, (ii) trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all
goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (iii) copyrightable works, all copyrights, and all applications,
registrations, and renewals in connection
therewith, (iv) mask works and all applications, registrations, and renewals in connection therewith, (v) trade secrets and confidential business information
(including ideas, research and development, know-how,
formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, blueprints, sketches, storyboards, models, engineering drawings, specifications, customer and
supplier lists, pricing and cost information, and business and marketing plans and proposals), (vi) computer software (including data and related documentation),
(vii) other proprietary rights and know-how, (viii)
copies and tangible embodiments of any of the foregoing (in whatever form or medium)
and (ix) licenses and sublicenses granted and obtained with respect thereto, and rights thereunder. "Knowledge" (including the phrase "the best of the knowledge of") shall mean the actual
knowledge after due inquiry of the Person to whom it is attributed.
"Liabilities" shall mean any direct or indirect liability, indebtedness, claim, loss, damage, deficiency, obligation or responsibility, fixed or unfixed, choate or inchoate, liquidated or unliquidated, secured or unsecured, accrued, absolute known or unknown, contingent or otherwise.
"Lien" shall mean any mortgage, lien, pledge, charge, security interest, license lease, claim, restriction, option, conditional sale or installment Contract or encumbrance of any kind. "Loss" shall have the meaning set forth in Article IX.
"Material Adverse Effect" shall mean a material adverse effect on the business, operations, assets (including as applicable the Assets), Liabilities, condition
(financial or otherwise), results of operations or
prospects on the Seller or Grand, as the case may be.
"Multiemployer Plan" has the meaning set forth in ERISA Section 3(37).
"Person" shall include an individual, a partnership, a corporation, or a division
or business unit thereof, a limited liability company, a trust, an unincorporated
organization, a government or any department or agency thereof and any other entity.
"Purchase Price" shall have the meaning set forth in Section 2.2(a).
"Secured Note" shall have the meaning set forth in 2.2(a).
"Securities Act" shall mean the United States Securities Act of 1933, as amended.
"Taxes" or "Tax" shall mean all taxes including without limitation income, gross receipts, ad valorem, excise, value-added, sales, use, transfer, franchise, license, stamp, occupation, withholding, employment, payroll, property or environmental tax or premium, together with any interest, penalty, addition to tax or additional amount imposed by any governmental body or authority.
"Third Party Action" shall have the meaning set forth in Article IX.
1.2	Accounting Terms.  Unless specifically defined herein, accounting terms shall
have the meaning specified by GAAP.

ARTICLE II.

PURCHASE AND SALE OF ASSETS
AND ASSUMPTION OF OBLIGATIONS
2.1.	Purchase and Sale of Seller's Assets; Excluded Assets.
(a)	Upon the terms and subject to the conditions of this Agreement, on the
Closing
Date, Seller shall sell, transfer, convey, assign and deliver to Buyer, and
Buyer
shall purchase, acquire and accept from Seller, all of Seller's right, title and interest in and to all of its properties, assets, Contracts, business, goodwill and rights of the Seller as a going concern, of every kind, nature,
character and description, tangible and intangible, wherever located and whether or not carried or reflected on the books
and records of Seller on the Closing Date, including, without limitation the following
 (the "Assets"):
(1)	all Intellectual Property and all proprietary rights in and to products
owned or licensed by the Seller;(2)	all real property, leaseholds and
subleaseholds therein and improvements,
fixtures, and fittings thereon;
(3)	all work in process, raw materials, finished goods, goods in transit, shipping
and packing materials and other tangible personal property (such as machinery, equipment, inventories of raw materials and supplies, manufactured and purchased parts, furniture and automobiles);
(4)	all Contracts to which the Seller is a party;
(5)	all accounts, notes and other receivables and other claims for money or other obligations due, including barter credits;
(6)	all claims, deposits, prepayments, refunds, causes of action, choices in action, rights of recovery, rights of set off, and rights of recoupment
(including
any such item relating to the payment of Taxes);
(7)	all franchises, approvals, permits, licenses, orders, registrations, certificates,
variances, and similar rights obtained from governments and governmental agencies;
(8)	originals of all books, records, ledgers, files, documents, correspondence, lists, plats, architectural plans, drawings, and specifications, creative materials,
advertising and promotional materials, studies, reports, and other printed or written materials;
(9)	all Cash;
(10)	all records, documents, files, existing computer print-outs and other material
owned by or in the possession or under the control of Seller;
(11)	all goodwill relating to Seller's Assets, including Seller's corporate name and all variations thereof;
(12)	all personal property of the Seller, including the property listed on
Schedule
2.1(a); and
(13)	any other asset of Seller in respect of which there is an Assumed
Liability.
The Assets shall be conveyed free and clear of all Liabilities and Liens, except the Assumed Liabilities.
(b)	Notwithstanding the foregoing, the Assets shall not include (i) the certificate
of formation, arrangements with registered agents relating to foreign qualifications, taxpayer and other
identification numbers, seals, minute books or other documents relating to the organization, maintenance,
and existence of the Seller as a limited liability company or (ii) any of the rights of the Seller under this
Agreement or any other Contract executed by the Seller in connection with this
Agreement (the "Excluded Assets").
2.2.	Consideration; Payment; Allocations.
(a)	The consideration for the Assets (the "Purchase Price") will be
US$2,500,000 consisting of the following:
(i)	a number of shares of Grand Preferred Stock (the "Grand Shares") having a stated value of US$1,000,000, the terms and rights of the Grand Shares are set forth in the Certificate of Designation, in the form of Exhibit A; and
(ii)	the issuance by the Buyer to the Seller of an Interest Bearing
Subordinated
Promissory Note, in the form of Exhibit B (the "Secured Note"), in the aggregate principal amount of US$1,500,000, which shall bear interest at the rate of 5.76%
per annum from Closing through June 1, 1999.  Thereafter, the Secured Note shall bear interest at a rate of 9.76% per annum until
delivery by Buyer of the First Payment.  Interest on the unpaid principal of the
Note shall be reduced to 5.76% per annum upon delivery of the First Payment by
Buyer.  Interest shall be payable quarterly for receipt on or before the first day of the
month after the end of each calendar quarter, commencing April 1, 1999.  The
Secured Note shall be secured by a pledge of 375,000
shares of Grand Common Stock pursuant to a Stock Pledge Agreement in the form of
Exhibit C.
(b)	The Purchase Price shall be paid as follows:
(i)	At the Closing, the Buyer shall deliver the Secured Note to the Seller.  The
Secured Note shall be paid in three equal installments.  The initial installment of US$500,000 (the "First Payment") on the Secured Note shall be due and payable upon receipt by the by Buyer or its Affiliates or licensees, subsidiaries, transferees, agents or any other member of the Grand Group of a minimum of an aggregate total of US$3,000,000 in orders for goods or products acquired or derived from Seller's Assets (the "Goods").  The second installment of
US$500,000
shall be due and payable on the six month anniversary of the First Payment.  The third and final installment of US$500,000 shall be due and payable on the nine month anniversary of the First Payment.
(ii)	At the Closing, Grand shall deliver the certificate representing
US$1,000,000
in value of the Grand Shares to the Seller.
(c)	The Purchase Price shall be allocated in accordance with a schedule prepared by the Buyer on a reasonable basis in accordance with the requirements of the
Internal Revenue Code of 1986, as amended (the "Code"), and the regulations promulgated thereunder and approved by the Seller, which
approval shall not be unreasonably withheld or delayed.  The Buyer and the
Seller
shall prepare their respective foreign, federal, state and local Tax returns in a manner consistent with such allocation.  Within
thirty (30) days of the Closing, Buyer will prepare an allocation of the
Purchase
Price among the Assets.
Seller agrees to report this transaction for all purposes consistent with such allocation, including the filing
of Form 8594, which shall be filed shortly thereafter.
2.3.	Instruments of Conveyance and Transfer.
At the Closing, the Seller shall deliver to the Buyer (i) the instruments of transfer listed in Article
VII and such other good and sufficient instruments of conveyance and transfer, in form reasonably
satisfactory to the Buyer and Grand as shall be effective to vest in the Buyer all right, title and interest in
the Assets, subject to no Liens, and (ii) originals of all of the Contracts, books, records and other data
relating to the Assets and, simultaneously with such delivery, shall deliver to the Buyer actual possession
and control of the Assets.
2.4.	Assumption of Certain Obligations; Excluded Liabilities.
(a)	Upon the terms and subject to the conditions of this Agreement, on the
Closing
Date, the Buyer shall assume, pay, perform and discharge the following
Liabilities
 of the Seller (the "Assumed Liabilities"):
(1)	The Liabilities of Seller set forth on Schedule 2.4(a) other than any
Excluded
Liabilities; and
(2)	all obligations of Seller under the Contracts (i) to furnish goods and services
to another Person after the Closing or (ii) to pay for goods or services that another Person will
furnish to it after the Closing.
(b)	The Buyer shall not be obligated with respect to any of the Assumed
Liabilities
except to the extent that it constitutes a valid and legally enforceable claim against the Seller.  Buyer shall
indemnify Seller against any claim or demand for payment of the Assumed
Liabilities
as provided in Article IX.  Except for the Assumed Liabilities and as otherwise specifically provided for in this Agreement, the
Buyer is not assuming any other Liabilities of Seller (the "Excluded
Liabilities").
2.5.	Assignment of Contracts.  Anything in this Agreement to the contrary notwithstanding, this Agreement shall not constitute an agreement to assign any
Contracts, or any benefit arising thereunder
or resulting therefrom, if an attempted assignment thereof, without the consent of a third Person thereto,
would constitute a material breach thereof or in any way materially affect the rights of the Buyer or the
Seller thereunder.  If such consent is not obtained, or if an attempted assignment
thereof would be ineffec-
tive or would materially affect the rights of the Buyer or the Seller, the
Seller
shall cooperate with the
Buyer in any arrangement designed to provide for the Buyer enjoyment of the benefits under any such
Contracts, including, without limitation, enforcement for the benefit of the
Buyer
of any and all rights of
the Seller under such Contracts.
2.6.	Further Assurances.  From time to time after the Closing, the Seller shall execute and
deliver such other instruments of transfer and documents related thereto and take
such other action as the
Buyer may reasonably request in order to more effectively transfer to the
Buyer,
and to place the Buyer in
possession and control of, the Assets, or to enable the Buyer to exercise and enjoy all rights and benefits of
the Seller with respect thereto.  The Buyer shall take such actions as the
Seller
may reasonably request in
order to assure the Buyer's assumption of the Assumed Liabilities.
2.7.	Future Discovery of Assets.
(a)	If, at any time following the Closing Date, the Seller locates or discovers any Assets,
other than Excluded Assets, that were not transferred to the Buyer on the
Closing
Date, the Seller and
Nissim agree to promptly notify the Buyer of such location or discovery and to take all such action necessary to deliver actual possession and control of such
Assets as provided in Section 2.6.
(b)	Seller and Buyer each agree to use their respective commercially reasonable best efforts to take or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective as promptly as practicable, the transactions contemplated
by this Agreement and to cooperate with the other in connection with the foregoing,
including using its
best efforts (i) to obtain all necessary waivers, consents and approvals from other parties to contracts and
lease assignments, (ii) to obtain all consents, approvals and authorizations that are required to be obtained
under any law, (iii) to lift or rescind any order adversely affecting the ability of the parties hereto to consummate the asset purchase, (iv) to effect all necessary registrations, filings
and submissions of
information required or requested by governmental authorities, and (v) to fulfill
all conditions to this Agreement.  Seller and Buyer further covenant and agree to use their respective
reasonable best efforts to
prevent the entry, enactment or promulgation of any pending order or law that would adversely effect the
ability of the parties to consummate the transactions contemplated by this
Agreement.

ARTICLE III.

CLOSING
The closing (the "Closing") of the transactions contemplated hereby shall be held at the offices of
Piper & Marbury L.L.P., 1251 Avenue of the Americas, New York, New York 10020,
 at 10:00 A.M.,
local time, on December 30, 1998 or within five (5) days after the conditions contained in Article VII have been satisfied or waived or at such other place and time as may be agreed upon by the parties hereto. The time and date of the Closing is referred to herein as the "Closing Date". At the Closing, in addition to the sale and transfer of the Assets, there shall be delivered by the parties hereto such certificates, opinions and other documents as are specified in article VII hereof.
ARTICLE IV.

REPRESENTATIONS AND WARRANTIES OF THE SELLER AND NISSIM
The Seller and Nissim represent and warrant to, and agree with, the Buyer and
Grand as follows:
4.1.	Organization.
(a)	The Seller is a limited liability company duly formed, validly existing and in good standing under the laws of the State of Connecticut.  The Seller has all requisite power and authority to own, lease and operate its properties and to carry on its business as now being conducted.  The Seller is duly qualified to do business and is in good standing as a foreign limited liability company in the jurisdictions set forth on Schedule 4.1, which jurisdictions constitute the only jurisdictions in which the property owned, leased or operated by Seller or the nature of the business conducted by it makes such
qualification necessary.  The Seller has heretofore delivered to Buyer true, accurate and complete copies of
the Articles of Organization and Operating Agreement of Seller as in effect on the date hereof and minutes
of all meetings of the members of the Seller held through and including the date of this Agreement.  The
Seller is not in violation of any of the provisions of its Articles of
Organization
or Operating Agreement.
(b)	The Seller does not have any subsidiaries or Affiliated entities and does not
otherwise own any shares of stock or any interest in, or control, any other
Person.
4.2.	Capitalization.  All of the issued and outstanding membership interests of the Seller are
owned beneficially and of record by Nissim free and clear of all liens, claims, pledges or other
encumbrances of any kind.  As the case may be, all issued and outstanding membership interests of the Seller are duly authorized, validly issued, fully paid,
nonassessable and free of preemptive rights and any Liens.  There are no other convertible securities, options, warrants, subscription calls or other rights or agreements, arrangements or commitments obligating the Seller to issue, transfer or sell any securities of
the Seller.  None of such issued and outstanding membership interests are the subject of any voting trust
agreement or other agreement relating to the voting thereof or restricting in any way the sale or transfer thereof.
4.3.	Authority Relative to this Agreement.  The Seller has full power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby.  The execution and delivery of this Agreement and the
consummation of the transactions contemplated hereby have been duly and validly authorized by the sole member of the Seller.  No other proceedings on the part of Seller are
necessary to authorize this Agreement or to consummate the transactions contemplated hereby.  This Agreement has been duly and validly executed and delivered by the Seller and Nissim and constitutes the
valid and binding agreement of Seller and Nissim, enforceable against each of them in accordance with its terms.
4.4.	No Conflict; Required Filings and Consents.
(a)	The execution and delivery of this Agreement by the Seller and Nissim, as the
case may be, does not, and the consummation of the transactions contemplated hereby will not, (i) conflict with
or violate any law, regulation, court order, judgment or decree applicable to
Seller or by which the Assets
are bound or affected, (ii) violate or conflict with the Articles of
Organization of the Seller, or (iii) result in
any breach of or constitute a default (or an event which with notice or lapse of time or both would become
a default) under, or give to others any rights of termination or cancellation of
, or result in the creation of a Lien on any of the Assets pursuant to any
 Contract, permit, license or franchise to which Seller, Nissim or any of the Assets is bound or affected, except for conflicts, violations, breaches or defaults which, in the
aggregate, would not have a Material Adverse Effect on Seller, Nissim or the
Assets.
(b)	The Seller is not required to submit any notice, report or other filing with any governmental authority, domestic or foreign, in connection with the execution,delivery or performance of this Agreement.  No waiver, consent, approval or
authorization of any Person or any governmental or
regulatory authority, domestic or foreign, is required to be obtained or made by
Seller in connection with
the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby.
4.5.	Balance Sheet; No Undisclosed Liabilities.
(a)	The Seller has previously delivered to the Buyer and Grand, and Schedule
4.5(a)
contains the trial balance sheet of the Seller as of July 31, 1998 (the
"Balance Sheet").  Except as described
in Schedule 4.5(a), the Balance Sheet (x) was prepared in accordance with GAAP applied on a consistent basis, (y) is in accordance with the books and records of
the Seller and (z) present fairly the financial
position and results of operations of the Seller at the dates and for the periods
to which it relates.  Except as described in Schedule 4.5(a), the Seller has maintained its books of account in accordance with GAAP
applied on a consistent basis, and such books and records are, and during the periods covered by the
Balance Sheet were, correct and complete in all material respects, fairly and accurately reflect and reflected
the income, expenses, Assets and Liabilities of the Seller and provide and provided a fair and accurate basis
for the preparation of the Balance Sheet of the Seller.
(b)	To the best of Seller's knowledge, except as disclosed in Schedule 2.4(a) or incurred in the ordinary course of business since July 31, 1998 (the "Balance
 Sheet Date"), (i) the Seller has no liabilities or obligations material to its business or condition (financial or otherwise), whether accrued, absolute, contingent or otherwise and (ii) the Seller owns the properties and assets reflected in the Balance
Sheet free and clear of any liens, charges, pledges, security interests or other encumbrances, other than
those which could not reasonably be expected, individually or in the aggregate, to have a Material Adverse
Effect on the business, assets or financial condition of the Seller taken as a whole.
4.6.	Absence of Certain Changes.  Except as set forth on Schedule 4.6, Since
July 31, 1998
the business of the Seller has been conducted only in the ordinary course consistent with past practice, and
there have not been any events, changes or developments that have had or could reasonably be expected,
individually or in the aggregate, to have a Material Adverse Effect on the business, assets or financial
condition of the Seller or materially impair the consummation of the transactions contemplated hereby or
Buyer's ability thereafter to operate the business of the Seller.
4.7.	Entire Business; Certain Affiliate Transactions.  Except as set forth in
Schedule 4.7, no
portion of the business of the Seller is conducted by Nissim or any member, manager, officer or employee
of the Seller or their respective Affiliates and all of the Assets necessary for or used by the Seller in the
conduct of the Seller's business as presently conducted are owned by the Seller.
Except as set forth in Schedule 4.7, all such Assets are exclusively owned or leased and used by the Seller and not by Nissim or
any manager, member, officer or employee of the Seller or their respective
Affiliates.  Schedule 4.7 lists all
Contracts between the Seller, on the one hand, and its officers, managers or employees and their respective
Affiliates, on the other hand.
4.8.	Litigation; Product Liability.
(a)	No investigation or review by any governmental entity or regulatory body, foreign or domestic, with respect to the Seller is pending or, to the knowledge of the Seller or Nissim, threatened
against the Seller or Nissim, and no governmental entity or regulatory body has advised the Seller or
Nissim of an intention to conduct the same.  Except as set forth in Schedule 4.8 there is no claim, action,
suit, investigation or proceeding pending or, to the knowledge of the Seller or
Nissim, threatened against
or affecting the Seller at law or in equity or before any federal, state, municipal or other governmental
entity or regulatory body, or which challenges the validity of this Agreement or any action taken or to be
taken by the Seller pursuant to this Agreement.  As of the date hereof, the
Seller is not subject to, nor is
there in existence, any outstanding judgment, award, order, writ, injunction or decree of any court,
governmental entity or regulatory body relating to Seller.
(b)	The Seller does not have any Liability (and there is no basis for any present or future
action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against either of them
giving rise to any Liability) arising out of any injury to individuals or property as a result of the ownership,
possession, or use of any product manufactured, sold, leased, licensed or delivered by the Seller not
covered within the liability limitations of the Seller's insurance policies currently in force and effect.
4.9.	Compliance With Law; Environmental Matters.
(a)	The Seller is not in violation of any applicable statute, rule, regulation, decree or order of any governmental entity applicable to it.  Without limiting the foregoing, (i) the business of Seller
is being conducted in compliance with applicable Environmental, Health and
Safety Requirements and (ii)
there has been no material release at any location of any hazardous substance generated by Seller or, to the
knowledge of the Seller and Nissim, any other Person. Seller holds all licenses, permits and authorizations
necessary for the conduct of its business as presently conducted.
(b)	Seller has not installed or operated and, to the best of the Seller's and
Nissim's knowledge, none of the following exists at any property or facility owned or operated by the Seller: (i)
underground storage tanks, (ii) asbestos-containing material in any form or condition, (iii) materials or
equipment containing polychlorinated biphenyls or (iv) landfills, surface impoundments or disposal areas.
(c)	Except as set forth on Schedule 4.9, neither the Seller nor to the best of
Seller's or
Nissim's knowledge, its predecessors has treated, stored, disposed of, arranged for or permitted the
disposal of, or transported, handled, or released any substance, including without limitation any hazardous
substance, or owned or operated any property or facility (and no such property or facility is contaminated
by any such substance) in a manner that has given or would give rise to
Liabilities, including any Liability
for response costs, corrective action costs, personal injury, property damage, natural resources damages or
attorney fees, pursuant to the Comprehensive Environmental Response,Compensation
and Liability Act of
1980, as amended ("CERCLA"), the Solid Waste Disposal Act, as amended ("SWDA")
or any other Environmental, Health and Safety Requirements.
(d)	No facts, events or conditions relating to the past or present facilities, properties or operations of the Seller or to the best of Seller's and Nissim's knowledge its predecessors, will prevent,
hinder or limit continued compliance with Environmental, Health and Safety
Requirements, give rise to any
investigatory, remedial or corrective obligations pursuant to Environmental,
Health and Safety
Requirements, or give rise to any other Liabilities pursuant to Environmental,
Health, and Safety Requirements.
4.10.	Contracts.  Seller has heretofore furnished to Buyer and Grand a complete and correct list
of all Contracts, written or oral, to which Seller is a party or by which it or any of its properties or Assets
are bound.  Seller has delivered or made available to Buyer and Grand complete and correct copies of all
Contracts.  Except as set forth on Schedule 4.10, all such Contracts are in full force and effect, all parties
thereto have performed all obligations required to be performed by them to date and no parties are in
default in any material respect thereunder.  No written claim of default by any party has been made or is
now pending under any such Contract, and, to the best of Seller's and Nissim's knowledge, no event has
occurred and is continuing that with notice or the passing of time or both would constitute a material
default thereunder or would excuse performance by any party thereto.  No such
Contract could reasonably
be expected, individually or in the aggregate, to have a Material Adverse Effect on the business, assets or
financial condition of the Seller.
4.11.	Tax Matters.  The Seller has timely filed all federal, state, local, foreign and other Tax
returns and reports required to be filed by it for all taxable periods ending on or before the date hereof, and
all such returns and reports (including any accompanying schedules or materials)
were and are true,
complete and correct in all respects.  All federal, state, local and foreign taxes including, without limitation,
income, unincorporated business, gross receipts, franchise, profits, property, capital, intangibles, employ-
ment, payroll, sales, use, occupation, excise or other taxes, fees, stamp taxes, duties, penalties, assess-
ments, governmental charges or other payments for all periods up to and including the date hereof have
been duly paid, withheld in accordance with law or have been adequately reserved for and will be paid
when due.  The Seller has not executed or filed with the Internal Revenue
Service or any other taxing
authority any agreement or other document extending or having the effect of extending the period for
assessment or collection of any Taxes, other than an extension which was timely made and the returns
timely filed upon the expiration of the applicable extension.  The Seller has not executed or entered into a
closing agreement pursuant to Section 7121 of the Code or any similar provision of state, local or foreign
law.  There are no Tax audits or investigations pending with respect to the
Seller, and the Seller has not
received any notice of the commencement of any such audit or investigation.
There is no Tax deficiency proposed against the Seller, and neither the Seller nor Nissim has received any notice from any taxing
authority in connection with such Seller's returns or reports, except as set forth in Schedule 4.11.  There
are no Tax Liens (other than for Taxes not yet due and payable) imposed by any federal, state, local or
foreign authority outstanding against any of the Assets of the Seller.  No
Person currently holds, with respect to Tax returns filed, powers of attorney from the Seller, except as specified in Schedule 4.11.
None of the Assets is pursuant to "tax-exempt use property" within the meaning of Section 168(h) of the
Code.  Treas. Reg. Section 301.7701-3(b)(1)(i), Seller is properly treated, for
Federal tax purposes, as a
disregarded entity, and neither Seller nor Nissim has taken any action inconsistent with such characterization.
4.12.	Real and Personal Property.
(a)	The Seller does not own any real property.  Schedule 4.12(a) lists and describes briefly all real property leased or subleased to the Seller.  The
Seller has delivered to the Buyer and Grand correct and complete copies of the leases and subleases listed in Schedule 4.12(b).
(b)	The Seller has good and marketable title to, or valid leasehold interests in all other Assets used or held for use in the conduct of its business, including without limitation, the Assets reflected
on the Balance Sheet or acquired after the date thereof (other than those which have been disposed of in
the ordinary course of business since such date), free and clear of any Liens.
All of the Assets owned or
leased by the Seller are in all material respects in good condition and repair, ordinary wear and tear
excepted, and well maintained.  There are no material capital expenditures currently contemplated or necessary to maintain the current business of the
Seller.
4.13.	Intellectual Property.
(a)	The Seller owns, or has the right to use pursuant to license, sublicense, agreement, or permission, all Intellectual Property necessary for the operation of the business of the Seller and as proposed to be conducted.
Each item of Intellectual Property owned or used by the Seller immediately prior to the Closing hereunder will be owned or available for use by the Buyer on identical terms and conditions immediately subsequent to the Closing hereunder.
The Seller has taken all necessary action to maintain and protect each item of
Intellectual Property that it owns or uses.
(b)	The Seller has not interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of third parties in the United States, and all other
jurisdictions in which the Seller has patents issued or pending as more particularly set forth on Schedule
4.13 and, to the knowledge of the Seller and Nissim, the Seller has never received any charge, complaint,
claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation
(including any claim that the Seller must license or refrain from using any
Intellectual Property rights of any
third party).  Except as set forth on Schedule 4.13(b), to the knowledge of the
Seller and Nissim, no third
party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with any
Intellectual Property rights of the Seller. For purposes of this Section 4.13(b)
the term Intellectual Property shall exclude clause (vii) of the definition of
Intellectual Property.
(c)	Schedule 4.13(c) identifies each patent or registration which has been issued to the
Seller with respect to any of its Intellectual Property or to any Affiliate
relating to the business conducted
by the Seller, identifies each pending patent application or application for registration which the Seller or
any Affiliate of the Seller has made with respect to any of its Intellectual
Property, and identifies each
license, agreement, or other permission which the Seller has granted to any third party with respect to any of its Intellectual Property.  The Seller has delivered to Grand correct and complete copies of all such
patents or  registrations (as amended to date) and has made available to Grand correct and complete copies
of all other written documentation evidencing ownership and prosecution (if applicable) of each such item.
Schedule 4.13(c) also identifies each copyright, trademark and trade name or unregistered copyright,
trademark and trade name used by the Seller in connection with any of its businesses and whether such
copyright, trademark or trade name has been registered with any governmental or regulatory body,
domestic or foreign. With respect to each item of Intellectual Property identified in Schedule 4.13(c):
(i)	the Seller possess all right, title, and interest in and to the item, free and clear
of any Lien, license or other restriction;
(ii)	the item is not subject to any outstanding injunction, judgment, order, decree, ruling or charge;
(iii)	no action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand is pending or, to the knowledge of the Seller, is threatened which challenges the legality,
validity, enforceability, use or ownership of the item; and
(iv)	Except as set forth on Schedule 4.13(c)(iv), the Seller has never agreed to indemnify any Person for or against any interference, infringement, misappropriation or other conflict with respect to the item;
(d)	Schedule 4.13(d) identifies each item of Intellectual Property that any
Person owns and that the Seller uses pursuant to license, sublicense, agreement or permission. The Seller has delivered
to the Buyer and Grand correct and complete copies of all such licenses, sublicenses, agreements, and
permissions (as amended to date). With respect to each item of Intellectual
Property required to be
identified in Schedule 4.13(d):
(i)	the license, sublicense, agreement, or permission covering the item is legal valid, binding, enforceable and in full force and effect;
(ii)	the license, sublicense, agreement or permission will continue to be legal, valid, binding, enforceable and in full force and effect on identical terms following the consummation of the transactions contemplated hereby;
(iii)	no party to the license, sublicense, agreement, or permission is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or
default or permit termination, modification or acceleration thereunder;
(iv)	no party to the license, sublicense, agreement or permission has repudiated any provision thereof;
(v)	with respect to each sublicense, the representations and warranties set forth
in subsections (i) through (iv) above are true and correct with respect to the underlying license;
(vi)	the underlying item of Intellectual Property is not subject to any outstanding injunction, judgment, order, decree, ruling or charge;
(vii)	no action, suit, proceeding, hearing, investigation, charge, complaint, claim
or demand is pending or, to the knowledge of the Seller or Nissim, threatened which challenges the
legality, validity or enforceability of the underlying item of Intellectual
Property; and
(viii)	the Seller has not granted any sublicense or similar right with respect to any such license, sublicense, agreement or permission.
(e)	To the knowledge of the Seller and Nissim, Seller will not interfere with, infringe upon, misappropriate, or otherwise come into conflict with, any
Intellectual Property rights of third parties
as a result of the continued operation of its business as presently conducted and as presently proposed to be conducted.
4.14.	Employee Compensation.  Schedule 4.14 contains a true and complete list of all Persons
employed by the Seller and all agents and consultants engaged by the Seller as of the date hereof, together
with a statement as to the full amount of compensation or commissions paid or payable to, or on behalf of,
each such Person for services rendered during the fiscal year ended December 31,
1997 and the current
aggregate base salary rate, commission rate or fee schedule for each such
Person.
On the Closing Date,
other than Liabilities incurred in the ordinary course of business consistent with historical payments by the
Seller, the Seller will not have any outstanding Liability for payment of wages, commissions, vacation pay
(whether accrued or otherwise), salaries, fees, bonuses, reimbursable employee business expenses, pensions, contributions under any employee benefit plans or any other compensation or perquisites, current
or deferred, under any labor, employment or consulting contracts, whether oral or written.  The Seller has not, because of past practices or previous commitments with respect to its employees, consultants or
agents, established any rights on the part of such employees, consultants or agents to receive additional compensation with respect to any period after the
Closing Date, except as and to the extent set forth in
Schedule 4.14.
4.15.	Labor Matters.
(a)	Grand and the Buyer have been provided with true, complete and correct copies of,
and Schedule 4.15 sets forth a complete list of, all employment, severance, termination, consulting, bonus,
profit sharing, percentage compensation, deferred compensation, stock purchase or stock option plans or
other compensation plans, agreements, commitments or arrangements that the
Seller has with all present or
former directors, officers, employees, consultants or agents thereof or any of their Affiliates (the "Benefit
Arrangements").  Except as set forth in Schedule 4.15, the Seller has not taken any action that could be
deemed to trigger, and the consummation of the transactions contemplated hereby will not be deemed to
trigger, any severance benefits under any of such Benefit Arrangements.
(b)	Seller is not a party to, or bound by, any collective bargaining agreement, contract
or other agreement or understanding with a labor union or labor union organization.  There is no unfair labor practice or labor arbitration proceeding pending as to which Seller has received written notice, nor, to the best of Seller's or Nissim's knowledge, is any such proceeding threatened against Seller, except for
such proceedings that could not reasonably be expected, individually or in the aggregate, to have a
Material Adverse Effect on the business, assets or financial condition of the
Seller.
4.16.	Licenses, Permits and Consents; Compliance with Applicable Law.
(a)	The licenses and permits set forth in Schedule 4.16 are the only licenses and permits which individually or in the aggregate are material to the conduct of the business of the Seller or any
employee of Seller by reason of such employee's activities on behalf of Seller under applicable law or by
any governmental entity or regulatory body for the operation of the business of
Seller, and all of such listed
licenses and permits are in full force and effect as of the date hereof and are transferable to the Buyer.  The
Seller has not received notice and, to the knowledge of the Seller and Nissim, there is no reason to believe,
that any appropriate authority intends to cancel or terminate any of such licenses or permits or that valid
grounds for such cancellation or termination currently exist.
(b)	The Seller is not in violation or breach of any, and the business and operations of such Seller comply in all material respects and are being conducted in accordance with, all governing laws,
regulations and ordinances applicable thereto and the Seller is not in violation of or in default under, any
judgment, award, order, writ, injunction or decree of any court, arbitration tribunal, governmental entity or regulatory body.
4.17.	Insurance.  Seller has heretofore furnished to Buyer a complete and correct list of all
insurance policies maintained by or on behalf of the Seller, and has made available to Buyer complete and
correct copies of all such policies, together with all riders and amendments thereto.  Seller has not received
written notice that any such policies are not in full force and effect.  All premiums due thereon have been paid.  To the best of Seller's and Nissim's knowledge, it has complied in all material respects with the provisions of all such policies.  The insurance provided under such policies is and has been adequate, in the
judgment of Seller, to protect its respective asserts and properties.
4.18.	Finder's Fee.  There is no investment banker, broker, finder or other intermediary which has been retained by, or is authorized to act on behalf of, the Seller or its respective Affiliates, if any,  who
might be entitled to any fee or commission from Buyer or Grand or its respective
Affiliates upon the consummation of the transactions contemplated hereby or thereafter, except Akin Bay Company LLC,
which will be compensated by Grand in accordance with a separate agreement.
4.19.	Employee Benefit Plans.  The Seller does not maintain nor is it required to contribute to any Employee Benefit Plan.
4.20.	Inventory, Receivables and Payables.
(a)	The Seller's inventory is in all material respects in good and merchantable condition and usable or salable at not less than cost in the ordinary course of business for the purpose for which it is intended.  The value of all inventory items recorded on the Balance Sheet, including finished goods, work-
in-progress and raw materials, and any reserves therefor, has been and will be determined in accordance
with GAAP.  The present quantities of all inventories are reasonable in the present circumstances of the business of the Seller.
(b)	All receivables of the Seller which are or will be reflected on the Balance
Sheet have arisen or will arise in the ordinary course of business out of bona fide sales and deliveries of goods or other
business transactions.  All receivables of the Seller are reflected properly on its books and records, except
as set forth in Schedule 4.20, are valid receivables subject to no setoffs or counterclaims, are current and
collectible, and will be collected in accordance with their terms at their recorded amounts, subject only to
the reserve for bad debts set forth on the face of the Balance Sheet, which reserve shall be consistent with past practices.
(c)	Except as set forth in Schedule 4.20(c), all accounts payable (including, without limitation, Taxes payable) reflected on the Balance Sheet and all accounts payable of the Seller arising subsequent to the Balance Sheet Date, have been and are being paid in the ordinary course of its business and consistent with past practice.
4.21.	Absence of Certain Business Practices.  To the best of the Seller's and
Nissim's knowledge, neither the Seller, any director, member, manager, officer, employee or agent of the Seller nor
any other Person acting on its or their behalf has, directly or indirectly, within the past five (5) years given
or agreed to give any gift or similar benefit to any customer, supplier, governmental employee or other
Person who is or may be in a position to help or hinder the business of the
Seller or assist the Seller in
connection with any actual or proposed transaction which (i) might subject either of the Seller to any damage or penalty in any civil, criminal or governmental litigation or proceeding, (ii) might have had a
Material Adverse Effect on the Seller if not given in the past or (iii) might materially adversely affect the
condition (financial or otherwise), business, Assets, Liabilities, operations or prospects of the Seller or
which might subject the Seller to suit or penalty in any private or governmental litigation or proceeding if not continued in the future.
4.22.	Suppliers and Customers.
(a)	Schedule 4.22 sets forth a list of the names of any suppliers of significant materials
or services with respect to the business and operations of the Seller, indicating the contractual
arrangements for continued supply from each such supplier.  Except as set forth on Schedule 4.22(a), the
Seller and Nissim have no knowledge or information or reason to believe that any of such suppliers has
ceased, or intends to cease, to sell goods or services to the Seller or has substantially reduced, or intends to
substantially reduce, the sale of such goods or services either as a result of the transactions contemplated
by this Agreement or otherwise or intends to sell such goods and services other than on terms and condi-
tions similar to those imposed on prior sales to the Seller.
(b)	Except as set forth on Schedule 4.22(b), neither the Seller nor Nissim has any
knowledge that any of such customers has ceased, or intends to cease, to purchase goods from the Seller
or Buyer, either as a result of the transactions contemplated hereby or otherwise.
4.23.	Product Warranties, Product Return Policies and Service Warranties.
Except as set
forth in Schedule 4.23(a), each product manufactured, sold or delivered by the
 Seller has been in
conformity with all applicable contractual commitments and all express and implied warranties, and the
Seller does not have any Liability for replacement or repair thereof or other damages in connection
therewith.  No product manufactured, sold or delivered by the Seller is subject to any guaranty, warranty,
or other indemnity beyond the applicable standard terms and conditions of sale.
  Schedule 4.23 includes
copies of the standard terms and conditions of sale or lease for the Seller
(containing applicable guaranty,
warranty and indemnity provisions).  Schedule 4.23 hereto also describes all pending and suspected claims
or demands and, to the knowledge of the Seller, threatened claims or demands
, seeking return, replacement
and/or repair of products pursuant to warranties extended by the Seller prior to the date hereof.
4.24.	Forecasts.  All forward looking statements made by the Seller and Nissim
(including, but
not limited to, forecasts and projections of revenues, cash flow, income or losses, capital expenditures, or
other financial items, management plans and objectives for future operations, statements of future
economic performance, and statements of the assumptions underlying or relating to any of the foregoing),
were based upon grounds which, to the best of the knowledge of the Seller and
Nissim, were reasonable
when made and were disclosed to Buyer and Grand in good faith.
4.25.	Unimpaired Operation.  Assuming the receipt of all consents and approvals required for
the transfer of the Assets, upon consummation of the transactions contemplated hereby, the Seller will have
sold, assigned, transferred and conveyed to Buyer all of the Assets used in, held for use by or related to its
business; and the transfer of the Assets to Buyer pursuant to this Agreement will enable Buyer to operate
the Seller's business in the same manner operated by the Seller immediately prior to the Closing.
4.26.	Securities Law Acknowledgments.  The Seller acknowledges that the Grand
Shares are
being and will be offered and sold to the Seller in reliance on specific exemptions from the registration
requirements of federal and state securities laws.  The Seller and any transferee of the Seller will not sell or
otherwise transfer the Grand Shares without registration under the Securities
Act or an exemption
therefrom, and fully understands and agrees that the Seller or any such transferee must bear the economic
risk of holding the Grand Shares for an indefinite period of time.  Except as provided in Section 6.14, the
Seller is acquiring the Grand Shares for the Seller's own account for investment and not with a view to
resale or distribution except in compliance with the Securities Act.  The Seller is aware that an exemption
from the registration requirements of the Securities Act pursuant to Rule 144 promulgated thereunder is
not presently available; that Grand has no obligation to make available an exemption from the registration
requirements pursuant to such Rule 144 or any successor rule for resale of the
Grand Shares; and that even
if an exemption under Rule 144 were available, Rule 144 permits only routine sales of securities in limited
amounts in accordance with the terms and conditions of such Rule 144.  The
Seller agrees to the placement
of a legend on any certificate or other document evidencing the Grand Shares, stating that they have not
been registered under the Securities Act (and a stop transfer order may be placed with respect thereto).
4.27.	Accuracy of Representations.  The representations and warranties made by the Seller and Nissim in this Agreement, and in any certificate or schedule referenced hereby or attached hereto, do not
contain, and will not contain, any statement which is false or misleading with respect to any material fact
and do not and will not omit to state a material fact required to be stated
herein or therein or necessary in
order to make the statements contained herein or therein not materially false or misleading.  There is no
material fact or condition which could have a Material Adverse Effect on the
Seller which has not been set
forth in this Agreement or described in the Schedules hereto.
ARTICLE V.

REPRESENTATIONS AND WARRANTIES OF GRAND AND BUYER
Grand and the Buyer hereby jointly and severally represent and warrant to Seller as follows:
5.1.	Organization.  Grand and the Buyer each is a corporation duly organized, validly existing
and in good standing under the laws of its jurisdiction of incorporation and has all requisite corporate
power and authority to own, lease and operate its properties and to carry on its business as now being
conducted.   Grand and the Buyer each is duly qualified to do business and is in good standing as a foreign
corporation in each jurisdiction in which the property owned, leased or operated by Grand or the Buyer or
the nature of the business conducted by it makes such qualification necessary.
  Neither Grand nor the
Buyer is in violation of any of the provisions of its Articles of Incorporation or By-Laws.
5.2.	Authority Relative to this Agreement.  Each of Grand and the Buyer has full corporate
power and authority to execute and deliver this Agreement and to consummate the transactions contem-
plated hereby.  The execution and delivery of this Agreement and the consummation of the transactions
contemplated hereby have been duly and validly authorized by the Board of
Directors of Grand and the
Buyer and no other corporate proceedings on the part of Grand or the Buyer are necessary to authorize
this Agreement or to consummate the transactions contemplated hereby.  This
Agreement has been duly
and validly executed and delivered by Grand and the Buyer and constitutes a valid and binding agreement,
enforceable against each of them in accordance with its terms.
5.3.	No Conflict; Required Filings and Consents.
(a)	The execution and delivery of this Agreement by Grand and the Buyer do not,
 and
the consummation of the transactions contemplated hereby will not, (i) conflict with or violate any law,
regulation, court order, judgment or decree applicable to Grand or the Buyer or by which either of its
properties are bound or affected, (ii) violate or conflict with Articles of
 Incorporation or By-Laws of
Grand or the Buyer or (iii) result in any breach of or constitute a default (or an event which with notice or
lapse of time or both would become a default) under, or give to others any right of termination or
cancellation of, or result in the creation of a Lien on any of the properties of
 Grand or the Buyer pursuant
to any Contract to which Grand or the Buyer is a party or by which Grand, the
Buyer or any of their
respective properties is bound or affected.
(b)	Neither Grand nor the Buyer is required to submit any notice, report or other filing
with any governmental entity or regulatory body, domestic or foreign, in connection with the execution,
delivery or performance of this Agreement or the consummation of the transactions contemplated hereby.
No waiver, consent, approval or authorization of any governmental entity or regulatory body, domestic or
foreign, is required to be obtained or made by Grand or the Buyer in connection with its execution,
delivery or performance of this Agreement or the consummation of the transactions contemplated hereby.
5.4.	Finder's Fee.  There is no investment banker, broker, finder or other intermediary which
has been retained by, or is authorized to act on behalf of Buyer or Grand who might be entitled to any fee
or commission from the Seller or Nissim, upon the consummation of the transactions contemplated hereby
or thereafter.  Grand shall compensate Akin Bay Company LLC in accordance with a separate agreement.
5.5.	Accuracy of Representations.  The representations and warranties made by
 Grand and
Buyer in this Agreement, and in any certificate or schedule referenced hereby or attached hereto, do not
contain, and will not contain, any statement which is false or misleading with respect to any material fact
and do not and will not omit to state a material fact required to be stated
 herein or therein or necessary in
order to make the statements contained herein or therein not materially false or misleading.  There is no
material fact or condition which could have a Material Adverse Effect on Grand which has not been set
forth in this Agreement or described in the Schedules hereto.
ARTICLE VI.

COVENANTS
6.1.	Conduct of Business.
(a)	From the date hereof to the Closing Date, the Seller shall conduct its business only
in the ordinary course and in substantially the same manner as heretofore conducted, use its best efforts to
maintain and preserve its business organization intact, retain its present employees so that they will be
available to the Buyer after the Closing Date, maintain its relationships with its customers so that they will
be preserved after the Closing Date and shall not take any action which would result in a breach of any of
the Seller's covenants and agreements set forth herein or cause any of the representations and warranties
set forth in Article IV hereof to be untrue or incorrect or materially change any of the representations or
warranties set forth therein had such representations or warranties been made after the date hereof.
(b)	Buyer intends to use the Assets as part of a ongoing business engaged in the designing, developing, producing, marketing, distributing and selling of puzzles and puzzle related
products to merchandisers.
6.2.	No Solicitation.  The Seller shall not, and shall direct and otherwise use their respective
best efforts to cause their respective officers, managers, partners, financial advisors, counsel, agents and
Affiliates not to, (i) directly or indirectly solicit, encourage or facilitate
 (including by way of furnishing any
non-public information concerning the Seller) the submission of proposals or offers from any Person other
than Grand or their respective Affiliates relating to any acquisition or purchase of all or a material part of
the membership interests or assets of, or any merger, consolidation or business combination with Seller (an
"Acquisition Proposal"), or (ii) participate in any discussions or negotiations regarding, or furnish any
non-public information to any Person other than Grand and their respective representatives in connection
with, any Acquisition Proposal by any Person other than Grand or their respective Affiliates.
6.3.	Access to Information; Confidentiality.
(a)	Between the date of this Agreement and the Closing Date, the Seller shall provide
Grand and Grand's prospective lenders and their respective officers, directors, financial advisors, counsel
and other agents access to all offices of the Seller and to all of their respective books and records, permit
them to make such inspections as they may require and shall cause the Seller's officers, managers and
employees to furnish Grand and their prospective lenders and their respective officers, directors, financial
advisors, counsel and other agents with such financial and operating data and other information with
respect to the business and properties of the Seller as Grand and its prospective lenders and their respective
officers, directors, financial advisors, counsel and other agents may from time to time reasonably request,
and as may be necessary to establish the performance by the Seller of its covenants under this Agreement
and the accuracy of the Seller's and Nissim's representations and warranties herein, and in connection with
their preparation of any filing or submission to any governmental entity or regulatory body.
(b)	Grand and the Buyer, on the one hand, and the Seller and Nissim, on the other hand,
shall hold, and shall use their best efforts to cause their respective officers, directors, partners, prospective
lenders, financial advisors, counsel and other agents to hold, in strict confidence, unless compelled to
disclose by judicial or administrative process, or, in the opinion of their counsel, by other requirements of
law, all documents and information concerning the Seller, the Buyer and Grand, as the case may be,
furnished to the other in connection with the transactions contemplated by this
 Agreement (except to the
extent that such information can be shown to have been (i) in the public domain through no fault of the
Seller, Nissim, the Buyer or Grand or any of their respective Affiliates; or
(ii) later lawfully acquired
without the breach of any other agreement by the Seller, Nissim, the Buyer or
Grand or their respective
officers, directors, partners, financial advisors, counsel and other agents from other sources) and will not
release or disclose such information to any other Person, except its respective officers, directors,
prospective lenders, financial advisors, counsel and other agents in connection with this Agreement.
(c)	Until the later of (i) the expiration of four (4) years from the Closing
(and, if at the
expiration thereof any judicial proceeding is in progress, for such longer period as such judicial proceeding
is in progress) with respect to books and records of the Seller relating to the
 Assets, other than books and
records of the Seller relating to Asset-related Taxes, and (ii) the expiration of the applicable statutes of
limitation, including any extension or waiver thereof, with respect to books and records of the Seller
relating to Asset-related Taxes, the Buyer will retain, and, as the Seller and
Nissim may reasonably request,
permit the Seller and its agents to inspect and copy, all books and records of the Seller that relate to the
period prior to the Closing Date.  No access to books and records shall be required if the Buyer or Grand
shall be prejudiced thereby, including, without limitation, if such access would cause the compromise of a
claim or defense, breach of an agreement respecting confidentiality or loss of a legal privilege.  At any time
after the fourth (4th) anniversary of the Closing Date or, with respect to
Asset-related Tax matters, the
expiration of all applicable statutes of limitation, including any extension or waiver thereof, the Buyer shall
be permitted to destroy the books and records; provided, however, that before destroying any of the books
and records, the Buyer shall give thirty (30) days notice thereof to the Seller and Nissim and give the Seller
and Nissim reasonable opportunity to copy such books and records to be destroyed.
6.4.	Best Efforts.  Subject to the terms and conditions herein provided, the
Seller, Nissim,
Buyer and Grand each agrees to use its respective best efforts to take, or cause to be taken, all action, and
to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations,
including making all required submissions or filings with governmental entities and regulatory bodies, to
consummate and make effective the transactions contemplated by this Agreement.
  If, at any time after the
Closing Date, any further action is necessary or desirable to carry out the purposes of this Agreement, the
parties hereto or their officers, directors or representatives shall take all such necessary action.  The Seller,
Nissim, Buyer and Grand will execute any additional instruments necessary to consummate the transactions
contemplated hereby.
6.5.	Consents.  The Seller shall use its best efforts to obtain, at its expense, all consents,
approvals and waivers of third Persons or governmental entities or regulatory bodies required to transfer the Assets to the Buyer.
6.6.	Public Announcements.  The Seller and Grand will consult with each other before issuing
any press release or otherwise making any public statement with respect to the transactions contemplated
hereby and shall not, except as may be required by law or any listing agreements with any national
securities exchange, issue any such press release or make any such public statement without the approval of the Seller and Grand.
6.7.	Corporate Name.  From and after the Closing Date, the Seller shall forever cease using the
"Ark Foundation" name and other related trademarks, trade names and related copyrights, in any context, manner or operations whatsoever.
6.8.	Continued Effectiveness of Representations and Warranties.  From the date hereof until
the Closing Date, each of the parties shall use their respective best efforts to conduct such parties' affairs in
such a manner so that, except as otherwise contemplated or permitted by this
Agreement, the
representations and warranties contained in Articles IV and V, as the case may be, shall continue to be true
and correct on and as of the Closing Date as if made on the Closing Date and the parties shall promptly
notify the others of any event, condition or circumstance occurring from the date hereof through the
Closing Date that would constitute a violation or breach by such party of any of such representations and warranties.
6.9.	Supplements to Exhibits.  The Seller and Nissim shall deliver to the Buyer and Grand, as
soon as possible after they become aware thereof, but not later than at the
Closing, supplemental
information updating the information set forth in the Schedules, so that such
Schedules supplemented by
such information will be true and correct at the Closing as if then made;
provided that the foregoing shall
not be deemed to permit any transaction not otherwise permitted by this
 Agreement or to constitute a
waiver by Grand or the Buyer of any misrepresentation or breach by the Seller of any agreement, covenant
or warranty made herein.  Each of the parties agree to disclose to the other(s)
any misrepresentation or
breach of any agreement, covenant or warranty of such party when such breach becomes known to the applicable party.
6.10.	Expenses.  Except as otherwise provided herein, whether or not the transactions
contemplated hereby are consummated, all expenses incurred in connection with this Agreement and the
transactions contemplated hereby shall be the obligation of the party incurring such expenses.
6.11.	Discharge of Liabilities.  From and after the Closing Date, the Seller shall promptly and
fully pay and discharge all Liabilities as they become due and payable with respect to the activities of the
Seller, except for the Assumed Liabilities set forth on Schedule 6.11 which the
 Buyer shall fully pay and
discharge within ten (10) days after the Closing.
6.12.	Tax Matters.
(a)	The Seller and Nissim shall cooperate fully with and the Buyer and Grand and shall
make available or cause to be made available to Grand and the Buyer in a timely fashion, such Tax data,
prior Tax returns and filings and other information as may be reasonably required for the preparation by
Grand or the Buyer of any Tax returns, elections, consents or certificates required to be prepared and filed
by Grand or the Buyer or any audit or other examination by any taxing authority, or judicial or
administrative proceeding relating to liability for Taxes.
(b)	Any sales, transfer, use or other Taxes imposed as a result of the sale of the Assets
to the Buyer pursuant to this Agreement shall be paid by the Seller.  At the
Closing, if required, Grand or
the Buyer shall remit to the Seller such properly completed resale exemption certificates and other similar
certificates or instruments as are necessary to claim available exemptions from the payment of sales,
transfer, use or other similar Taxes under applicable law, provided that Grand or the Buyer shall only be
obligated to provide such certificates or the Seller shall have reasonably requested at least 10 days prior to
the Closing.  All recording, Taxes and fees payable as a result of the public recordation of the instruments
of conveyance executed and delivered to Grand and Buyer pursuant to this
Agreement shall be allocated
between the Buyer and the Seller in accordance with the customary practice prevailing in the place where
any such Assets are located.
6.13.	Working Capital.  During the period commencing on the Closing Date and ending on the
first anniversary of the Closing, Grand shall make available to the Buyer not less than US$500,000 in order
to fund the working capital requirements of the Buyer.
6.14.	Transfer of the Grand Shares.  Notwithstanding anything in Section 4.26 to the contrary,
Seller shall be entitled to transfer the Grand Shares unless Seller delivers to
 Grand a legal opinion from
legal counsel, satisfactory to Grand, which states that such may be transferred without registration under
the Securities Act, and further provided, that any transferee(s) agree to make the representations and
warranties set forth in Section 4.26.  In addition, upon the first anniversary of the Closing, the Grand
Shares may be sold in accordance with Rule 144, to the extent that the provisions of Rule 144 are available.
6.15.	Senior Debt.  Grand and Buyer agree that, in connection with the negotiation of any senior
loan agreements, such loan agreements shall permit the Buyer to make the payments under the Secured
Note as long as Grand, the Buyer and their respective Affiliates are in compliance with the covenants set
forth therein or are not otherwise in default thereunder.
6.16.	Seller's Audit.  Until receipt of a minimum of US$3,000,000 in aggregate of orders and
shipments of the Goods, Seller shall be entitled to audit, on a quarterly basis,
 Buyer's and its Affiliates'
books and records with respect to orders and shipments of the Goods (the
"Seller's Audit").  Seller shall
give Buyer forty-five (45) days written notice of its election to conduct the
 Seller's Audit.  For purposes of
Seller's Audit, Seller's accountant shall be provided reasonable access to the books and records relating to
orders and shipments of the Goods.  Seller shall cause Seller's accountant to submit to Buyer as soon as
completed, but in no event later than forty five (45) business days after review of Buyer's books and
records relating to orders and shipment of the Goods, its report with respect to such orders and shipments (the "Seller's Audit Report").
ARTICLE VII.

CONDITIONS TO CONSUMMATION OF THE ACQUISITION
7.1.	Conditions to Obligations of Each Party.  The respective obligations of each party to
effect the transactions contemplated hereby are subject to the satisfaction, at or prior to the Closing, of the
following conditions:
(a)	No statute, rule, regulation, executive order, decree, judgment or injunction shall
have been enacted, entered, promulgated or be in force by any court or governmental authority which
prohibits or restricts the consummation of the transactions contemplated hereby;
 provided, however, that
the parties hereto shall use their best efforts to have any such order, decree or injunction vacated.
(b)	Buyer, Grand, Nissim and the Seller shall have executed and delivered an
Assignment and Assumption Agreement in the form of Exhibit D.
(c)	Nissim shall have executed and delivered that certain Employment Agreement with
the Buyer in the form of Exhibit E hereto.
7.2.	Additional Conditions to Obligations of the Seller.  The obligations of the
 Seller to
effect the transactions contemplated hereby are also subject to the fulfillment of the following conditions:
(a)	The representations and warranties of Grand and the Buyer set forth in this
Agreement shall be true and correct in all material respects on the date hereof and shall also be true and
correct in all material respects on the Closing Date with the same force and effect as if made on and as of
the Closing Date, and Grand and the Buyer shall have performed or complied in all material respects with
all agreements, conditions and covenants required by this Agreement to be performed or complied with by
them on or before the Closing Date.
(b)	Grand shall have executed and delivered to the Seller the Secured Note.
(c)	There shall be no effective injunction, writ or preliminary restraining order of any
nature issued by a court or governmental agency of competent jurisdiction directing that the transaction
provided for herein not be consummated as herein provided.
(d)	Grand shall have granted to Nissim options to purchase 50,000 shares of
 Grand
Common Stock at the Closing Price of Grand Common Stock on the date immediately preceding the
Closing Date.  The form of Stock Option Agreement is attached hereto as Exhibit
 F.
(e)	Grand shall have executed and delivered the Stock Pledge Agreement.
7.3.	Additional Conditions to Obligations of the Buyer and Grand.  The
obligations of the
Buyer and Grand to effect the transactions contemplated hereby are also subject to the following conditions:
(a)	The representations and warranties of the Seller and Nissim contained in this
Agreement shall be true and correct in all material respects on the date hereof and shall also be true and
correct in all material respects on and as at the Closing Date with the same force and effect as if made on
and as of the Closing Date, and the Seller and Nissim shall have performed or complied in all material
respects with all agreements, conditions and covenants required by this
Agreement to be performed or
complied with by them on or before the Closing Date.  Grand and the Buyer shall have received a
certificate of Seller to the foregoing effect.
(b)	The Seller shall have delivered to Grand and the Buyer a certificate of the
 Managing
Member of the Seller, in the form of Exhibit G, certifying to the resolutions or other approval of the
members and managers of the Seller authorizing the transactions contemplated hereby and certifying that
(i) such resolutions or other approvals have not been revoked, suspended or amended and remain in full
force and effect and (ii) this Agreement has been approved and adopted by the members of the Seller.
(c)	The Buyer shall have received from the Seller the following:
(i)	a bill of sale, in the form of Exhibit H; and
(ii)	patent, copyright, trademark and trade name assignments, in the form of
Exhibit I;
(iii)	such other bills of sale, endorsements, title documents, assignments and other good and sufficient instruments of conveyance and assignment, reasonably satisfactory in
form and substance to Grand, Buyer and Piper & Marbury L.L.P., counsel to Grand, as shall be
necessary for Grand to consummate the transactions contemplated hereby; and
(iv)	all other documents that Grand may reasonably request relating to the exis-
tence of the Seller and the authority of the Seller to enter into this Agreement and to consummate
the transactions contemplated hereby.
(d)	All approvals, authorizations, permits and consents required by the Seller to consummate the transactions contemplated hereby and to conduct the Seller's business in the ordinary
course after the Closing shall have been obtained on terms and conditions satisfactory to Grand in its sole
discretion and shall be in full force and effect, and Grand and the Buyer shall have been furnished with
appropriate evidence, reasonably satisfactory to it of the granting of such approvals, authorizations and consents.
(e)	There shall be no effective injunction, writ or preliminary restraining order of any
nature issued by a court or governmental body or regulatory entity of competent jurisdiction directing that
the transactions provided for herein not be consummated as herein provided or which is reasonably likely
to have any Material Adverse Effect on the Seller.
ARTICLE VIII.

SURVIVAL
All statements contained herein or in any certificate, schedule or other document delivered pursuant hereto shall be deemed representations and warranties by the party delivering the same. All representations and warranties shall survive the Closing Date until the first anniversary of the
 Closing; and provided,
further, that if a claim of misrepresentation or breach is made before the expiration of the foregoing time period, such representations and warranties shall survive until the resolution of such claim.
Notwithstanding the foregoing provisions of this Article VIII, the representations and warranties set forth in Section 4.11 (Tax Matters) shall survive until the expiration of all applicable statutes of limitations, and the representations and warranties set forth in Section 4.09 (environmental matters) and 4.13 (intellectual property) shall survive until March 31, 2000. All representations and warranties contained in this
Agreement and in the disclosure schedules or in any certificates or other documents delivered pursuant hereto shall not be deemed to be waived or otherwise affected by any prior knowledge of, or any investigation made by or on behalf of, any party hereto. All covenants and agreements shall survive the consummation of the transactions contemplated hereby.
ARTICLE IX.

INDEMNIFICATION
(a)	Seller and Nissim agree to indemnify and hold harmless Grand, the Buyer and their
respective Affiliates from and against any Liabilities, damages, losses, claims,
 Liens, costs or expenses
(including reasonable attorneys' fees) of any nature (any or all of the foregoing are herein referred to as
"Loss") insofar as a Loss (or actions in respect thereof), whether existing or accruing prior or subsequent
to the Closing Date, arises out of or is based upon (i) any misrepresentation
(or alleged misrepresentation)
or breach (or alleged breach) of any of the warranties, covenants or agreements made by the Seller or
Nissim in this Agreement or in any certificate, Schedule, document or Exhibit referenced hereby or
attached hereto, (ii) the ownership, use or operation by Seller of its Assets or the conduct of its business on
or prior to the Closing Date, (iii) the Liabilities not expressly assumed by
Grand pursuant to this Agree-
ment, including the Excluded Liabilities, or (iv) any court or other governmental order or decree that the
transfer of the Assets shall be rescinded as a result of, or pursuant to, the insolvency, bankruptcy,
reorganization or similar event with respect to the Seller arising out of or relating to any action, suit or
proceeding brought under the United States Bankruptcy Code, or any Tax statute or law or any other
similar provisions of federal, state or common law.
(b)	Grand and the Buyer hereby jointly and severally agree to indemnify and hold harmless the Seller and Nissim from and against any Liabilities, damages, losses, claims, Liens, costs or
expenses (including reasonable attorneys' fees) of any nature insofar as a loss
(or actions in respect
thereof), whether existing or accruing prior or subsequent to the Closing Date
(any and all of the foregoing
are herein referred to as "Loss"), arises out of or is based upon (i) any misrepresentation (or alleged
misrepresentation) or breach (or alleged breach) of any of the warranties, covenants or agreements made
by Grand or the Buyer in this Agreement or in any certificate, Schedule, document or Exhibit referenced
hereby or attached hereto, (ii) the ownership, use or operation by Buyer or its assignees of its Assets or the
conduct of Buyer's or its assignees' business after the Closing Date, (iii) the
 Liabilities expressly assumed
by Buyer pursuant to this Agreement, or (iv) any court or other governmental order or decree that the
transfer of the Assets shall be rescinded as a result of, or pursuant to, the insolvency, bankruptcy,
reorganization or similar event with respect to the Buyer or Grand arising out of or relating to any action,
suit or proceeding brought under the United States Bankruptcy Code, or any Tax statute or law or any
other similar provisions of federal, state or common law.
(c)	If any indemnified party receives notice of the assertion of any third-party claim with
respect to which an indemnifying party is obligated under this Agreement to provide indemnification, such
indemnified party shall give such indemnifying party written notice thereof
(together with a copy of such
third-party claim, process or other legal pleading) promptly after becoming aware of such third-party claim,
provided, however, that the failure of any indemnified party to give notice as provided in this Article IX
shall not relieve any indemnifying party of its obligations under this
Article IX, except to the extent that
such indemnifying party is actually prejudiced by such failure to give notice.
 Such notice shall describe
such third-party claim in reasonable detail.
(d)	An indemnifying party, at such indemnifying party's own expense and through counsel chosen by such indemnifying party (which counsel shall be reasonably acceptable to the
indemnified party), may elect to defend any third-party claim.  If an indemnifying party elects to defend a
third-party claim, then, within ten (10) business days after receiving notice of such third-party claim (or
sooner, if the nature of such third-party claim so requires), such indemnifying party shall notify the
indemnified party of its intent to do so, and such indemnified party shall cooperate in the defense of such
third-party claim (and pending such notice and assumption of defense, an indemnified party may take such
steps to defend against such third-party claim as, in such indemnifying party's good faith judgment, is
appropriate to protect its interests).  Such indemnifying party shall pay such indemnifying party's
reasonable out-of-pocket expenses incurred in connection with such cooperation.
 Such indemnifying party
shall keep the indemnified party reasonably informed as to the status of the defense of such third-party
claim.  After notice from an indemnifying party to an indemnified party of its election to assume the
defense of a third-party claim, such indemnifying party shall not be liable to such indemnified party under
this Article IX for any legal or other expenses subsequently incurred by such indemnified party in
connection with the defense thereof other than those expenses referred to in the preceding sentence;
provided, however that such indemnified party shall have the right to employ one law firm as counsel,
together with a separate local law firm in each applicable jurisdiction
 ("separate counsel"), to represent
such indemnifying party in any action or group of related actions if, in such indemnified party's reasonable
judgment at any time, either a conflict of interest between such indemnified party and such indemnifying
party exists in respect of such claim, or there may be defenses available to such indemnified party which are
different from or in addition to those available to such indemnifying party and the representation of both
parties by the same counsel would be inappropriate, and in that event (i) the reasonable fees and expenses
of such separate counsel shall be paid by such indemnifying party (it being understood, however, that the
indemnifying party shall not be liable for the expenses of more than one separate counsel (excluding local
counsel) with respect to any third-party claim (even if against multiple indemnified parties)), and (ii) each
of such indemnifying party and such indemnified party shall have the right to conduct its own defense in
respect of such claim.  If any indemnifying party elects not to defend against a third-party claim, or fails to
notify an indemnified party of its election as provided in this Article IX within the period of ten (10)
business days described above, the indemnified party may defend, compromise, and settle such third-party
claim and shall be entitled to indemnification hereunder (to the extent permitted hereunder). The indemnifying party shall not, without the prior written consent of the indemnified party, settle or
compromise any third-party claim or consent to the entry of any judgment unless
 (i) there is no finding or
admission of any violation of law or any violation of the rights of any person and no effect on any other
claims that may be made against the indemnified party and (ii) the sole relief provided is monetary damages
that are paid in full by the indemnifying party.
(e)	The phrase "third party claim" means an action by or before any governmental authority or any other claim asserted by a Person other than any party hereto or their Affiliates which gives
rise to a right of indemnification hereunder.
(f)	Amounts payable to Grand or the Buyer pursuant to the indemnification provided in
section (a) of this Article IX shall be paid to Grand or the Buyers first, as a set-off against the Secured Note.
ARTICLE X.

TERMINATION; AMENDMENT; WAIVER
10.1.	Termination.  This Agreement and the transactions contemplated hereby may be
terminated at any time prior to the Closing:
(a)	by mutual written agreement of the Seller, Nissim, Buyer and Grand;
(b)	by Grand and the Buyer, on the one hand, or the Seller and Nissim, on the other
hand, if (i) the transactions contemplated hereby shall violate any non-appealable final order, decree or judgment of any court or governmental entity or regulatory body having competent jurisdiction or (ii) there shall be a statute, rule or regulation which makes the transactions contemplated hereby illegal or otherwise
prohibited; or
(c)	by the Seller and Nissim, on the one hand, and Grand and the Buyer, on the other
hand, in the event the other makes a material misrepresentation or breaches a covenant, agreement or warranty set forth in this Agreement, but such non-misrepresenting or non-breaching party's election to terminate shall not limit, waive or prejudice such party's remedies at law or in equity.
In the event this Agreement is terminated as provided in Section 10.1(a) or (b), this Agreement
shall become void and of no further force and effect and no party hereto shall have any further liability to any other party hereto, except that Sections 4.18, 5.4, 6.2, 6.3, 6.6, 6.10 and
 Article IX shall survive and
continue in full force and effect notwithstanding termination.
10.2.	Amendment.  This Agreement may only be amended by action taken by the
Seller, Nissim,
Buyer and Grand. This Agreement may not be amended except by an instrument in writing signed by or on behalf of the Seller, Nissim, Grand and the Buyer.
10.3.	Extension; Waiver.  At any time prior to the Closing Date, the Seller,
Nissim, the Buyer
and Grand may (i) extend the time for the performance of any of the obligations or other acts of the other;
(ii) waive any inaccuracies in the representations and warranties contained herein or in any document, certificate or writing delivered pursuant hereto or thereto; and (iii) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of any party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed by or on behalf of such party.
ARTICLE XI.

MISCELLANEOUS
11.1.	Entire Agreement; Assignment.  This Agreement, together with all Schedules
 and
Exhibits, constitutes the entire agreement among the parties with respect to the subject matter hereof and
supersedes all other prior agreements and understandings, both written and oral, among the parties or
between any of them with respect to the subject matter hereof other than the Seller's Promissory Note in favor of Grand and the Security Agreement relating thereto, all of which are merged herein. All references to Sections, Exhibits and Schedules shall be deemed references to such parts of this Agreement unless the
text requires otherwise.  This Agreement shall not be assigned by operation of law or otherwise, provided
that the Buyer may assign its rights and obligations to any wholly-owned direct or indirect subsidiary of
Buyer, but no such assignment shall relieve the assigning party of its obligations hereunder if such assignee
does not perform such obligations.
11.2.	Validity; Severability.  The invalidity or unenforceability of any provision of this
Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which
shall remain in full force and effect unless such enforceability causes this Agreement to fail in its essential purpose.
11.3.	Notices.  All notices, requests, claims, demands and other communications hereunder shall
be in writing and shall be given or made as of the date delivered or mailed if delivered in person, by
telecopy, cable, telegram or telex, or by registered or certified mail (postage prepaid, return receipt requested) to the respective parties as follows:
if to Grand or the Buyer:
1710 Route Transcanadienne
Dorval, Quebec H9P 1H7
Canada
Telecopy No. (514) 685-2825
Attention:	Ron Goldenberg
	Executive Vice President and
	Chief Financial Officer
with a copy to:
Piper & Marbury L.L.P.
1251 Avenue of the Americas
New York, NY 10020
Telecopy No. (212) 835-6001
Attention:	Paul J. Pollock, Esq.
if to the Seller :
c/o Ark Foundation LLC
34 Smith Street
Norwalk, CT  06851
Telecopy No. (203) 855-7660
Attention:	Mr. Ofer Nissim
	President
with a copy to:
Trow & Sank, P.C.
30 Oak Street
Stamford, CT  06905
Telecopy No. (203) 356-1383
Attention:	Mark A. Sank, Esq.

or to such other address as the Person to whom notices is given may have previously furnished to the others in writing in the manner set forth above.
11.4.	Governing Law.  This Agreement shall be governed by and construed in accordance with
the laws of the State of New York, without giving effect to applicable principles of conflicts of laws thereof.
11.5.	Descriptive Headings; Table of Contents.  The descriptive headings herein are inserted
for convenience of reference only and are not intended to be part of or to affect the meaning or
interpretation of this Agreement.  The Table of Contents preceding this
Agreement is not a part hereof.
11.6.	Parties in Interest.  This Agreement shall be binding upon and inure solely to the benefit of each party hereto, its successors and assigns.
11.7.	Counterparts.  This Agreement may be executed in two or more counterparts, each of
which shall be deemed to be an original, but all of which shall constitute one and the same agreement.
11.8.	Specific Performance.  Irreparable damage would occur if any of the provisions of this
Agreement were not performed in accordance with the terms hereof, and the parties shall be entitled to
specific performance of the terms hereof, in addition to any other remedy at law or equity.
11.9.	Construction.  Each of the parties has participated jointly in the negotiation and drafting of
this Agreement.  In the event an ambiguity or question of intent or interpretation arises, this Agreement
shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement.
Any reference to any federal, state, local or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise.
The word "including" shall
mean including without limitation. Nothing in the Schedules shall be deemed adequate to disclose an exception to a representation or warranty made herein unless the Schedule identifies the exception with reasonable particularity and describes the relevant facts in reasonable detail. Without limiting the generality of the foregoing, the mere listing (or inclusion of a copy) of a document or other item shall not be deemed
adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty relates to the existence of the document or other item itself).
The parties intend that each
representation, warranty and covenant contained herein shall have independent significance.
11.10.	Consultation with Counsel.  Seller and Nissim each acknowledge that neither has obtained
legal advice from Buyer's or Grand's legal counsel.  Seller and Nissim further acknowledge that each has
obtained independent legal advice prior to signing this Agreement and has either received said independent legal advice.
11.11.	Incorporation of Exhibits and Schedules.  The Exhibits and Schedules
identified in this Agreement are incorporated herein by reference and made a part hereof.

IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed on its
behalf by its officers thereunto duly authorized, or individually, as the case may be, all as of the day and year first above written.
GRAND TOYS INTERNATIONAL, INC.
By:	/s/ Lawrence Bernstein
Lawrence Bernstein
President
GREAT AMERICAN ACQUISITION CORP.
By:	/s/ Lawrence Bernstein
Lawrence Bernstein
President
ARK FOUNDATION LLC
By:	/s/ Ofer Nissim
Ofer Nissim
President




Exhibit 10.12

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN
REGISTERED UNDER THE SECURITIES ACT OF 1933, AS
AMENDED.  THIS SECURITY CANNOT BE SOLD OR OTHERWISE
TRANSFERRED UNLESS THIS SECURITY IS REGISTERED UNDER
THE SECURITIES ACT OF 1933, AS AMENDED, OR THE ISSUER IS
FURNISHED WITH AN ACCEPTABLE OPINION OF COUNSEL THAT
AN EXEMPTION FROM REGISTRATION IS AVAILABLE.
SUBORDINATED PROMISSORY NOTE
January 1, 1999	US$1,500,000
GREAT AMERICAN ACQUISITION CORP., a Delaware corporation (the "Company"), hereby promises to pay to the order of ARK FOUNDATION LLC ("Payee") the principal amount of
US$1,500,000 (the "Principal Amount"), in accordance with the provisions of this
 Subordinated
Promissory Note (this "Note").
By accepting this Note, Payee agrees that this Note shall be subordinated to
Senior Debt of the
Company (as defined in Section 2(a) hereto) upon the terms set forth in
Section 2.
1.	Payment of Principal and Interest on Note.
(a)	Scheduled Payments.  Subject to Section 2 hereof, the Company will repay in full the
Principal Amount of this Note in three equal installments of US$500,000.
 The initial installment of
US$500,000 together with interest thereon and on the unpaid Principal Amount hereof (the "First
Payment") shall be due and payable upon receipt by the Buyer or its Affiliates or licensees, subsidiaries,
transferees, agents or any other member of the Grand Group of an aggregate total of US$3,000,000 in
orders for goods or products acquired or derived from the Payee's Assets (the
"Goods") as provided for in
that certain Asset Purchase Agreement between the Company, Payee, Ofer Nissim and Grand Toys
International, Inc. (the "Purchase Agreement").  The second installment of
US$500,000 shall be due and
payable on the six month anniversary of the First Payment, if any.  The third and final installment of
US$500,000 shall be due and payable on the nine month anniversary of the First
Payment, if any.
(b)	Interest.  Interest on the unpaid Principal Amount of this Note shall be paid so that
Payee receives such amount on or before the first day of the month following the end of each calendar
quarter commencing on April 1, 1999 at the following rate(s):  interest will accrue on the Principal Amount
at a rate of 5.76% per annum from the date hereof through June 1, 1999; after
 June 1, 1999 interest on the
Principal Amount will accrue at a rate of 9.76% per annum until the Company makes the First Payment;
and after the First Payment is made, interest on the Note shall be reduced to
 5.76% per annum until the
payment in full of the Principal Amount.
(c)	Optional Prepayment.  Subject to Section 2 hereof, the Company may at any time
prepay all or any portion of the outstanding Principal Amount of this Note together with interest thereon.
A prepayment of less than all of the outstanding Principal Amount of this Note will be applied against the
Company's obligation to make the repayment of principal at maturity.
(d)	Notice of Prepayment.  The Company will give written notice of its election to prepay
this Note to the Payee in person or by registered or certified mail, return receipt requested, at least 10 days
prior to the date of prepayment.  On the date of prepayment specified in the
Company's notice, the
Company will pay to the Payee, by wire transfer of immediately available funds, the entire outstanding
principal amount being prepaid, together with all accrued interest thereon through the date of prepayment.
(e)	Set-Off Amounts.  Notwithstanding the provisions of Sections 1 (a)-(c), the Company
shall be entitled to a set-off against the payments of the Principal Amount due on this Note any amounts
payable to the Company or Grand in accordance with the indemnification provisions of Article IX of the
Purchase Agreement.  In the event that an indemnification claim is pending but has not been resolved at the
time a payment is otherwise due hereunder, the Company shall be entitled to withhold from such payment
of Principal Amount an amount equal to the amount of such claim together with such amount as the
Company shall determine is reasonably necessary to cover the out-of-pocket expenses to be incurred in
adjudicating such claim.  Once the claim has been adjudicated or settled, after satisfaction of the amounts
payable to the Company or Grand, or it is conclusively determined that the amount of the claim is covered
by insurance, the Company or Grand shall pay the balance of the payment of the
Principal Amount due under the Note to the Payee.
2.	Subordination.  The Company's payment of this Note shall be subject to the following restrictions:
(a)	Anything in this Note to the contrary notwithstanding, the obligations of the Company
in respect of the principal of this Note shall be subordinate and junior in right of payment, to the extent and
in the manner hereinafter set forth, to the Company's Senior Debt.  For purposes of this Agreement, the
"Senior Debt" shall mean (i) the maximum principal amount of the secured indebtedness which any
financial institution or other lender is committed, from time to time, to make or has made available to the
Company pursuant to its loan agreement(s) with the Company (the "Loan
Agreements"), (ii) all interest,
commitment fees, collection fees and audit, servicing and other fees and expenses which may from time to
time be due under the Loan Agreements accrued to the date of payment, regardless of whether proceedings
for collection of the same or other proceedings under Title 11 of the United
States Code have been
commenced, (iii) all reimbursements and other fees and obligations of the
Company to the lenders under
the Loan Agreements and (iv) any deferrals, renewals, extensions or refundings of the Senior Debt and any
indebtedness which refinances the Senior Debt.  For purposes of this Section 2 and Section 4 hereof, the
term "Company" shall mean Grand Toys International, Inc. and its subsidiaries, including the Company.
(b)	In the event of any insolvency or bankruptcy proceedings, and any receivership,
liquidation, reorganization, arrangement, readjustment, composition or other similar proceedings in
connection therewith, relative to the Company, or to its creditors, as such, or to its property, or in the
event of any proceedings for voluntary liquidation, dissolution or other winding-up of the Company,
whether or not involving insolvency or bankruptcy, or in the event of any assignment by the Company for
the benefit of creditors or in the event of any other marshaling of the assets of the Company (collectively
referred to as an "Insolvency Event"), subject to clauses (i) and (ii) of subparagraph 2(e) hereof, the
holders of the Senior Debt shall be entitled to receive payment in full of all
Senior Debt (including interest
thereon accruing after the commencement of any such proceedings) before the
Payee is entitled to receive
any payment on account of principal due upon this Note, and to that end the holders of Senior Debt shall
be entitled to receive for application in payment thereof any payment or distribution of any kind or
character, whether in cash or property or securities, which may be payable or deliverable in any such proceedings in respect of this Note.
(c)	After the occurrence and during the continuance of any payment or financial covenant
default with respect to the Senior Debt which gives the holder of such Senior
Debt the right to accelerate
the maturity of its Senior Debt, including any default which may arise after giving effect to any payment
made or to be made hereunder, no payment of principal will be made on this Note and the holder of this
Note will take no action to recover any such amounts until the earlier of (i)
the date such default has been
remedied or the Senior Debt shall have been discharged or (ii) six months from the occurrence of such default.
(d)	Each holder of Senior Debt may at any time, in their discretion, renew or extend the
time of payment of Senior Debt so held or exercise any of their rights under the
 Senior Debt including,
without limitation, the waiver of defaults thereunder, the release, foreclosure or any other transactions with
respect to collateral, and the amendment of any of the terms or provisions thereof (or any notice
evidencing or creating the same), all without notice to or assent from the
Payee.  No compromise,
alteration, amendment, renewal or other change of, or waiver, consent or other action in respect of any
liability or obligation under or in respect of, any terms, covenants or conditions of the Senior Debt (or any
instrument evidencing or creating the same), whether or not such release is in accordance with the
provisions of the Senior Debt (or any instrument evidencing or creating the same), shall in any way alter or
affect any of the subordination provisions of this Note.
(e)	If, notwithstanding the provisions of this Section 2, any payment or distribution of any
character (whether in cash, securities or other property) or any security, other than securities received by
Payee pursuant to the exercise of rights under that certain Stock Pledge
Agreement of even date herewith
by and between Payee and Grand, shall be received by the Payee in contravention of this Section 2, and
before all the Senior Debt shall have been paid in full, such payment, distribution or security shall be held in
trust for the benefit of, and shall be immediately paid over or delivered or transferred to, the holders of the
Senior Debt, or their duly appointed agents, for application of the payment of all Senior Debt remaining
unpaid, until all of the Senior Debt shall have been paid in full, or such payment has been provided for;
provided:
(i)	no delivery will be made of stock or obligations which are issued by the
Company or any corporation succeeding to the Company or acquiring its property and assets,
pursuant to reorganization proceedings or dissolution or liquidation proceedings or upon any
merger, consolidation, sale, lease, transfer or other disposal, if such stock or obligations are
subordinate and junior at least to the extent provided hereunder to the payment of Senior Debt to
the extent then outstanding and to the payment of any stock or obligations which are issued in
exchange for Senior Debt to the extent then outstanding; and
(ii)	the Payee will (after all principal and interest owing on such Senior Debt has
been paid in full) be subrogated to the rights of the holders of such Senior
Debt to receive
distributions applicable to the Senior Debt to the extent that distributions otherwise payable to the
Payee have been applied to the payment of Senior Debt.
(f)	No holder of Senior Debt shall be prejudiced in its right to enforce the subordination of this Note by any act or failure to act on the part of the
Company.
(g)	The provisions of Section 2 are for the purpose of defining the relative rights of
holders of Senior Debt, on the one hand, and the Payee, on the other hand.  No provision of such Section
will be construed to prevent the Payee from exercising all remedies otherwise available under this Note or
under applicable law upon the occurrence of any Event of Default, subject to the rights of the Payee or
holders of the Senior Debt as set forth above to receive cash, assets, stock or obligations otherwise payable
or deliverable to the Payee.  No provision of such Section will be deemed to subordinate to any extent, any
claim or right of the Payee to any claim against the Company by any creditor or any other Person except to
the extent expressly provided in such Section.  No payments made under the terms of this Note shall be
subject to the provisios of clause (e) of this Section 2 if such payment or distribution is made while the
Company and Grand and their respective Affiliates are in compliance with the covenants set forth in the
documentation defining the Senior Debt or are not otherwise in default thereunder.
3.	Events of Default.
(a)	Definition.  For the purposes of this Note, an "Event of Default" will be deemed to have occurred if:
(i)	the Company fails to pay when due the installment of principal or interest then due and payable on this Note, whether or not such payment is prohibited by paragraph 2
hereof, and such failure has continued for a period of 15 days after the
Company's receipt of written
notice thereof, unless such failure to pay results from a prohibition on such payments by the holders
of Senior Debt pursuant to Paragraph 2 hereof, in which case such failure to pay shall have continued for 90 days;
(ii)	the Company fails to perform or observe any other provision contained in this Note or any material failure to perform any material covenant or obligation set forth in the
Asset Purchase Agreement (as defined below) and such failure continues for a period of 15 days
after the Company' receipt of written notice thereof; provided, however, that if such failure cannot
be cured within 15 days, it shall be extended for a reasonable period of time thereof for so long as
the Company promptly takes steps to cure such default; or
(iii)	the Company makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is
entered adjudicating the Company bankrupt or insolvent or any order for relief with respect to the
Company is entered under the Federal Bankruptcy Code; or the Company petitions or applies to
any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company or of
any substantial part of the assets of the Company, or commences any proceeding or any such
petition or application is filed, or any such proceeding is commenced, against the Company and
either (A) the Company by any act indicates its approval thereof, consents thereto or acquiesces
therein or (B) such petition, application or proceeding is not dismissed within
 90 days.
(b)	Consequences of Events of Default.
(i)	The Payee shall be entitled to exercise its rights under the terms of that certain Stock Pledge Agreement dated the date hereof given by Grand in favor of the Payee;
(ii)	In the event an Event of Default occurs as set forth in Section (3)(a)(i),
Payee shall also be entitled to additional interest, to accrue at a rate of
9.76% per annum, for each
day such Event of Default continues; and
(iii)	The Payee will also have any other rights which such Payee may have pursuant to applicable law.
4.	Amendment and Waiver.  Except as otherwise expressly provided herein, the provisions of
this Note may only be amended by written agreement between the Company and the
 Payee.  Any
amendment or waiver effected in accordance with this paragraph shall be binding upon the Payee at the time and each future Payee.
5.	Cancellation.  After all principal owed on this Note has been paid in full, this Note will be surrendered to the Company for cancellation and will not be reissued.
6.	Place of Payment.  Payments of principal and interest are to be delivered to the Payee at 34 Smith Street, Norwalk, CT  06851 or to such other address or to the attention of such other Person as specified by prior written notice to the
 Company.  At the request of the Payee, all payments of principal and interest on this Note will be made by wire transfer of immediately available funds to an account which the Payee may designate from time to time.
7.	Waiver of Presentment, Demand and Dishonor.  Except as expressly set forth herein, the
Company hereby waives presentment for payment, protest, demand, notice of protest, notice of
nonpayment, notice of intention to accelerate, notice of acceleration, and diligence with respect to this
Note, and waives and renounces all rights to the benefits of any statute of limitations or any moratorium, appraisement, exemption or homestead.
No failure on the part of the Payee hereof to exercise any right or remedy hereunder with respect to
the Company, whether before or after the happening of an Event of Default, shall constitute waiver of any
future Event of Default orof any other Event of Default.  No failure to accelerate the debt of the Company
evidenced hereby by reason of an Event of Default or indulgence granted from time to time shall be
construed to be a waiver of the right to insist upon prompt payment thereafter;
 or shall be deemed to be a
notation of this Note or a reinstatement of such debt evidenced hereby or a waiver of such right of
acceleration or any other right, or be construed so as to preclude the exercise of any right the Payee may
have, whether by the laws of the state governing this Note, by agreement or otherwise; and the Company
hereby expressly waives the benefit of any statute or rule of law or equity that would produce a result contrary to or in conflict with the foregoing.
8.	Usury.  Notwithstanding any provision to the contrary contained in this
Note, or any and all
other instruments or documents executed in connection herewith, the Payee and the Company intend that
the obligations evidenced by this Note conform strictly to the applicable usury laws from time to time in
force.  If, under any circumstances whatsoever, fulfillment of any provisions thereof or any other
document, at the time performance of such provisions shall be due, shall involve transcending the limit of
validity prescribed by law, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity.
9.	Assignment.  	This Note is the Note referred to in the Purchase Agreement and is subject
to the terms and conditions set forth therein.  The Payee shall not sell, assign or transfer the Note (or any
interest therein) except as ma y be expressly permitted by the Purchase
Agreement.  Any such attempted
transfer in violation of this Agreement or the Purchase Agreement shall be void and of no effect.
10.	Terms.  All capitalized terms used but not otherwise in this Note shall have the meaning as
defined in the Purchase Agreement.
11.	Governing Law.  The validity, construction and interpretation of this Note will be governed,
construed, and enforced in accordance with the laws of the State of New York
(without giving effect to principles of conflicts of law).
IN WITNESS WHEREOF, the Company has executed and delivered this Note on the date first
above written.
GREAT AMERICAN ACQUISITION CORP.
By:/s/ Lawrence Bernstein______________
Lawrence Bernstein
President




Exhibit 10.13

STOCK PLEDGE AGREEMENT

THIS STOCK PLEDGE AGREEMENT, dated as of January 1, 1999, is made in favor of ARK
FOUNDATION LLC ("Pledgee"), by GRAND TOYS INTERNATIONAL, INC. ("Pledgor"). The signatories to this Agreement may hereinafter also be referred to jointly as the
 "Parties".

W I T N E S S E T H:
WHEREAS, pursuant to that certain Subordinated Promissory Note dated January 1,
 1999 by
Great American Acquisition Corp. ("Great American") in favor of the Pledgee,
 Great American is indebted
to the Pledgee in the principal amount of $1,500,000 (the "Note");
WHEREAS, Great American is an indirect wholly-owned subsidiary of the Pledgor;
and WHEREAS, the Pledgor has agreed to secure its obligations under the Note with a pledge of 375,000 shares of its common stock.
NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein
contained and for other good and valuable consideration, receipt of which is hereby acknowledged, the
Parties hereto agree as follows:
1.	Definitions.	As used in this Agreement:
	"Collateral" shall mean the Securities (as hereinafter defined) and all additional securities
which Pledgor or any successor in interest to Pledgor (with or without additional consideration) is or
becomes entitled to by virtue of the ownership by such person of any of the
Securities or as the result of
any corporate reorganization, merger, consolidation, stock split, stock dividend, conversion, preemptive
right or otherwise, and the proceeds thereof.
	"Indebtedness" shall mean all obligations, liabilities and debts to
 Pledgee under the Note.
	"Securities" shall mean the 375,000 shares of Common Stock of Grand Toys
International, Inc.
2.	Pledge of Collateral.  To secure payment of the Indebtedness, Pledgor hereby pledges and
deposits with Pledgee the Securities and hereby assigns and grants to Pledgee a valid and perfected first
lien in all of its right, title and interest in and to (i) the Securities and
(ii) all other items of Collateral now
owned or hereafter acquired by Pledgor.  So long as no Event of Default (as defined in Section 6(a) below)
has occurred and is continuing, (A) the Securities shall be and shall remain registered in the name of
Pledgor on the books and records of Pledgee, (B) Pledgor shall have the exclusive right to exercise all
voting and other powers with respect to the Securities, if any, except as otherwise provided herein and (C)
Pledgee shall not take any actions inconsistent with Pledgor's ownership of the
 Securities, except as otherwise provided herein.
3.	Binding Agreement.  This Agreement, when executed and delivered, will constitute the
valid and legally binding obligation of Pledgor, enforceable against Pledgor in accordance with its terms.
4.	Stock Splits, Stock Dividends and Other Distributions.
	(a)	Additional Securities.  Pledgor agrees that in the event that Pledgor, by virtue of its
ownership of the Collateral, becomes, entitled (with or without additional consideration) to other or
additional securities as the result of any corporate reorganization, merger, consolidation, stock split, stock
dividend, conversion or preemptive right or otherwise, or the exercise of any options, warrants or other
rights to purchase shares of Common Stock, Pledgor shall:
		(i)	Delivery.  Permit Pledgee to retain the certificates evidencing the ownership
by Pledgor of such additional securities and agrees if such certificates are delivered to Pledgor, to take
possession thereof in trust for Pledgee;
		(ii)	Assignment Separate from Certificate.  Deliver to Pledgee an assignment
or
stock power with respect to such securities in form and substance satisfactory to Pledgee, in its sole
discretion, executed in blank by Pledgor; and
		(iii)	Additional Documents.  Deliver to Pledgee such other certificates, forms
 and
other instruments as Pledgee may request in connection with such pledge.
	(b)	Additional Collateral.  Pledgor agrees that such additional securities shall constitute
a portion of the Collateral and be subject to this Agreement in the same manner and to the same extent as
the Securities pledged hereby to Pledgee on the date hereof.
5.	Representations and Warranties.
	Pledgor hereby represents and warrants as follows:
	(a)	Pledgor has good and marketable title to the Collateral;
	(b)	None of the Collateral is subject to a pledge, claim, lien, security interest, charge,
option, restriction or other encumbrance except for (i) the security interest created by this Agreement, and
(ii) applicable restrictions on transfer under the Securities Act of 1933, as amended (the "Securities Act"),
and the applicable state securities laws; and
	(c)	Pledgor has full power, authority and legal right to execute and deliver this
Agreement and to pledge the Collateral pursuant to this Agreement.  The pledge of the Collateral by
Pledgor does not contravene any judgment or order of any court or regulatory authority or of any
agreement or instrument to which Pledgor is a party or by which Pledgor or any of its properties is bound
or constitutes a default thereunder.
6.	Default and Remedies.
	(a)	Occurrence.  An Event of Default hereunder shall occur if Pledgor shall fail to
perform or observe any covenant or agreement contained in the Note or this
Agreement, or if a
representation or warranty contained in this Agreement shall be untrue in any material respect, or if
Pledgor fails to pay the Indebtedness when due.
	(b)	Notice.  Upon the occurrence of an Event of Default, Pledgor shall provide immediate written notice to Pledgee stating that an Event of Default of which
Pledgor has, or should
reasonably be expected to have, knowledge has occurred and setting forth all facts and circumstances
relating to such Event of Default.
	(c)	Remedies.  If an Event of Default shall occur and be continuing, Pledgee, at its option, may:
		(i)	Registration.  Cause the Collateral to be registered in its name or in the name of its nominee;
		(ii)	Voting Power.  Exercise all voting powers pertaining to the Collateral and otherwise act with respect thereto as though Pledgee were the owner thereof;
(iii)	Distributions.	  Receive all dividends and all other distributions of any
 kind whatsoever on all or any part of such Collateral;
		(iv)	Collection, Conversion.  Exercise any and all rights of collection, conversion or exchange, and any and all other rights, privileges, options or powers of Pledgor pertaining or relating to
such Collateral;		(v)	Sale of Collateral.  Subject to any applicable state or
federal securities laws,
sell, assign and deliver the whole, or from time to time, any part of the
Collateral at any broker's board or
at any private sale or at public auction, with or without demand for performance or advertisement of the
time or place of sale or adjournment thereof or otherwise, and free from any right of redemption (all of
which hereby expressly are waived by Pledgor) for cash, for credit or for other property, for immediate or
future delivery, and for such price and on such terms as Pledgee in its sole discretion may determine; and
		(vi)	Registration Rights.  In the event that, following an Event of Default, the
Pledgee shall acquire the Collateral to satisfy the obligations hereunder of
Great American under the Note,
Pledgor shall, at the demand of the Pledgee if all of the Securities cannot be freely transferred, promptly file
a Registration Statement under the Securities Act of 1933 (the "Act"), covering the resale of the
Collateral.  The Pledgor shall have no obligation to register the Securities or to maintain the effectiveness
of a registration statement if all of such Securities can be sold pursuant to
Rule 144 promulgated under the Act.
(vii)	Other Remedies.  Exercise any other remedy specifically granted under this
Agreement or any other remedy now or hereafter existing in equity, or at law, by virtue of statute or otherwise.
	With respect to the actions described in each of subsections (ii), (iv) and
(v) above, Pledgor
hereby irrevocably constitutes and appoints Pledgee its proxy and attorney-
in-fact with full power of
substitution and acknowledges that the constitution and appointment of such proxy and attorney-in-fact are
coupled with an interest and are irrevocable.
	(d)	 Pledgee May Bid.  At any sale made pursuant to Section 6(c) above, Pledgee may
bid for and purchase, free from any right of equity or redemption on the part of Pledgor (the same hereby
being waived and released by Pledgor), any part or all of the Collateral that is offered for sale, and Pledgee,
upon compliance with the terms of sale, may hold, retain and dispose of such
Collateral without further accountability therefor.
(e)	Proceeds of Sale.  The proceeds of any sale of the whole or any part of the
Collateral and any other moneys at the time held by Pledgee under the provisions of this Agreement shall
be applied (i) first to the payment of the costs and expenses of such collection, sale or other realization,
including out-of-pocket costs and expenses of Pledgee and the reasonable fees and expenses of its agents
and counsel, and (ii) second, to the payment of the Indebtedness.
	(f)	No Duty of Pledgee.  Pledgee shall not have any duty to exercise any of the rights,
privileges, options or powers or to sell or otherwise realize upon any of the
Collateral, as hereinbefore
authorized, and Pledgee shall not be responsible for any failure to do so or delay in so doing.
	(g)	Effect of Sale.  Any sale of all or any portion of the Collateral pursuant to Section
6(c) above shall operate to divest all right, title and interest of Pledgor to the Collateral which is the subject of any such sale.
	(h)	Notice.  Pledgee shall give not less than ten (10) business days prior written notice
to Pledgor by facsimile or overnight courier of any sale pursuant to this
Section 6 in accordance with the
provisions of Section 9(h) below which Pledgor agrees shall be deemed reasonable notice.  Such notice
shall be deemed to have been given upon the sending of a facsimile with confirmation of transmission or on
the next business day if sent by overnight courier service.
	7.	Pledgee's Obligations, Custodial Agreement, Performance Rights, Pledge Does
 Not
Make Pledgee Shareholder.  Pledgee shall not have any duty to protect, preserve or enforce rights against
the Collateral other than a duty of reasonable custodial care of any such collateral in its possession.
	8.	Termination of Pledge Agreement.  Upon the payment and performance in full of all
of the Indebtedness, Pledgee shall deliver to Pledgor the Collateral in its possession and  this Agreement
thereupon shall terminate and the Securities shall be returned by the Pledgee to the Pledgor.
	9.	Miscellaneous.
	(a)	Exercise of Rights.  Pledgor unconditionally agrees that if an Event of Default has
occurred and is continuing, Pledgee may exercise its rights and remedies hereunder prior to, concurrently
with, or subsequent to the exercise by Pledgee of its rights and remedies against Pledgor or any other
person.  The obligations of Pledgor under this Agreement shall be absolute and unconditional and shall
remain in full force and effect.
	(b)	Modification.  Any modification or waiver of any provision of this
Agreement, or
any consent to any departure by Pledgor therefrom, shall not be effective in any event unless the same is in
writing and signed by Pledgee and then such modification, waiver or consent shall be effective only in the
specific instance and for the specific purpose given.  Any notice to or demand on Pledgor in any event not
specifically required of Pledgee hereunder shall not entitle Pledgor to any other or further notice or demand
in the same, similar or other circumstances unless specifically required hereunder.
	(c)	GOVERNING LAW.  THIS AGREEMENT SHALL BE GOVERNED BY THE
LAWS AND DECISIONS OF THE STATE OF NEW YORK WITHOUT REGARD TO THE
PRINCIPLES Of CONFLICTS OF LAW CONTAINED THEREIN.
	(d)	Severability.  In the event that any provision of this Agreement is deemed to be
invalid by reason of the operation of any law, or by reason of the interpretation placed thereon by any court
or any governmental body, this Agreement shall be construed as not containing such provision and any and
all other provisions hereof which otherwise are lawful and valid shall remain in full force and effect.
	(e)	Successors and Assigns.  This Agreement shall inure to the benefit of the successors,
assigns and participants of Pledgee and shall be binding upon the successors and assigns of Pledgor.
	(f)	Counterparts.  This Agreement may be executed in one or more counterparts, each
of which shall be deemed to be an original, but all of which when taken together shall be deemed to be one and the same instrument.
	(g)	Headings.  The various headings in this Agreement are inserted for convenience only
and shall not affect the meaning or interpretation of this Agreement or any provision thereof.
	(h)	Notices.  All notices, consents, requests and demands to or upon the respective
parties hereto shall be in writing and mailed or delivered to the party for whom it is intended at such
address as may from time to time be designated in a notice mailed or delivered to the other party as herein
provided; provided that, unless and until some other address be so designated, all notices or
communications by Pledgor to Pledgee shall be mailed or delivered to Pledgee at its executive offices at:
Ark Foundation LLC, 34 Smith Street, Norwalk, CT 06851 Attn: Ofer Nissim with a copy to Mark A.
Sank, Esq., Trow & Sank, P.C. 30 Oak Street, Stamford, CT 06905 and all notices or communication by
Pledgee to Pledgor mailed to Pledgor at Great American Acquisition Corp., 1710
Route Transcanadienne,
Dorval, Quebec, H9P 1H7 Canada, Attn: Ron Goldenberg.
IN WITNESS WHEREOF, Pledgor and Pledgee have caused this Agreement to be executed as of the date first above written.

				ARK FOUNDATION LLC


				By:	/s/ Ofer Nissim
					Ofer Nissim
					President

			GRAND TOYS INTERNATIONAL, INC.


							By:___/s/ Lawrence Bernstein___________
								Lawrence Bernstein
								President



Exhibit 21


The following is a list of the Company's subsidiaries and subsidiaries of subsidiaries of the Company:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc.

Ark Puzzles, Inc.

Exhibit 23





INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference of our report dated February 12, 1999, in this Annual Report on Form 10-K of Grand Toys International, Inc. for the year ended December 31, 1998.




Chartered Accountants

Montreal, Canada
March 29, 1999



GRAND TOYS INTERNATIONAL, INC.
Signatures

Years ended December 31



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed
on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1999				GRAND TOYS INTERNATIONAL, INC.

By:  /s/ Stephen Altro
Stephen Altro
Chairman

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature			                Title				                      	Date

/s/ Stephen Altro				                                   				March 28, 1999
Stephen Altro				          Chairman and
                           Director (Principal
					                      Executive Officer)


/s/ Ron Goldenberg		                                   						March 28, 1999
Ron Goldenberg			         Vice President, Chief
                     					Financial Officer, Secretary,
                     					Treasurer and Director
                    					(Principal Financial and
                     					Accounting Officer)

/s/ Lawrence Bernstein	 		President		                     		March 28, 1999
Lawrence Bernstein


/s/ David Mars	        			Director	                     				March 28, 1999
David Mars


/s/ Elliot Bier	       			Director	                     				March 28, 1999
Elliot Bier


/s/James Rybakoff		      	Director		                      		March 28, 1999
James Rybakoff

GRAND TOYS INTERNATIONAL, INC.
Signatures

Years ended December 31



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1999				GRAND TOYS INTERNATIONAL, INC.

By:
Stephen Altro
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		                       		Title		                  			Date

                                                      										March 28, 1999
Stephen Altro			                  	Chairman and
                                   Director


                                                       									March 28, 1999
Ron Goldenberg	                 		Vice President, Chief
                             					Financial Officer, Secretary,
                             					Treasurer and Director



Lawrence Bernstein	             	President	                 			 March 28, 1999


                           	 				Director	                 		 		March 28, 1999
David Mars


                           	 				Director	                  				March 28, 1999
Elliot Bier



James Rybakoff		                	Director		                  			March 28, 1999




1




-   -

-   -




73




