Form 10-Q
period 1999-03-31
GRAND TOYS INTERNATIONAL INC
filed 1999-05-12
CIK 814463

FORM 10-Q

Securities and Exchange Commission
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1999

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

Indicate the number of shares outstanding of each of the
Issuer's classes of common equity, as of April 30, 1999:
1,577,597


Index to Annual Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended March 31, 1999


ITEMS IN FORM 10 - Q

Page
Part I - Financial Information



Item 1.  Consolidated Financial Statements:



Consolidated Balance Sheets
      at March 31, 1999 and December 31, 1998              3-4


Consolidated Statements of Earnings
      For The Three Month Period
      Ended March 31, 1999 and 1998                         5


Consolidated Statements of Stockholders' Equity
and Comprehensive Income                                    6


Consolidated Statements of Cash Flows
      For The Three Month Period
      Ended March 31, 1999 and 1998                         7


Notes to Consolidated Financial Statements               8-16



Item 2.  Management's Discussion and Analysis or
Plan of Operation                                       16-20


Item 3.  Quantitative and Qualitative Disclosures
About Market Risks

Part II - Other Information



Item 3. Reports on Form 8K                                 21


Signatures                                              22-23











Part I. - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                     		March 31,   	December 31,
                                                          		1999          	1998
                                                   		(Unaudited)
Assets

Current assets:
Accounts receivable (net of allowance for doubtful
accounts; 1999 - $54,384; 1998 - $43,143)	          	$6,564,852      	$7,728,979
Due from affiliated companies	                           17,919         	224,498
Inventory	                                            8,011,437       	4,318,107
Prepaid expenses	                                     1,693,569       	1,050,434
Total current assets	                                16,287,777	      13,322,018

Equipment and leasehold improvements,
 net (note 2)                                          	832,362         	567,299

Goodwill (note 3)	                                    2,379,443	               -


Total assets                                      	$	19,499,582    	 $13,889,317


Consolidated Balance Sheets


                                                    		March 31,   	December 31,
		                                                         1999           	1998
                                                   		(Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
 Bank indebtedness (note 4)	                        	$8,379,590      	$6,782,510
Trade accounts payable	                               2,684,103	       1,671,417
Other accounts payable and accrued liabilities         	337,502       	1,034,743
Royalties payable	                                       69,432          	60,728
Income taxes payable	                                   866,660         	378,092
Total current liabilities	                           12,337,287       	9,927,490

Balance of purchase price payable (note 5)           	1,500,000              	-

Minority interest                                          	100	             100

Preferred stock (note  6)                            	1,000,000               	-

Stockholders' equity:
Capital stock (note 7)                                  	1,578           	 1,578
Additional paid-in capital	                         10,599,559	       10,599,559
Deficit                                           	(5,657,220)       (5,991,237)
Accumulated other comprehensive income -
cumulative currency translation adjustment          	(281,722)	        (648,173)
	                                                  	4,662,195        	3,961,727

Commitments and contingencies (notes 10 and 11)

Total liabilities and stockholders' equity	     $	19,499,582      	 $	13,889,317


See accompanying notes to consolidated financial statements.





Consolidated Statements of Earnings (Unaudited)


                                           For the three months ended March 31,

                                                              1999         1998

Net sales                                               $8,626,916    $4,588,511

Cost of goods sold                                       5,990,128     2,843,822

Gross profit                                             2,636,787     1,744,689


Operating expenses:

Selling, general and administrative                      1,728,390     1,284,608
Foreign exchange gain                                     (137,041)     (63,897)
Interest                                                  127,679       101,498
Bad debt expense                                           37,902        32,867
Depreciation                                               67,990        36,005
                                                        1,824,920     1,391,081

Earnings before income taxes                              811,867       353,608

Current income taxes                                      477,850       132,742

Net earnings                                             $334,017      $220,866

Earnings per share (note 1(h))

    Basic                                                   0.21           0.14
    Diluted                                                 0.21           0.12

See accompanying notes to consolidated financial statements.


Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)

                                                          Cumulative
                   Common     Additional      Retained    Currency
                   Stock      Paid-In         Earnings    Translation
                              Capital         (Deficit)   Adjustment      Total



January 1, 1999    $1,578    $10,599,559    $(5,991,237)   $(648,173) $3,961,727

Net earnings
 for the period        -              -         334,017            -     334,017

Foreign currency
translation            -              -               -      366,451     366,451
Total comprehensive
 income                -              -               -            -     700,468


March 31, 1999     $1,578     $10,599,559     $(5,657,220) $(281,722) $4,662,195

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows (Unaudited)

                                                            For the three months
                                                                 ended March 31,
                                                              1999          1998

Cash flows from operating activities:

Net earnings                                              $334,017     $ 220,866
 Items not affecting cash:
 Depreciation                                               67,990        36,005
 Changes in operating working
 capital items, (note 9)                                (2,080,748)    (323,014)
 Net cash used for operating activities                 (1,678,736)     (66,143)

Cash flows from financing activities:
 Increase in bank indebtedness                           1,546,123       117,446

 Other                                                      64,036        10,891

 Net cash provided by financing activities               1,610,159       128,337

Cash flows from investing activities:

 Additions to equipment                                   (51,981)      (62,194)
 Acquisition                                              120,558              -
 Net cash used for investing activities                    68,577       (62,194)

Net change in cash, being cash at end of year             $     -       $      -

Supplementary disclosure of cash flow information


Cash paid during the year for:

 Interest                                             $127,679         $ 101,498

 Income taxes                                                -           269,953


See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

Grand Toys International, Inc., a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and United States operating subsidiaries, is the manufacture and distribution of toys and related items.

1. Significant accounting policies:

a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at March 31, 1999.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K.

The results for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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


Notes to Consolidated Financial Statements

1.  Significant accounting policies, continued:

d) Equipment,leasehold improvements and goodwill:

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation methods and annual rates adopted by the Company are as follows:

Asset                        Method                          Rate
Computer equipment           Declining balance               30%
Machinery and equipment      Declining balance               20%
Furniture and fixtures       Declining balance               20%
Trucks and automobiles       Declining balance               30%
Telephone equipment          Declining balance               30%
Leasehold improvements       Straight-line                Term of
                                                   lease plus one
                                                     renewal term
Goodwill                     Straight-line               15 years



e)	Revenue:

	Sales are recorded net of merchandise returns.

f)	Foreign currency translation:

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


1.  Significant accounting policies, continued:

g)	Earnings  per share:

i) Basic earnings per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings.

ii) Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period.

h)	Stock option plan:

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

Notes to Consolidated Financial Statements


2.  Equipment and leasehold improvements:

                                   March 31,                      December 31,
                                     1999                               1998
                               Cost      Accumulated                 Accumulated
                                         depreciation     Cost      depreciation

Computer equipment           $1,426,040   $708,127      $1,094,822      $670,028
Machinery and equipment         435,560    384,575         432,770       356,343
Furniture and fixtures          461,595    432,180         458,318       427,574
Trucks and automobiles           80,971     78,852          80,395        78,122
Telephone equipment              38,730     34,717          38,455        34,261
Leasehold improvements          329,351    301,435         323,042       294,175

                             $2,772,247 $1,939,885      $2,427,802    $1,860,503

Net book value                     $ 832,362                   $ 567,299

3.  Acquisition

On January 1, 1999, the Company acquired all of the assets of Ark Foundation LLC for $2,500,000 consisting of the Company's convertible preferred stock having a stated value of $1,000,000 and an interest bearing promissory note in the principal amount of $1,500,000.

The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows:

Net Assets                               $   120,557
Goodwill                                   2,379,443
                                         $ 2,500,000

The acquisition of the above assets was financed as follows:

Series A 5% Cumulative Convertible
Redeemable Preferred Stock (note 6)      $ 1,000,000
Long-term debt (note 5)                    1,500,000
                                         $ 2,500,000
4.  Bank indebtedness:

The Company has a secured line of credit of $9,939,000 (CA $15,000,000) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances are secured by all of the assets of the Company the effective interest rate at March 31, 1999 on the Canadian denominated line was 8.00% which represents the lender's prime plus 1 1/4%. As at March 31, 1999, the unused portion of the credit facility was approximately $ 1,000,000.

5.  Long-Term Debt

The Company has long-term indebtedness in the form of a subsidiary's interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000. Interest is payable quarterly, commencing April 1, 1999 at a rate of 5.76% per annum. The note is secured by a pledge of 375,000 shares of the Company's common stock.

6.  Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of Ark Foundation LLC the Company created a class of 200,000 shares of non-voting
Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a par stated value of $5.00 per share. The Series A Stock ranks senior to the common stock.
The Series A Stock has a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash. The Series A stock is convertible beginning on January 1, 2000 into shares of the Company's common stock.

7.  Capital stock:

a)  Authorized capital:

50,000,000, $0.001 par value voting common shares;
5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

b)  Issued and outstanding:

                                                       March 31,  December 31,

                                                            1999          1998



1,577,597 common shares (1998 - 1,577,597
 common shares)                                        $  1,578       $  1,578
(note 1(h))


8.  Stock options and warrants:

The Company has a stock option plan (the "Option Plan") which provides for the issuance of up to 300,000 options to acquire the common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-qualified Stock Options which do not meet such requirements.
Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-qualified Stock Options, all employees (including officers) or non-employee directors of the Company.

Options have also been granted outside the Option Plan to three directors, key executives, outside consultants and a supplier. As well, warrants have been issued to a director in his capacity as an investment banker, a distributor and to the underwriter pursuant to the public offering. Some of these options and warrants have either expired or were forfeited during the year.

Under the plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at March 31, 1999 is $2.88 to $37.50.

Details of the options and warrants, all of which are exercisable at year-end, are as follows:


                                                                   Weighted-
                                                                   average
                   Option   Other                                  exercise
                   Plan     Stock                                  price per
                            Options      Warrants      Total       Share

January 1, 1999    44,100   1,779,772    105,000       1,928,872   $6.79

Granted            50,000       1,000          -          51,000    3.98

Forfeited              -       (1,000)         -          (1,000)  (4.38)

Expired                -            -          -              -        -

March 31, 1999     94,100    1,779,772      105,000     1,978,872    5.83

                                           Income       Shares         Per share
                                          (numerator) 	(denominator)    amount

March 31, 1999

Basic EPS
Earnings available to
common stockholders                      	$	 334,017     	1,577,597     	$	0.30

Effect of dilutive securities
Options                                          	-           	115          	-

Diluted EPS
Earnings available to
common stockholders
and assumed conversions	                     334,017       1,577,712       	0.30


Options to purchase 1,870,872 shares and warrants to purchase 105,000 shares of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.


9.  Changes in operating working capital items:

                                                    						For the three months
                                                               ended March 31,
                                                          1999              1998
Decrease in accounts receivable                       $1,216,923     $ 2,125,577
Decrease in due from affiliated company                  206,680             307
Increase in inventory                                 (3,657,018)      (413,373)
Increase in prepaid expenses                            (636,679)       (82,233)
Increase in trade accounts payable                       999,411        270,490
Decrease in other accounts payable and accrued
liabilities                                             (703,437)    (2,122,762)
Increase (decrease) in royalties payable                   8,257        (41,034)
Increase (decrease) in income taxes                      485,120        (59,986)

                                                      $(2,080,743)    $(323,014)

10.  Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1999                 			$	299,000
2000		                    385,000
2001		                    283,000
2002		                    255,000
2003		                    236,000
Thereafter		              255,000
                  				$	1,713,000

Rent expense for the period ended March 31, 1999 and 1998 amounted to approximately $86,145 and $50,891 respectively.


11.  Contingencies:

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

The Company has been named in a lawsuit by a lessor Company on behalf of its former U.S.
subsidiary, Grand Group for recovery of $277,718.44 for a lease co-signed by the Company. The amount of the settlement cannot be ascertained as at March 31, 1999.

b) The Company's Canadian subsidiary, Grand Toys Ltd., is also contingently liable for outstanding letters of credit of approximately $450,000, as at March 31, 1999.

12. Segment Information

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

At March 31, 1999, the Company had purchased a contract to purchase US $5,000,000 in the next two months at a rate of 1.4925. The fair market value of this contract at March 31, 1999 is approximately $95,000.

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

(c)	Interest rate risk:
The Company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

14. 	Uncertainty due to the Year 2000 Issue:

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

15. Comparative figures:

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.


Item 2.   Management's Discussion and Analysis or Plan of Operation

Forward looking statements

This Form 10Q contains forward-looking statements about events and circumstances that have not yet occured. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to expand its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10Q, in the Company's fiscal 1998 Form 10K and in other reports filed with the Securities and Exchange Commission.

Overview

Net sales consist of sales of products to customers after deduction of customer cash discounts, volume rebate allowances, and returns of merchandise. Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product, a currency adjustment (if applicable), duty and other taxes, and freight and brokerage charges. Royalties to suppliers not contingent upon the subsequent sales of the suppliers' products are included in the price paid for such products.

Major components of selling, general and administrative expenses include: payroll and fringe benefits; advertising expense, which includes the cost of production of television commercials and the cost of air time; advertising allowances paid to customers for cooperative advertising programs; and royalty expense. Royalties include payments to licensors of character properties and to manufacturers of its toy products if such payments are contingent upon subsequent sales of the products. Royalties are usually a percentage of the price at which the product is sold and are payable once a sale is made.


Item 2.   Management's Discussion and Analysis or Plan of Operation cont'd

Overview cont'd

Accounts receivable are receivables net of an allowance for doubtful accounts. The allowance is adjusted periodically to reflect the current status of receivables. Management believes that current reserves for doubtful accounts are adequate. Sales of products to retailers and distributors are on an irrevocable basis. Consistent with industry practices, the Company may make exceptions to this policy on a case-by-case negotiated basis. Inventory is comprised of finished goods at landed cost.

All amounts are in US$ unless otherwise noted.


Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:


                                                                   For the Three
                                                          Months Ended March 31,

                                                         1999              1998
                                                          %                  %
Net sales                                              100.00            100.00
Cost of goods sold                                      69.44             61.98
Gross profit                                            30.56             38.02

Operating expenses:
 Selling, general and administrative                     20.03            28.00
 Gain on foreign exchange                                (1.59)            1.39
 Interest                                                 1.48             2.21
 Bad debt expense                                          .44              .72
 Depreciation and amortization                             .79              .78
Total operating expenses                                 21.15            30.31

Earnings before income taxes                              9.41             7.71

Net earnings                                              3.87             4.81

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

Net Earnings.

Net earnings were $334,017 for the first quarter of 1999 compared to a net earnings of $220,866 for the same period last year. The increase of $113,151 in net earnings was mainly due to the decrease in selling, general and administrative expenses.

Net Sales.

Net sales increased by $4,038,404 or by 88% over net sales during the first quarter of 1998. The increase is due to the significant increases in the sale of the product lines. Furby (Tiger Electronics) and WCW Wrestlers
 (Toy biz Inc.)

Gross Profit.

Gross profit for the Company increased by $892,098, or, as a percentage of sales, gross profit decreased from 38.02% to 30.56%. The decrease in gross profit percentage was due to the product line, primarily due to the lower gross margins associated with the Furby product line and the discontinuance of other product lines.

Selling, General and Administrative Expenses.

The increase in selling, general and administrative expenses of $443,781 compared to those of the first quarter of 1998 was mainly due to a decrease in cooperative advertising expense. However, as a percentage of sales a decrease of 7.97% was experienced.

Income Tax Expense.

As compared to the same period in 1998, the increase in income tax expense was $345,109 due to higher earnings in the period.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

In March 1996, Grand Canada entered into a three year banking arrangement with a new lending institution. Grand Canada has a secured line of credit of $9,939,000 US ($15,000,000 CDN) to enable it to meet its plans for growth in the future. Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory.  Working capital advances taken by Grand
 Canada bear
interest at prime plus 1 1/4%.  The term of the loan is three years. The loan, which originally
was scheduled to expire on April 1, 1999, was extended to June 30, 1999.
The Company is presently renegotiating the loan with its current lender and other institutions. Failure to obtain a credit facility would have a material
adverse effect on the Company.   The loan is guaranteed by the Company.

Accounts receivable at March 31, 1999 were $6,564,852 compared to $7,728,979 at December 31, 1998. Inventory was $8,011,437 at March 31, 1999 compared to
 $4,318,107 at December 31, 1998. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

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

Liquidity and Capital Resources cont'd

Working capital increased from $3,452,266 at December 31, 1998 to $3,950,490 at March 31, 1999. Net cash used for operating activities was $1,276,729 in the quarter ended March 31, 1999 compared to net cash used for operations of $66,143 in 1998 and cash used for additions to equipment was $51,981 compared to
 $62,194 in 1998.

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company
may from time to time seek to raise capital from additional sources, including extension of its
current lending facilities, project-specific financing and additional public or private debt or equity financing. Management believes that the Company has sufficient funding at the present time to meet its 1999 forecast.

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

New Accounting Pronouncements

In March 1998, the Financial Accounting Standards Board ("FASB") issued Statement of
Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share
 ("EPS") and applies to
all entities with publicly-held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflect the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective
for the Company's financial statements for December  31, 1998.


Part II - Other Information

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Foreign Currency Rate Changes.

During fiscal year 1998, most local currencies of our international subsidiaries weakened against the U.S. dollar. As of March 31, 1999, the currency of our Canadian subsidiaries has strengthened. Because we translated foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, on the Company's results. See note 13 (a) of the Financial Statements.

Item 3.  Reports on Form 8-K

No reports on Form 8-K were file during the quarter ended March 31, 1999

Signatures


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1999		              	GRAND TOYS INTERNATIONAL, INC.


                                					By:  /s/ Stephen Altro
                                     						Stephen Altro
                                     						Chairman


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

Dated:  May 12, 1999		                     	GRAND TOYS INTERNATIONAL, INC.


                                       					By:
                                      						Stephen Altro
                                      						Chairman
                                      						(Principal Executive Officer)


                                            By:
                                           	Ron Goldenberg
                                      						Vice President, Chief Financial
                                            Officer, Secretary, Treasurer and
                                            Director (Principal Financial and
                                            Accounting Officer)