Form 10-Q
period 1999-06-30
GRAND TOYS INTERNATIONAL INC
filed 1999-08-13
CIK 814463

FORM 10-Q

Securities and Exchange Commission
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1999

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

Indicate the number of shares outstanding of the Issuer's
Common stock, as of July 31, 1999:
1,577,597


Index to Annual Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended June 30, 1999


ITEMS IN FORM 10 - Q

Page
Part I - Financial Information


Item 1.  Consolidated Financial Statements:


Consolidated Balance Sheets
      at June 30, 1999 and December 31, 1998              3-4


Consolidated Statements of Earnings
      For The Three Month and Six Month periods
      Ended June 30, 1999 and 1998                         5


Consolidated Statements of Stockholders' Equity
and Comprehensive Income                                    6


Consolidated Statements of Cash Flows
      For The Six Month Period
      Ended June 30, 1999 and 1998                         7


Notes to Consolidated Financial Statements               8-17



Item 2.  Management's Discussion and Analysis or
Plan of Operation                                       17-22


Item 3.  Quantitative and Qualitative Disclosures
About Market Risks                                        22

Part II - Other Information



Item 3. Reports on Form 8K                                22


Signatures                                              23-24











Part I. - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                     		June 30,   	December 31,
                                                          		1999          	1998
                                                   		(Unaudited)
Assets

Current assets:
Accounts receivable (net of allowance for doubtful
accounts; 1999 - $66,968; 1998 - $43,143            	$3,862,840      	$7,728,979
Due from affiliated companies	                           21,260         	224,498
Inventory	                                            8,405,557       	4,318,107
Prepaid expenses	                                     1,291,487       	1,050,434
Total current assets	                                13,581,144      13,322,018

Equipment and leasehold improvements,
 net (note 2)                                          	804,029         	567,299

Goodwill (note 3)	                                    2,422,018               -


Total assets                                      	$	16,807,191    	 $13,889,317


Consolidated Balance Sheets


                                                    		 June 30,   	December 31,
		                                                         1999           	1998
                                                   		(Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
 Bank indebtedness (note 4)	                        	$4,653,518      	$6,782,510
 Trade accounts payable	                              5,017,156        1,671,417
Other accounts payable and accrued liabilities         	 70,514       	1,034,743
Royalties payable	                                       37,971          	60,728
Income taxes payable	                                   750,717         	378,092
Total current liabilities	                           10,529,876       	9,927,490

Balance of purchase price payable (note 5)           	1,500,000              	-

Minority interest                                          	100	             100

Preferred stock (note  6)                            	1,000,000               	-

Stockholders' equity:
Capital stock (note 7)                                  	1,578           	 1,578
Additional paid-in capital	                         10,599,559	       10,599,559
Deficit                                           	(5,576,670)       (5,991,237)
Accumulated other comprehensive income -
cumulative currency translation adjustment         (1,247,252)         (648,173)
	                                                  	3,777,215        	3,961,727

Commitments and contingencies (notes 10 and 11)

Total liabilities and stockholders' equity	     $	16,807,191      	 	13,889,317


See accompanying notes to consolidated financial statements.





Consolidated Statements of Earnings (Unaudited)


                                         For the three months       For the six months
                                          ended June 30,             ended June 30,
                                           1999         1998           1999        1998
Net sales                               $8,672,561    $5,831,516     $17,307,193  $10,428,050

Cost of goods sold                       6,006,377     3,432,002      12,004,419    6,279,860

Gross profit                             2,666,184     2,399,514       5,302,775    4,148,190


Operating expenses:

Selling, general and administrative      2,364,043     2,311,068       4,087,251    3,582,082
Foreign exchange gain                     (54,601)      (27,517)       (192,711)      (72,073)
Interest                                   125,044        18,901        252,757       119,928
Bad debt expense                             2,963        14,369         41,054        47,131
Depreciation and Amortization              144,501        45,191        212,514        81,248
                                         2,581,949     2,362,012      4,400,866     3,758,297

Earnings before income taxes                84,235        37,501        901,908       389,893

Current income taxes                       (5,355)        25,868        487,341       158,002

Net earnings                               $78,880       $11,633       $414,567      $231,891

Earnings per share (note 1(h))

    Basic                                     0.05           0.01         0.26          0.15
    Diluted                                   0.05           0.01         0.26          0.13

See accompanying notes to consolidated financial statements.


Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)

                                                          Cumulative
                   Common     Additional      Retained    Currency
                   Stock      Paid-In         Earnings    Translation
                              Capital         (Deficit)   Adjustment      Total



January 1, 1999    $1,578    $10,599,559    $(5,991,237)   $(648,173) $3,961,727

Net earnings
 for the period        -              -         414,567            -     414,567

Foreign currency
translation            -              -               -     (599,079)  (599,079)

Total comprehensive
income                -              -               -            -    (184,512)


June 30, 1999     $1,578     $10,599,559     $(5,576,670) $(1,247,252) $3,777,215

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows (Unaudited)

                                                            For the three months
                                                                 ended June 30,
                                                              1999          1998

Cash flows from operating activities:

Net earnings                                              $414,567     $ 231,891
 Items not affecting cash:
 Depreciation and amortization                             212,514        81,248
 Changes in operating working
 capital items, (note 9)                                 2,744,797   (2,184,211)
 Net cash provided by (used for) operating activities    3,371,879   (1,871,072)

Cash flows from financing activities:
 (Decrease)increase in bank indebtedness                (2,318,523)   1,969,699

 Other                                                    (699,980)      30,181

 Net cash provided by (used for)financing activities    (3,018,503)    1,999,880

Cash flows from investing activities:

 Additions to equipment                                  (104,692)     (128,809)
 Acquisition                                             (248,683)            -
 Net cash used for investing activities                  (353,375)     (128,809)

Net change in cash, being cash at end of year             $     -       $      -

Supplementary disclosure of cash flow information


Cash paid during the year for:

 Interest                                             $252,757         $119,928

 Income taxes                                         $148,698         $293,046


See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

Grand Toys International, Inc., a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and United States operating subsidiaries, is the manufacture and distribution of toys and related items.

1. Significant accounting policies:

a) Financial statement presentation:

The accompanying consolidated financial statements for the three and six months ended June 30, 1999, are not audited for the mentioned period but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at June 30, 1999.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K.

The results for the six months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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

Notes to Consolidated Financial Statements


2.  Equipment and leasehold improvements:

                                   June 30,                      December 31,
                                     1999                               1998
                               Cost      Accumulated                 Accumulated
                                         depreciation     Cost      depreciation

Computer equipment           $1,245,9950  $770,677      $1,094,822      $670,028
Machinery and equipment         679,820    442,284         432,770       356,343
Furniture and fixtures          480,853    445,419         458,318       427,574
Trucks and automobiles           83,017     81,021          80,395        78,122
Telephone equipment              39,709     35,810          38,455        34,261
Leasehold improvements          360,982    311,137         323,042       294,175

                             $2,890,377 $2,086,348      $2,427,802    $1,860,503

Net book value                     $ 804,029                   $ 567,299

3.  Acquisition

On January 1, 1999, the Company acquired all of the assets of Ark Foundation LLC for $2,500,000 consisting of the Company's convertible preferred stock having a stated value of $1,000,000 and an interest bearing promissory note in the principal amount of $1,500,000.

The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows:

Net Assets                               $   120,557
Goodwill                                   2,379,443
                                         $ 2,500,080

The acquisition of the above assets was financed as follows:

Series A 5% Cumulative Convertible
Redeemable Preferred Stock (note 6)      $ 1,000,000
Long-term debt (note 5)                    1,500,000
                                         $ 2,500,000
4.  Bank indebtedness:

The Company has a secured line of credit of $10,189,500 (CA $15,000,000) and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances are secured by all of the assets of the Company the effective interest rate at June 30, 1999 on the Canadian denominated line was 8.00% which represents the lender's prime plus 1 1/4%. As at June 30, 1999, the unused portion of the credit facility was approximately $ 3,550,000.

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

b)  Issued and outstanding:

                                                      June 30,  December 31,

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

Under the plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at June 30, 1999 is $2.87 to $31.25.

Details of the options and warrants, all of which are exercisable at year-end, are as follows:


                                                                   Weighted-
                                                                   average
                   Option   Other                                  exercise
                   Plan     Stock                                  price per
                            Options      Warrants      Total       Share

January 1, 1999    44,100   1,779,772    105,000       1,928,872   $6.79

Granted            50,000       2,000          -          52,000    3.99

Forfeited              -    (281,000)          -        (281,000)  (5.49)

Expired                -      (2,000)     (50,000)        (52,000) (13.96)

June 30, 1999     94,100    1,498,772      55,000       1,647,872   $5.63

                                           Income       Shares         Per share
                                          (numerator) 	(denominator)    amount

Quarter ending June 30, 1999

Basic EPS
Earnings available to
common stockholders                      	$	 78,880     	1,577,597     	$	0.05

Effect of dilutive securities
Options                                          	-           	346          	-

Diluted EPS
Earnings available to
common stockholders
and assumed conversions	               $     78,880       1,577,712       $0.05

Period ending June 30, 1999
Basic EPS
Earnings available to common
stockholders                             $  414,567        1,577,597       $0.26

Effect of dilutive securities
Options                                           -              346          -

Diluted EPS
Earning available to common stockholders
and assumed conversions                  $414,567           1,577,943     $0.26


Options to purchase 1,589,872 shares and warrants to purchase 55,000 shares of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.


9.  Changes in operating working capital items:

                                                    						For the three months
                                                               ended June 30,
                                                          1999              1998
Decrease in accounts receivable                       $4,055,026     $ 2,057,042
Decrease in due from affiliated company                  203,772
Increase in inventory                                 (3,894,710)      (951,577)
Increase (decrease) in prepaid expenses                 (212,576)       194,324
Increase (decrease) in trade accounts payable          3,248,354      (509,588)
Decrease in other accounts payable and accrued
liabilities                                            (983,840)    (2,667,096)
Decrease in royalties payable                           (24,402)      (158,427)
Increase (decrease) in income taxes                      353,172      (148,889)

                                                     $2,744,797    $(2,184,211)

10.  Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1999                 			$	195,000
2000		                    350,000
2001		                    277,000
2002		                    253,000
2003		                    235,000
Thereafter		              255,000
                  				$	1,565,000

Rent expense for the period ended June 30, 1999 and 1998 amounted to approximately $218,938 and $131,038 respectively.


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

The Company has been named in a lawsuit by a lessor Company on behalf of its former U.S.
subsidiary, Grand Group for recovery of $277,718.44 for a lease co-signed by the Company. The amount of the claim cannot be ascertained as at June 30, 1999.

b) The Company's Canadian subsidiary, Grand Toys Ltd., is also contingently liable for outstanding letters of credit of approximately $1,627,000, as at June 30, 1999.

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

At June 30, 1999, the Company had purchased a contract to purchase US dollars.

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


Item 2.   Management's Discussion and Analysis or Plan of Operation

Forward looking statements

This Form 10Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to expand its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10Q, in the Company's Form 10K for the year ended December 31, 1998 and in other reports filed with the Securities and Exchange Commission.

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


Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                                                 For the Three        For the six
                                                 Months Ended         Months Ended
                                                   June 30,           June 30
                                             1999          1998       1999      1998
                                              %             %          %        %
Net sales                                     100.00        100.00    100.00    100.00
Cost of goods sold                             69.26         58.85     69.36     60.22
Gross profit                                   30.74         41.15     30.64     39.78

Operating expenses:
 Selling, general and administrative           27.26         39.63     23.62     34.35
 Gain on foreign exchange                      (0.63)        (0.47)    (1.11)    (0.69)
 Interest                                       1.44          0.32      1.46      1.15
 Bad debt expense                                .03           .25      1.23      0.45
 Depreciation and amortization                  1.67           .77       .24       .78
Total operating expenses                       29.77         40.50     25.43     36.04

Earnings before income taxes                    0.97          0.64      5.21      3.74

Net earnings                                    0.01          0.20      0.02      2.22

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

Net Earnings

Net earnings were $78,880 for the second quarter of 1999 compared to a net earnings of $11,633 for the same period last year. The increase of $67,247 in net earnings was mainly due to the increase in net sales, off-set by an increase in cost of goods sold and helped by a reduction in expenses as a percentage of sales.

Net Sales

Net sales increased by $2,841,045 or by 48.72% over net sales during the second quarter of 1998. The higher net sales volume was attributed to increases in the sales of the product lines Furby (Tiger Electronics), WCW Wrestlers
 (Toy biz Inc.) and the Wet Set line of inflatables (Intex).

Gross Profit.

Gross profit for the Company increased by $266,670, or, as a percentage of sales, gross profit decreased from 41.15% to 30.74%. The decrease in gross profit percentage was due to the product line, primarily due to the lower gross margins associated with the Furby and Majorette product line and the discontinuance of other product lines.

Selling, General and Administrative Expenses.

The increase in selling, general and administrative expenses of $52,975 compared to those of the first quarter of 1998 was negligible. As a percentage of sales a decrease of 12.37% was experienced, due tot he significant increase in net sales.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998.

Net Earnings

Net earnings were $414,567 for the fist six months of 1999 compared to a net earnings of $231,892 for the same period last year. The increase of $182,676 in net earnings was mainly due to the increase in net sales, offset by an increased in cost of goods sold, and by a reduction in expenses as a percentage of sales.


Net Sales

Net sales increased by $6,879,143 or by 65.97% over net sales during the first half of 1998. The higher net sales volume was attributed to increase in the sales of the product lines Furby (Tiger Electronics) and WCW Wrestlers (Toy Biz Inc.) and the Wet Set line of inflatables (Intex).

Gross Profit

Gross profit for the Company increased by $1,154,585 however, as a percentage of sales, gross profit decreased from 39.78% to 30.64%. The decrease in gross profit margins associated with the Furby and Majorette product lines and the discontinuance of other product lines.


Selling, General and Administrative Expense

The increase in selling, general and administrative expenses of $505,169 compared to those of the first six months of 1998. However, as a percentage of sales a decrease of 10.73% was experienced due to significant increase in net sales.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

In March 1996, Grand Canada entered into a three year banking arrangement with a new lending institution. Grand Canada has a secured line of credit of US $10,189,500 (CA $15,000,000) to enable it to meet its plans for growth in the future.
Grand Canada may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by Grand
 Canada bear
interest at prime plus 1 1/4%.  The term of the loan is three years. The loan, which originally
was scheduled to expire on April 1, 1999, was extended to August 31, 1999.
The Company has signed a letter of commitment with a new lending institution for a three year loan comprised of a senior US revolving facility and secured term loan of US $17,500,000. The loan is expected to be funded in the third quarter.

Failure to obtain a credit facility would have a material adverse effect on the Company. The loan is guaranteed by the Company.

Accounts receivable at June 30, 1999 were $3,862,840 compared to $7,728,979 at December 31, 1998. Inventory was $8,405,557 at June 30, 1999 compared to
 $4,318,107 at December 31, 1998. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED
JUNE 30, 1998.   cont'd

Working capital decreased from $3,394,528 at December 31, 1998 to $3,063,310 at June 30, 1999. Net cash provided by operating activities was $3,359,999 in the quarter ended June 30, 1999 compared to net cash used for operations of $1,871,072 in 1998 and cash used for additions to equipment was $104,682 compared to $128,809 in 1998.

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


Part II - Other Information

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Foreign Currency Rate Changes.

During fiscal year 1998, most local currencies of our international subsidiaries weakened against the U.S. dollar. As of June 30, 1999, the currency of our Canadian subsidiaries has strengthened. Because we translated foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, on the Company's results. See note 13 (a) of the Financial Statements.

Item 3.  Reports on Form 8-K

No reports on Form 8-K were file during the quarter ended June 30, 1999

Signatures


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 9, 1999		              	GRAND TOYS INTERNATIONAL, INC.


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

Dated:  August 9, 1999		                     	GRAND TOYS INTERNATIONAL, INC.


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