Form 10-Q
period 1999-09-30
GRAND TOYS INTERNATIONAL INC
filed 1999-11-12
CIK 814463

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

Indicate the number of shares outstanding of the Issuer's
Common stock, as of September 30, 1999:
3,069,391


Index to Annual Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended September 30, 1999


ITEMS IN FORM 10 - Q

Page
Part I - Financial Information


Item 1.  Consolidated Financial Statements:


Consolidated Balance Sheets
      at September 30, 1999 and December 31, 1998              3-4


Consolidated Statements of Earnings
      For The Three Month and Nine Month periods
      Ended September 30, 1999 and 1998                         5


Consolidated Statements of Stockholders' Equity
and Comprehensive Income                                    6


Consolidated Statements of Cash Flows
      For The Nine Month Period
      Ended September 30, 1999 and 1998                         7


Notes to Consolidated Financial Statements               8-17



Item 2.  Management's Discussion and Analysis of
financial and results of operation                      17-22


Item 3.  Quantitative and Qualitative Disclosures
About Market Risks                                        22

Part II - Other Information



Item 6 (b) Reports on Form 8K                             22


Signatures                                              23-24











Part I. - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                  September 30,   	December 31,
                                                          		1999          	1998
                                                   		(Unaudited)
Assets

Current assets:
Cash (Note 4)                                        $ 280,047                -
Accounts receivable (net of allowance for doubtful
accounts; 1999 - $78,284; 1998 - $43,143             8,247,337      	7,728,979
Due from affiliated companies	                          14,301        	224,498
Inventory	                                           9,920,058      	4,318,107
Prepaid expenses	                                    2,186,688      	1,050,434
Total current assets	                               20,648,426       13,322,018

Equipment and leasehold improvements,
 net (note 2)                                          800,372        	567,299

Goodwill (note 3)	                                    2,396,722              -


Total assets                                      	$	23,845,520    	 $13,889,317


Consolidated Balance Sheets


                                                   September 30,   	December 31,
		                                                         1999           	1998
                                                   		(Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
 Bank indebtedness (note 4)	                        	$        -      	$6,782,510
 Trade accounts payable	                              5,802,343        1,671,417
Other accounts payable and accrued liabilities         	896,869       	1,034,743
Royalties payable	                                        8,644          	60,728
Income taxes payable	                                 1,258,685         	378,092
Total current liabilities	                            7,966,540       	9,927,490

Balance of purchase price payable (note 5)           	1,500,000              	-

Minority interest                                          	100	             100

Preferred stock (note  6)                            	1,000,000               	-

Stockholders' equity:
Capital stock (note 7)                                  	3,070           	 1,578
Additional paid-in capital	                         18,643,017      10,599,559
Deficit                                           	(4,832,794)       (5,991,237)
Dividend paid                                         (12,500)                -
Accumulated other comprehensive income -
cumulative currency translation adjustment           (421,913)         (648,173)
	                                                 	13,378,880        	3,961,727

Commitments and contingencies (notes 10 and 11)

Total liabilities and stockholders' equity	     $	23,845,520      	 	13,889,317


See accompanying notes to consolidated financial statements.





Consolidated Statements of Earnings (Unaudited)


                                         For the three months       For the nine months
                                          ended September 30,             ended September 30,
                                           1999         1998           1999        1998
Net sales                               $9,945,009    $8,442,696     $27,343,077  $18,980,164

Cost of goods sold                       5,754,489     5,699,667      17,822,728   12,067,665

Gross profit                             4,190,520     2,743,029       9,520,349    6,912,500


Operating expenses:

Selling, general and administrative      2,507,543     1,760,167       6,614,831    5,285,751
Foreign exchange loss (gain)               194,541         7,451           1,562      (9,817)
Interest                                   149,376       274,484         403,417      401,731
Bad debt expense                            15,649        60,932          57,010      109,338
Depreciation and Amortization               90,723        70,691         301,928      152,965
                                         2,957,832     2,173,725       7,378,748    5,939,968

Earnings before income taxes             1,232,668       569,304       2,141,600      972,532

Income taxes                               552,882       142,802         983,157      302,981

Net earnings                             $ 679,806     $ 426,502      $1,158,443     $669,551

Earnings per share (note 1(g) and 8)

    Basic                                     0.30           0.27         0.64          0.42
    Diluted                                   0.30           0.25         0.64          0.39

See accompanying notes to consolidated financial statements.


Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)

                                                                         Accumulated
                                                                         Other Comprehensive
                                                                         Income
                                                                         Cumulative
                   Common     Additional                                   Currency
                   Stock      Paid-In         Dividend                    Translation
                              Capital             Paid     Deficit         Adjustment      Total


January 1, 1999    $1,578    $10,599,559    $        -    ($5,991,237)   $(648,173)    $3,961,727

Exercising of       1,492      8,043,458             -              -            -      8,044,950
Options

Net earnings
 for the period        -              -              -       1,158,443            -     1,158,443

Acquisition            -              -          (12,500)            -            -             -

Foreign currency
translation            -              -               -              -     226,260        226,260

Total comprehensive
income                -              -               -              -            -      9,417,153


September 30, 1999   $3,070     $18,643,017     $(12,500)  $(4,832,794)  $(421,913)   $13,378,880

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows (Unaudited)

                                                            For the nine months
                                                                 ended September 30,
                                                              1999          1998

Cash flows from operating activities:

Net earnings                                              $1,158,443     $ 669,551
 Items not affecting cash:
 Depreciation and amortization                              301,928        152,965
 Changes in operating working
 capital items, (note 9)                                  (1,874,045)    (6,582,405)
 Net cash used for operating activities                    (413,673)     (5,759,888)

Cash flows from financing activities:
 (Decrease)increase in bank indebtedness                 (7,195,854)      6,024,467

 Other                                                      269,572           1,844

 Net cash provided by (used for)financing activities    (6,926,282)       6,026,311

Cash flows from investing activities:

 Additions to equipment                                  (170,549)     (266,422)
 Dividends                                                (12,500)            -
 Acquisition                                             (241,899)            -
 Stock Options                                           8,001,374            -
 Net cash used for investing activities                  7,620,002     (266,422)

Net change in cash, being cash at end of year            $280,047       $      -

Supplementary disclosure of cash flow information


Cash paid during the year for:

 Interest                                             $403,417         $401,731

 Income taxes                                         $148,896         $420,818


See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements as at September 30, 1999

Grand Toys International, Inc., a publicly held company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and United States operating subsidiaries, is the license manufacture and distribution of toys,stationary products and related items.

1. Significant accounting policies:

a) Financial statement presentation:

The accompanying consolidated financial statements for the three and nine months ended September 30, 1999, are not audited for the mentioned period but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 1999.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K.

The results for the nine months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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

d) Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation methods and annual rates adopted by the Company are as follows:

Asset                        Method                          Rate
Computer equipment           Declining balance               30%
Machinery and equipment      Declining balance               20%
Furniture and fixtures       Declining balance               20%
Trucks and automobiles       Declining balance               30%
Leasehold improvements       Straight-line                Term of
                                                   lease plus one
                                                     renewal term
Goodwill                     Straight-line               15 years



e)	Revenue:

Sales are recorded net of merchandise returns and certain customer discounts and allowances.

f)	Foreign currency translation:

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

2.  Equipment and leasehold improvements:

                                 Septembere 30,                     December 31,
                                     1999                               1998
                               Cost      Accumulated                 Accumulated
                                         depreciation     Cost      depreciation

Computer equipment           $1,330,697   $847,559      $1,133,277      $704,289
Machinery and equipment         704,587    462,745         432,770       356,343
Furniture and fixtures          481,497    448,087         458,318       427,574
Trucks and automobiles           83,130     81,308          80,395        78,122
Leasehold improvements          357,800    317,639         323,042       294,175

                             $2,957,711 $2,157,338      $2,427,802    $1,860,503

Net book value                     $ 800,372                   $ 567,299

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
                                         $ 2,500,000
4.  Bank indebtedness:

The Company has a secured line of credit of $17,500,000 and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances are secured by all of the assets of the Company the effective interest rate at September 30, 1999 was 7.5% which represents the lender's prime plus 1 1/4%. As at September 30, 1999, the unused portion of the credit facility was approximately $ 16,235,000.

5.  Long-Term Debt

The Company has long-term indebtedness in the form of a subsidiary's interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000. Interest is payable quarterly, commencing April 1, 1999 at a rate of 5.76% per annum until June 1, 1999 and 9.75% per annum thereafter. The note is secured by a pledge of 375,000 shares of the Company's common stock.

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

b)  Issued and outstanding:

                                                    September 30,  December 31,
                                                          1999          1998



3,069,391 common shares (1998 - 1,577,597
 common shares)                                     $  3,070         $  1,578


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

Under the plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at September 30, 1999 is $3.00 to $21.90.

Details of the options and warrants, all of which are exercisable at year-end, are as follows:


                                                                   Weighted-
                                                                   average
                   Option   Other                                  exercise
                   Plan     Stock                                  price per
                            Options      Warrants      Total       Share

January 1, 1999    44,100   1,779,772    105,000       1,928,872   $6.79

Granted            50,000      96,500     50,000         203,500    5.42

Exercised          (27,500) (1,464,294)        -      (1,491,794)  (5.42)

Forfeited              -      (280,000)        -        (280,000)  (5.49)

Expired             (3,500)    (3,000)   (50,000)       (56,500)  (14.29)

September 30, 1999  63,100    128,978     112,000        304,078   $9.46

                                           Income       Shares         Per share
                                          (numerator) 	(denominator)    amount

Quarter ending September 30, 1999

Basic EPS
Earnings available to
common stockholders                      	$	679,806     	2,248,800     	$	0.30

Effect of dilutive securities
Options                                          	-         11,947          	-

Diluted EPS
Earnings available to
common stockholders
and assumed conversions	                $  679,806         11,947      $ 0.30

Period ending September 30, 1999
Basic EPS
Earnings available to common
stockholders                           $ 1,158,443        1,804,591     $ 0.64

Effect of dilutive securities
Options                                           -          11,947          -

Diluted EPS
Earning available to common stockholders
and assumed conversions                $ 1,158,443         1,816,538   $0.64


Options to purchase 59,578 shares and warrants to purchase 112,000 shares of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.


9.  Changes in operating working capital items:

                                                    						For the Nine months
                                                             ended September 30,
                                                          1999              1998
Increase in accounts receivable                       $(259,945)     $(1,171,617)
Decrease (increase)in due from affiliated company       210,654         (1,941)
Increase in inventory                                 (5,387,096)    (4,626,718)
(Increase) decrease in prepaid expenses               (1,095,451)        58,895
Increase in trade accounts payable                     4,027,480      1,558,869
Decrease in other accounts payable and accrued
liabilities                                            (169,106)    (2,161,225)
Decrease in royalties payable                           (53,419)      (126,427)
Increase (decrease) in income taxes                      852,837      (112,197)

                                                    $(1,874,045)    $(6,582,405)

10.  Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

1999                 			$	 87,000
2000		                    299,000
2001		                    226,000
2002		                    203,000
2003		                    185,000
Thereafter		              205,000
                  				$	1,205,000

Rent expense for the period ended September 30, 1999 and 1998 amounted to approximately $313,179 and $147,781 respectively.


11.  Contingencies:

(a) Lawsuits for alleged breach of contract have been filed against The Canadian subsidiary by two sales representatives. In addition, the Company has been sued by a supplier regarding contractual differences for recovery approximately of amounts totaling
$150,000.  In the opinion of management, these actions have no merit.
At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

The Company has been named in a lawsuit by a lessor for recovery of amounts totaling in excess of $400,000. There have been no recent developments and in the opinion of management it is difficult to ascertain the likelihood of an unfavorable outcome to The Company.

b) The Company's Canadian subsidiary, Grand Toys Ltd., is also contingently liable for outstanding letters of credit of approximately $1,544,941, as at September 30, 1999.

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

At September 30, 1999, the Company had no contract to purchase US dollars.

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


Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                                                 For the Three        For the nine
                                                 Months Ended         Months Ended
                                                 September 30,        September 30
                                             1999          1998       1999      1998
                                              %             %          %        %
Net sales                                     100.00        100.00    100.00    100.00
Cost of goods sold                             57.86         67.51     65.18     63.53
Gross profit                                   42.14         32.49     34.82     36.42

Operating expenses:
 Selling, general and administrative           25.21         20.85     24.19     27.85
 Loss (Gain) on foreign exchange                1.96          0.09      0.01     (0.05)
 Interest                                       1.50          3.25      1.48      2.12
 Bad debt expense                               0.16          0.72      0.21      0.58
 Depreciation and amortization                  0.91          0.84      1.10      0.81
Total operating expenses                       29.74         25.75     26.99     31.30

Earnings before income taxes                   12.40          6.74      7.83      5.12

Net earnings                                    6.84          5.05      4.24      3.53

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Net Earnings

Net earnings were $679,806 for the third quarter of 1999 compared to a net earnings of $426,502 for the same quarter last year. The increase of $253,303 in net earnings was mainly due to the increase in net sales, a decrease in cost of goods sold as a percentage of sales and offset.

Net Sales

Net sales increased by $1,502,313 or by 17.79% over net sales during the third quarter of 1998. The higher net sales volume was attributed to increases in the sales of the product lines Furby (Tiger Electronics), WCW Wrestlers
 (Toy biz Inc.) and the Wet Set line of inflatables (Intex).

Gross Profit.

Gross profit for the Company increased by $1,447,491, or, as a percentage of sales, gross profit increased from 32.49% to 42.14%. The increase in gross profit percentage was due to the sales mix in the product line.

Selling, General and Administrative Expenses.

Selling, general and aministrative expenses increased by $784,108 compared to those of the third quarter of 1998. The increase is due to increase in rent, legal and consulting expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net Earnings

Net earnings were $1,158,443 for the fist nine months of 1999 compared to a net earnings of $669,551 for the same period last year. The increase of $448,892 in net earnings was mainly due to the increase in net sales, offset by an increased in cost of goods sold, and by a reduction in expenses as a percentage of sales.


Net Sales

Net sales increased by $8,362,913 or by 44.06% over net sales during the same period of 1998. The higher net sales volume was attributed to increase in the sales of the product lines Furby (Tiger Electronics) and WCW Wrestlers (Toy Biz Inc.) and the Wet Set line of inflatables (Intex).

Gross Profit

Gross profit for the Company increased by $2,607,849 however, as a percentage of sales, gross profit decreased from 36.42% to 34.82%. The decrease in gross profit margins associated with the Furby and Majorette product lines and the discontinuance of other product lines.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $1,329,080 compared to those of the nine months of 1998. This increase is due to increases in rent, legal and consulting expenses. However, as a percentage of sales a decrease of 3.66% was experienced due to significant increase in net sales and better control of expenditures.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under Grand Canada's Credit Agreement with its bank and by cash flow from operations.

The Company has signed a letter of commitment with a new lendng institution for a three year loan comprised of a senior U.S. revolving facility and secured term loan of U.S. $17,500,000.

The Company received $ 8,001,374 in the third quarters as a result of options and warrants being exercised.

Accounts receivable at September 30, 1999 were $8,247,337 compared to $7,728,979 at
December 31, 1998.  Inventory was $9,920,058 at September 30, 1999 compared to
 $4,318,107 at December 31, 1998. Due to the seasonality of the toy industry, inventory levels will fluctuate according to customer demand.

The Company's level of accounts receivable is subject to significant seasonal variations due to the seasonality of sales. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent that accounts receivable, inventories, and guarantees and advance payments increase as a result of the growth of the Company's business, the Company could require additional working capital to fund its operations. Sources of such funding include cash flow from operations, drawings
on the financing facilities, or sales of additional equity or debt securities by the Company.

Working capital increased from $3,394,528 at December 31, 1998 to $12,681,886 at September 30, 1999. Net cash issued by operating activities was $413,673 for the period ended September 30, 1999 compared to net cash used for operations of
$5,759,888 in 1998 and cash used for additions to equipment was $170,514 compared to $266,422 in 1998.

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

Item 6 (b)  Reports on Form 8-K

No reports on Form 8-K were file during the quarter ended June 30, 1999

Signatures


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 1999		              	GRAND TOYS INTERNATIONAL, INC.


                                					By:  /s/ Stephen Altro
                                     						Stephen Altro
                                     						Chairman, President and Director
                                           (Principal Executive Officer)


                                     By:  /s/ Ken Cieply
                                     						Ken Cieply
                                     						Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)











Signatures


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 1999                  	GRAND TOYS INTERNATIONAL, INC.


                                       					By:
                                      						Stephen Altro
                                      						Chairman, President and Director
                                      						(Principal Executive Officer)


                                            By:
                                           	Ken Cieply
                                      						Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)