Form 10-Q/A
period 1999-09-30
GRAND TOYS INTERNATIONAL INC
filed 1999-12-06
CIK 814463

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



Consolidated Statements of Cash Flows (Unaudited)

                                                            For the nine months
                                                                 ended September 30,
                                                              1999          1998

Cash flows from operating activities:

Net earnings                                              $1,158,443     $ 669,551
 Items not affecting cash:
 Depreciation and amortization                              301,928        152,965
 Changes in operating working
 capital items, (note 9)                                  (1,874,045)    (6,582,405)
 Net cash used for operating activities                    (413,673)     (5,759,888)

Cash flows from financing activities:
 (Decrease)increase in bank indebtedness                 (7,195,854)      6,024,467

 Other                                                      269,572           1,844

 Net cash provided by (used for)financing activities    (6,926,282)       6,026,311

Cash flows from investing activities:

 Additions to equipment                                  (170,549)     (266,422)
 Dividends                                                (12,500)            -
 Acquisition                                             (241,899)            -
 Stock Options                                           8,044,950            -
 Net cash used for investing activities                  7,620,002     (266,422)

Net change in cash, being cash at end of year            $280,047       $      -

Supplementary disclosure of cash flow information


Cash paid during the year for:

 Interest                                             $403,417         $401,731

 Income taxes                                         $148,896         $420,818


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