Form 10-K
period 1999-12-31
GRAND TOYS INTERNATIONAL INC
filed 2000-03-30
CIK 814463

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

Form 10 - K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE	SECURITIES EXCHANGE
ACT OF 1934 (Fee Required)  For the fiscal year ended
December 31, 1999

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding
12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Issuer's revenues for the year ended December 31, 1999 were $37,260,250.
The number of shares outstanding of the Issuer's common stock is 3,184,906 (as of February 25, 2000).
The aggregate market value of the voting stock held by non affiliates of the Issuer was approximately $12,499,294 (as of February 25, 2000).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Grand Toys International, Inc. 2000 Notice of
Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Issuer's fiscal year (incorporated into Part III).



GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 - K
Filed with the Securities and Exchange Commission
Year ended December 31, 1999


ITEMS IN FORM 10 - K

Page
PART I


Item 1.    Description of Business	                               3

Item 2.    Description of Property                                3

Item 3.    Legal Proceedings                                     10

Item 4.    Submission of Matters to a Vote of Security Holders   10

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                               10

Item 6.    Selected Financial Data                               11

Item 7.    Management's Discussion and Analysis or Plan of
           Operation                                             12

Item 7a.   Quantitative and Qualitative Disclosures About
           Market Risk                                           16

Item 8.    Financial Statements                                  17

Item 9.    Changes in and Disagreements with Accountants
     	     on Accounting and Financial Disclosure	               17

PART III

Items 10 - 13                                                     17


PART IV

Item 14.    Exhibits, Financial Statements and Reports on
            Form 8 - K	                                           17



SIGNATURES                                                       40



PART  I

This Form 10-K of Grand Toys International, Inc. (the
"Company") contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, which statements are subject to risks and uncertainties. Statements indicating that the Company "expects", "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K. Unless otherwise indicated, all information contained in this report takes into account the one-for-five reverse split of the Company's
Common Stock effected on August 4, 1997.

Item 1.

Description of Business:

Introduction

Grand Toys International, Inc. (the "Company"), through its
Canadian subsidiaries, Grand Toys Ltd. and Grand Concepts Inc.
(collectively "Grand Canada") has been engaged in the toy business in Canada for over 39 years and currently distributes a wide variety of toys and fashion accessories throughout Canada. Grand Canada's business consists of three areas of operation: (i) the importation and distribution throughout Canada, on an exclusive and non-exclusive basis, of a wide variety of well-known toy products and fashion accessories including backpacks, party goods, stationery and accessories;
(ii) the sale of toy products and fashion accessories featuring popular characters licensed to the Company; and (iii) earning commissions on the sale of products, represented by Grand Canada and shipped directly from overseas vendor to Canadian customers. The Company, through its U.S. subsidiary, Ark Creations Inc,(formerly Ark Puzzles, Inc.) distributes proprietary and licensed foam puzzles primarily to the U.S. marketplace. Unless the context otherwise requires, references herein to "Grand Toys" or the "Company" include Grand Toys International, Inc., and its operating subsidiaries, Ark Creations, Inc., Grand Toys Ltd., and Grand Concepts Inc. The Company's revenues are primarily derived from the operations of Grand Canada.

Products

Grand Canada imports into Canada for distribution select toys and fashion accessories from vendors who typically design, develop and sell their products in other countries. In determining which items to import, Grand Canada examines such factors as consumer acceptance of the particular products in other countries, and Canadian consumer tastes for such products based on similar products distributed previously in Canada. In addition, prior to ordering a product, Grand Canada attempts to predict the potential demand for such product by exhibiting it to Grand Canada's existing customers.

The following table sets forth certain vendors whose products Grand Canada distributes in Canada, the type of products they manufacture, and the price range within which Grand Canada sells such products to retailers.

Vendor (Head Office)      Products Distributed            Product Price
                          by the Company                  Range ($)
Ark Creations (Canada) -
affiliate                 Foam puzzles                    4.95 - 74.95
Commonwealth (U.S.)       Plush                           1.60 - 26.09
Intex (Taiwan)            Inflatable water toys           0.27 - 451.14
Majorette (France) -      DieCast vehicles, radio control
discontinued              cars, road race sets
Processed Plastic (U.S.)  Plastic beach & sand toys,
                          ride-on vehicles, etc...        0.37 -   31.85
Spectra Star Toys (U.S.)  Kites                           0.59 -   12.66
Tiger Electronics (U.S.)- Games,dolls, hand-held games,
discontinued              electronic diaries              4.41 -    45.54
Toy Biz (U.S.)            Male action figures, dolls      3.36 -    95.73
Toymax (U.S.)             Electronic Toys                 3.43 -    85.92
Unice S.A (Spain)         Balls                           1.11 -     1.86

Design and Development


As is common in the toy and fashion accessory industries, Grand
Canada receives numerous concepts from unaffiliated third parties for new products. Grand Canada does not employ its own inventors of new concepts but if it accepts and develops an inventor's concept for a new product, it will pay royalties to the inventor on sales from that product.

All safety testing of the Company's products is done by the manufacturers at the manufacturers' factories and is designed to meet safety regulations imposed by the Canadian governmental authorities. The Company also monitors quality assurance procedures of the vendors for its products for safety purposes at its warehouse facilities.

Sources of Product

Grand Canada does not manufacture any of the products it distributes. Instead, the products are purchased abroad and imported and warehoused at the Company's Canadian facilities and subsequently distributed to its customers in Canada.

Approximately 79% of the Company's gross sales in 1999 were from products supplied by the following four vendors: Tiger Electronics, Toy Biz, Majorette and Toymax, whose products, accounted for 49%, 19%, 7% and 4%, respectively, of 1999 gross sales. Other than the products from the above-mentioned vendors, no products from any other vendor accounted for more than 2% of the Company's gross sales in 1999. In February 1999, Hasbro acquired Tiger Electronics Inc., and terminated the distribution of Tiger products by Grand Canada effective December 31,1999.
Grand Toys will have sold the remaining Tiger products in its inventory by the end of the first quarter of 2000, at average selling prices in excess of its cost. The Company terminated its relationship with Majorette and, as a result, Majorette products were returned to the vendor in the first quarter of 2000.In order to terminate the relationship, the Company had to pay a penalty of $382,056 to Majorette.

Therefore, products that accounted for 56% of sales in 1999 will no longer be part of the Grand product line for the year 2000 and beyond. The Company is sourcing new products and looking at potential acquisitions in order to mitigate the inevitable sales decline. The Company is uncertain at this time if its efforts will be successful. If one or more of the remaining suppliers identified above were to terminate their relationship with Grand Canada, such termination may have a material adverse effect on the Company.


The imported products are manufactured for Grand Canada by unaffiliated third parties principally located in Mexico, Spain, Poland, the United States, China, Hong Kong, Thailand, France and Taiwan. The manufacturers are chosen by the vendor on the basis of price, payment terms, product quality, reliability and the ability of a manufacturer to meet delivery requirements.
For licensed product, the licensor may have the right to approve the selected manufacturer. The use of third-party manufacturers enables Grand Canada to avoid incurring fixed manufacturing costs, but also reduces its ability to control the timing and quality of the manufacturing process. Delays in shipments or defects in material could result in a loss of sales, which could have a material adverse effect on Grand Canada.

To date, Grand Canada has experienced some delays in the delivery of its products from certain vendors. Delays in shipments or product defects could result in a loss of sales, which could have a material adverse effect on the financial condition of the Company for which it has not been appropriately compensated. To date, Grand Canada has not experienced any material defects in the products manufactured for it for which it has not been appropriately compensated.

Grand Canada's ability to have its products manufactured outside Canada could be affected by political or economic disruptions, including labor strikes and
disruptions in the shipping industries.   Although Grand Canada believes that
alternative supply sources are available, any serious disruption could materially impair Grand Canada's ability to deliver products in a timely manner. To date, Grand Canada has not experienced any problems as a result of any political or economic disruptions.

Grand Canada does not supervise the day-to-day manufacturing of its products. However, prior to the commencement of manufacturing, Grand Canada, the vendor and the manufacturer work together to design a prototype of the specific product and its packaging. The manufacturer is contractually obligated to manufacture the products in accordance with those prototype specifications. For licensed products, some licensors may be required to approve the prototype prior to production.

All manufacturing services performed overseas are generally paid for by either letter of credit or wire transfer. Payment for such manufacturing is made only upon the proper fulfillment of terms established by Grand Canada, such as adherence to product quality, design, packaging and shipping standards, as well as proper documentation relating thereto. Most product purchases are paid for in U.S. dollars.

Grand Canada is not a party to any long-term supply or requirement agreements with any specific manufacturer. All of our manufacturers may subcontract the manufacture of components of their products, that they make for Grand Canada, with third parties who are not affiliated with Grand Canada.

Materials

The principal raw materials used in the production and sale of Grand Canada's products are plastic, printed fabrics and paper products. These are all currently available at reasonable prices from a variety of sources. Because Grand Canada does not manufacture any of its products, it does not own any specialized tools or other production equipment.

Location

Grand Canada leases a building in suburban Montreal, Canada, where the Company's and Grand Canada's executive and administrative offices are located as well as its Canadian distribution center.
The Company also has a showroom in Toronto, Canada. Ark Creations Inc.,leases a warehouse in the U.S. to distribute product to U.S. customers.

Licensing and Distribution Agreements

Character Licenses

Grand Canada's product line includes products featuring well-known character properties created by others. In order to obtain the right to manufacture and sell products featuring such character properties, Grand Canada enters into license agreements with the owners of such properties. Under the terms of the character property license agreements, Grand Canada pays royalties to licensors that generally range from 3% to 14% of net sales of the products carrying these character properties. To the extent that competition increases among companies to obtain character property licenses, Grand Canada may encounter increased difficulty in obtaining certain character licenses and may be required to pay greater minimum guaranteed royalty amounts.

Generally, the Company's character property license agreements provide the Company with the exclusive or non-exclusive right to sell only specific products featuring the particular character. These agreements typically limit the sale of such products to Canada.
They generally have terms of one to three years and may be renewed upon payment of certain minimum guarantees or the attainment of specified sales levels.

The following table sets forth some of the Company's character licenses, the licensor for these character properties and the types of products that the Company markets featuring these character properties.

Character Property        Licensor         Product Featuring Property
101 Dalmatians            Disney           Kites, Hand-Held Games, Inflatables
Bug's Life                Disney           Kites, Hand-Held Games
Donald Duck, Daisy,
Goofy, Pluto              Disney           Pools, Balls, Kites
Hercules                  Disney           Balls
Lion King Simba's Pride   Disney           Balls, Kites,
Little Mermaid            Disney           Balls, Kites, Hand-Held Games
Lots A Leggs              Commonwealth     Plush
Mickey Mouse,
Minnie Mouse              Disney           Pools, Balls, Kites, Finger Puppets
Mulan                     Disney           Balls Kites
Winnie The Pooh           Disney           Balls, Hand-Held Games, Koosh,
                                           Plastics, Finger Puppets
Sesame Street             E.M.G.           Balls, Koosh, Kites
Star Wars                 G-Squared        Stationery
Rugrats                   ViaCom           Kites, Hand-Held games, Balls
Batman                    Warner Bros.     Kites, Balls, Discs
Looney Tunes              Warner Bros.     Kites, Balls, Koosh
Happy Hands               Finger Friends   Finger Puppets
Pokemon                   G-Squared        Leisure product, stationery
Digimon                   Venture          Foam puzzles
Sonic the Hedge Hog       Venture          Foam puzzles


No one particular character property license resulted in sales in excess of 5% of Grand Canada's sales revenues for the year ended December 31, 1999, and the loss of any one such license would not have a material adverse effect on Grand Canada's operations.

License and Distribution Arrangements with Toy Vendors

Grand Canada has entered into license and distribution agreements with four of the approximately fifteen vendors. Grand Canada selects products from a master product list provided to it by the vendor. The purchase price, depending on the arrangement with the supplier, may consist of a fixed payment per item, specified minimum quantities to be purchased and other conditions, and occasionally a royalty fee. Pursuant to these agreements, Grand Canada obtains the exclusive and non-exclusive right to import and distribute throughout Canada the products selected by it. These agreements generally have terms of one to five years and are usually exclusive for a specified product or product line within a specific territory. Generally, under these agreements, Grand Canada is responsible for paying shipping and other related costs and expenses.
If Grand Canada were to be in default with a license or distribution agreement, it may cause such agreement to be terminated as well as result in liability for certain costs and penalties.

Marketing, Sales and Distribution

Grand Canada markets its products throughout Canada through its own sales representatives as well as independent sales agents. Purchasers of the products include retail chain stores, department stores, toy specialty stores and wholesalers. Grand Canada's five largest customers are: Toys 'R'Us; Wal-Mart; Zellers; Sears; and Costco which, for the year ended December 31, 1999, accounted for approximately 18%, 17%, 15%, 9% and 5%, respectively, of the gross sales for this period.
No other customer accounted for more than 5% of gross sales in 1999.

Other than purchase orders from its customers, Grand Canada does not have written agreements with its customers, but rather sells products to customers on open account, with payment terms typically varying from 30 to 90 days. If one or more of the five customers identified above terminated its relationship with Grand Canada, a material adverse effect on the Company may occur.

Although Grand Canada's policy is not to sell any of its products on consignment, in accordance with industry practice, it may sell, on a case-by-case negotiated basis, its products on a partial consignment basis. Consignment sales have been insignificant.

Grand Canada employs a sales and marketing staff of nine people, including two of its senior managers and seven sales persons who make on-site visits to customers for the purpose of soliciting orders for products. It markets products at major and regional toy trade shows in Canada. In addition, Grand Canada maintains showrooms in its suburban Montreal and Toronto facilities.

Grand Canada directly, or through its salespersons, takes written orders for its products from its customers and arranges for the manufacture of its products. Cancellations are generally made in writing and appropriate steps are taken to notify its manufacturers of such cancellations.

Returns are generally not accepted, although consistent with industry practices, exceptions to this policy are made on a case-by-case negotiated basis.

Seasonality

The Company's business is seasonal. The Company's third and fourth quarter sales revenues have typically been greater than the first and second quarter sales revenues. This fluctuation is the result of retailers purchasing products for the holiday selling season.

Product Liability

The Company maintains product liability coverage for Grand
Canada's operations in the aggregate amount of Canadian
$10,000,000. The Company has not been the subject of any product liability litigation.

Competition

The toy industry is highly competitive and sensitive to changing consumer preferences and demands. Grand Canada competes in Canada with many companies that distribute toy products more well-known than those distributed by Grand Canada. Some of Grand
Canada's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than Grand Canada. They may also have greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those distributed by Grand
Canada.  Grand Canada competes with, among others, Irwin Toys
Ltd., Hasbro Inc., and Mattel Inc.


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

Employees

As of December 31, 1999, the Company employed 46 full-time persons, including three executive officers. The Company believes that its relations with its employees are satisfactory.

Item 2.

Description Of Property:

The Company's principal executive offices are located in an approximately 105,000 square foot facility located at 1710 Route Trans-Canada, Dorval, Quebec, Canada, a suburb of Montreal.
The Company uses the facility for offices, showroom, warehousing and distribution. The lease for the premises expires on December 1, 2004 but Grand Canada has the right to extend the lease for an additional five-year period. The current monthly rent is $ 23,000 and during the extension period shall be increased each year by a percentage that is equal to 75% of the percentage increase in the consumer price index for the greater Montreal area.

Grand Canada also leases, pursuant to a lease expiring on December 31, 2000, approximately 9,000 square feet of showroom and office space at 6427 Northam Drive, Mississauga, Canada, a suburb of Toronto, at a current rental rate of approximately Canadian $6,863 per month.

The Company believes that its current facilities are satisfactory for its present needs and that insurance coverage is adequate for the premises.

Item 3.

Legal Proceedings:

On November 30, 1995, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Grand Group Inc, a U.S. subsidiary, in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Proceeding"). On January 4, 1996, the Court entered an order for relief under Chapter 7 of the United
States Bankruptcy Code and a trustee was appointed to supervise the liquidation of Grand Group Inc. To date, no other proceedings have occurred in connection with the Bankruptcy.

Other than discussed above or in Note 14 to the Company's
Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 4.

Submission of Matters to a Vote of Security
Holders:

None

PART  II

Item 5.

Market For Common Equity and Related Stockholder Matters:

The Company's Common Stock is traded on the NASDAQ Small-
Cap Stock Market under the symbol "GRIN". The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from January 1, 1998 through December 31, 1999 as reported by NASDAQ. The figures represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Common Stock                        Representative             Bid Prices
1998                                High ($)                   Low ($)
First Quarter                        7  3/8                      5
Second Quarter                       7  11/16                    5
Third Quarter                        6  1/8                      2  5/8
Fourth Quarter                       8  3/4                      1  15/16

1999
First Quarter                        5   5/8                     2 1/2
Second Quarter                       7  13/16                    2 3/4
Third Quarter                        30  1/4                     4 1/8
Fourth Quarter                       19 33/64                    6

On March 10, 2000, the last reported sales price for the Common
Stock on the NASDAQ Small Cap Market was $4.50 per share.

At February 28, 2000 there were approximately 165 record holders of the Company's Common Stock, however those shares being held at various clearing houses,including Cede & Company have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Company's Common
Stock whose shares are held in "street name", not in the name of the individual shareholder.

During the past two years the Company has not paid, and has no current plans to pay, dividends on its Common Stock. In 1999, dividends of $25,000 were declared and paid on the Company's Series A Preferred Shares. The Company intends to retain earnings, if any, for use in its business. Any dividends for Common Stock that may be declared in the future will be determined by the Board of Directors based upon the Company's financial condition, results of operation, market conditions and other factors that the Board deem relevant.

The following securites were issued by the Company during the fiscal year ended December 31, 1999 and were not registered under the Securities Act of 1933, as amended ("the Act").

On January 1, 1999, in connection with the acquisition of the assets Ark Foundation LLC, the Comapny issued 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $5.00 per share.

In October 1999, the Company issued 65,478 shares of Common Stock upon the exercise of options and warrants.

The sale and issuance of securities in the transactions described set forth above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation S promulgated thereunder as transactions by an involving a public offering.

Item 6.


Selected Financial Data:

For the Twelve Months Ended December 31:

               1999         1998         1997         1996         1995
               $            $            $            $            $

Net Sales      37,260,250   33,177,529   37,299,525   27,646,251   22,755,329

Gross profit   10,778,909   11,091,548   14,699,141   11,454,685    8,747,778

Unusual items     814,669            -            -            -            -


Net (loss)
earnings         (709,466)    (318,302)   1,575,169      591,370   (3,255,747)

(Loss) earnings
per share:
Basic               (0.36)       (0.20)        1.00         0.38        (2.55)
Diluted             (0.36)       (0.20)        0.90         0.37        (2.55)

Weighted average
number of common
equivalent
shares          2,132,582    1,577,634    1,577,634    1,543,958    1,274,900

Working
capital        10,955,614    3,374,528    3,452,266    2,950,379    2,619,466

Long term debt  1,944,444            -            -            -        4,390
Preferred Stock 1,000,000            -            -            -            -

Cash dividends     25,000            -            -            -            -

Total Assets   19,118,517   13,889,317   12,187,404    9,024,048    8,882,248




Item 7.

Management's Discussion and Analysis or Plan of Operation:

Overview

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, volume rebate allowances, and returns of merchandise. Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges. Royalties to Grand Canada suppliers not contingent upon the subsequent sales of the suppliers' products are included in the price paid for such products.

Major components of selling, general and administrative expenses include: payroll and fringe benefits; advertising expense, which includes the cost of production of television commercials and the cost of air time; advertising allowances paid to customers for cooperative advertising programs; and royalty expense. Royalties include payments by Grand Canada to licensors of character properties and to manufacturers of toy products if such payments are contingent upon subsequent sales of the products. Royalties are usually a percentage of the price at which the product is sold and are payable once a sale is made.

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

All amounts are in US Dollars ($) unless otherwise noted.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                                                                 For the Twelve
                                                       Months Ended December 31,
                                             1999           1998          1997
                                             %              %              %
Net sales                                    100.00         100.00        100.00
Cost of goods sold                            71.07          66.57         60.59
Gross profit                                  28.93          33.43         39.41

Operating expenses:
  Selling, general and administrative         27.14          26.55         29.14
  Foreign exchange (gain) loss                 (.48)          3.92           .83
  Interest                                     1.18           2.11          1.47
  Bad debt expense                              .23            .44           .37
  Depreciation and amortization                1.37            .97           .65
  Unusual items                                2.19              -             -
Total operating expenses                      31.62          33.99         32.46

(Loss) earnings before income taxes           (2.69)         (0.56)         6.96

Net (loss) earnings                           (1.90)         (0.96)        4.22%

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998:

Net Loss

Net loss for 1999 was $709,466 or $0.36 loss per share as compared to a net loss of $318,302 or $0.20 loss per share in 1998, a 123% increase in net loss.

Net Sales

Net sales in 1999 were $37,260,250, an increase of $4,082,721 over 1998 net sales of $33,177,529, or by approximately 12%. This increase can be attributed to the large volume of sales of Furby products in 1999 compared to a more limited amount in 1998.

Gross Profit

Gross profit in 1999 decreased by $312,639 from $11,091,548 in 1998 to $10,778,909 in 1999 or as a percentage of sales gross profit decreased from 33.43% to 28.93%. The decline in gross profit can be primarily attributed to losses on the sale of discontinued or low margin products that were cleared during the year in excess of those of the previous year. A change in sales mix also contributed to the lower margins.

Selling, General and Administrative

Selling, general and administrative expenses were $10,111,421 in 1999 compared to $8,807,026 in 1998. The increase in this category is due primarily to the costs of operating the Ark Creations Inc.'s facility, which has now been closed, as well as additional compensation taxes related to the exercise of options by employees during 1999. As a percentage of net sales, selling, general and administrative expenses increased by .59 percentage points to 27.14% in 1999.

Gain on Foreign exchange

The gain of $177,982 resulted from a successful matching of the Company's US dollar foreign exchange exposure and also a stabilization of the Canadian dollar.

Unusual Items

As a result of transferring the administration of Ark Creations Inc. to Canada and closing the facility, the Company incurred expenses of $432,613 in fixed asset write offs, severance costs and lease penalties.

Further, the discontinuance of the Majorette product line resulted in a penalty of $382,056 for the return of product on hand.

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997:

Net Earnings

Net loss for 1998 was $318,302 or $0.20 loss per share as compared to net earnings of $1,575,169 or $1.00 per share in 1997, a 120% decrease.

Net Sales

Net sales in 1998 were $33,177,529 a decrease of $4,121,996 over 1997 net sales of $37,299,525 or by approximately 11%. The decrease was due to a substantial decrease of a major customer's purchasing for the year, the decline of the Canadian dollar relative to the U.S. dollar which impacted the translation of the sales, and lastly as a result of the late delivery of one major product.

Gross Profit

Gross profit in 1998 decreased by $3,607,593 from $14,699,141 in 1997 to $11,091,548 in 1998 or as a percentage of sales gross profit decreased from 39.41% to 33.43%. The sales mix, as well as a weakening of the Canadian dollar, relative to the U.S. dollar, were major contributors to the decrease.

Selling, General and Administrative

Selling, general and administrative expenses were $8,807,026 in 1998 compared to $10,869,005 in 1997. The decrease in this category was due primarily to the decrease in advertising and promotion expenses. Both television advertising expense and cooperative advertising rebates to customers were decreased. As a percentage of net sales, selling, general and administrative expenses decreased by 2.59 percentage points to 26.55% in 1998.

Loss of foreign exchange

The significant and uncharacteristically rapid decline in the Canadian dollar negatively impacted results in 1998.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under the Company's Credit Agreement with its bank and by cash flow from operations. The inflow of funds during the year due to options and warrants being excercised has resulted in virtually all short-term bank debt being eliminated by year end.

In August 1999, the Company entered into a three year banking arrangement with a new lending institution. Grand Toys has a secured line of credit of $17,500,000 to enable it to meet its plans.
The Company may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by the Company bear interest at prime plus 1 1/4%. The term of the loan is three years.

The Company received $8,441,675 during the year as a result of options and warrants being exercised.

Accounts receivable at December 31, 1999 were $8,083,003 compared to $7,728,979 at December 31, 1998. Inventory at
December 31, 1999  increased by $1,747,457 from the prior year.

Working capital increased from $3,374,528 at December 31, 1998 to $10,955,614 at December 31, 1999. Net cash used for operating activities was $1,329,103 in 1999 compared to net cash used for operating activities of $5,236,155 in 1998. Cash for additions to equipment and leasehold improvements was $570,081 compared to $347,008 in 1998, as a result of purchases relating to the acquisition of Ark Creations Inc.

Grand Canada's accounts receivable level is subject to significant seasonal variations due to the seasonality of sales. As a result, Grand Canada's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories and guarantees and advance payments increase as a result of growth of Grand Canada's business, Grand Canada could require additional working capital to fund its operations. Sources of such funding include cash flow from operations, drawings on the financing facilities, or sales of additional equity or debt securities by the Company.

If the funds available under the Company's financing agreements, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including the extension of its current lending facilities, project-specific financing and additional public or private debt or equity financing. Management believes that the Company has sufficient financing at the present time to meet its 2000 forecast.

Effects Of Inflation

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting of Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including forward foreign exchange contracts. This statement, as amended by SFAS No. 137, shall be effective for the Company's financial statements for December 31, 2000. The Company has not yet determined the impact of this statement on the results of operations.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk:

The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

INTEREST RATE RISK    The intrest payable on the Company's revolving
lines-of-credit are variable based on the prime rate, and therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments.

FOREIGN CURRENCY RISK   While the Company's product pruchases are transacted
in United Stated dollars, most transactions among the suppliers and subcontractors are effected in HK dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. Futhermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People's Republic of China, and thereby have a negative impact on the Company. As well since the majority of the Company's sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dolalrs to US dollars to pay its suppliers. Therefore, fluctuations in the conversion rate may have an impact on the Company. The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.

Item 8.

Financial Statements:

The consolidated financial statements of the Company, including the notes thereto, together with the report of independent chartered accountants thereon, are presented beginning at page F-1.

Item 9.

Changes in, and Disagreements with Accountants on Accounting and Financial
Disclosure:

Not applicable


PART III

Items 10. - 13.

The information required by Part III (Items 10 through 13) is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to regulation 14A within 120 days after the close of the Company's fiscal year.


PART IV

Item 14.

Exhibits, Financial Statements and Reports on Form 8-K

(a)	Report of Independent Auditors
   	Index to Financial statements
   	Consolidated Financial Statements:

	Consolidated Balance Sheets - December 31, 1999 and
 December 31, 1998
 Consolidated Statements of Loss for the Years Ended December 31, 1999, 1998 and 1997
	Consolidated Statements of Stockholders' Equity and
 Comprehensive Income for the Years Ended
	December 31, 1999, 1998 and 1997
	Consolidated Statements of Earnings for the Years Ended
 December 31,	1999, 1998 and 1997
	Consolidated Statements of Cash Flows for the Years
 Ended December 31	1999, 1998, and 1997
	Notes to Consolidated Financial Statements
	Consents of Independent Auditors to incorporation by reference of financial statements

Exhibit Number

**3.1    	Articles of Incorporation, as amended

###3.2   	Certificate of Designations of Series A 5% Cumulative Convertible
      	   Redeemable Preferred Stock

***3.3   	Amended and Restated by-laws

##4.1    	Form of certificate evidencing shares of Common Stock

###4.2  	 Form of Certificate of Designations of Series A Cumulative Convertible
         	Redeemable Preferred Stock - To be filed by Amendment

**4.3   	 Form of Underwriter's Common Stock Warrant Agreement

**4.4    	Form of Underwriter's Warrant Agreement

**10.2    Letter Agreement dated as of October 28, 1993, by and between the
          Company	and AMGO relating to the cancellation by AMGO of the
          rights of AMGO to the	2,000,000 Earn Out Shares and the grant to
          AMGO of 1,250,000 stock options.

##10.3   	Amended and Restated 1993 Stock Option Plan

**10.9   	Lease of Dorval, Canada facility

**10.10  	Lease of Mississauga, Canada facility

###10.11	 Asset Purchase Agreement, dated as of January 1, 1999, by and
      	   among the Company, Ark Creations, Inc. (formerly Great American
          Acquisition Corp.), Ark	Foundation LLC and Ofer Nissim

###10.12 	Subordinated Promissory Note, dated January 1, 1999, given by
          Ark Creations, Inc. (formerly Great American Acquisition Corp.)
          to Ark Foundation in the amount	of US$1,500,000

###10.13 	Stock Pledge Agreement, dated as of January 1, 1999, in favor of
      	   Ark Foundation LLC by the Company

###10.14 Loan agreement dated as of August 10, 1999 by and among Grand Toys Ltd., Grand Concepts Inc., Grand Toys International, Inc., Ark Puzzles, Inc., Mellon Bank Canada and Mellon Bank, N.A.

*21      	Subsidiaries of the Company


(b)      	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended December 31, 1999.

________________________________________________________________________

*   	Filed herewith

**  	Filed as an Exhibit to either the company's Registration
     Statement (the 	"Registration Statement") on Form SB-2, dated January 27,
     1994, or	Amendment No. 1 or Amendment No. 2 to such Registration
     Statement.

*** 	Filed July 20, 1993 and incorporated herein by reference.

#   	Filed as an Exhibit to the Company's Registration
     Statement on Form 8-A
	    dated September 7, 1993 and incorporated herein by reference.

##  	Filed as an Exhibit to the Company's Proxy Statement on Form 14A 	dated
     May 5, 1995.

###  Filed as a Exhibit to the Company's 10-K for the year ended
     December 31, 1998

#### Filed with Amendment No. 1 to Form S-3# filed on October 7, 1999






Consolidated Financial Statements of

GRAND TOYS INTERNATIONAL, INC.

Years ended December 31, 1999, 1998 and 1997







INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Grand Toys International, Inc.

We have audited the accompanying consolidated balance sheets of Grand Toys International, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining,on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc.and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



Chartered Accountants

Montreal, Canada
February 28, 2000


GRAND TOYS INTERNATIONAL, INC.
Consolidated Financial Statements

Years ended December 31, 1999, 1998 and 1997

Financial Statements

Consolidated Balance Sheets                                             		 3
Consolidated Statements of Operations                                      5
Consolidated Statements of Stockholders' Equity and Comprehensive Income		 6
Consolidated Statements of Cash Flows		                                    7
Notes to Consolidated Financial Statements		                               8



GRAND TOYS INTERNATIONAL, INC.
Consolidated Balance Sheets

December 31, 1999 and 1998

                                                         		1999          	1998

Assets
Current assets:
Accounts receivable (net of allowance for doubtful
accounts; 1999 - $ 90,805; 1998 - $ 43,143)          	$ 8,083,004  $ 7,728,979
Due from affiliated companies	                             36,801      224,498
Inventory                                               6,065,564    4,318,107
Prepaid expenses	                                         940,435    1,030,434
Total current assets                                  	15,125,804   13,302,018

Deferred financing charges                                425,434       20,000
Deferred income tax                                       684,996            -

Equipment and leasehold improvements, net (note 2)       	536,157      567,299

Intangibles (net of amortization;1999-$ 123,480;
1998-nil)(note 3)                                       2,346,126           -



Total assets	                                      	 $ 19,118,517  $ 13,889,317



On behalf of the Board:


_______________________  Director

_______________________  Director


GRAND TOYS INTERNATIONAL, INC.

       		                                                1999          	1998
Liabilities and Stockholders' Equity

Current liabilities:
 Bank indebtedness (note 4)                        	  $ 429,526    $ 6,782,510
 Trade accounts payable                           	   2,186,525      1,671,417
 Other accounts payable and accrued liabilities	        835,630      1,034,743
 Royalties payable	                                       2,286         60,728
 Income taxes payable	                                  716,223        378,092
 Current portion of long term debt                      166,666              -
Total current liabilities                            	4,336,856      9,927,490

Long term debt (note 5)                               1,777,778              -
Minority interest                                          	100           	100
Preferred stock (note 6)                              1,000,000              -

Stockholders' equity:
 Capital stock (note 7)                                  	3,135          1,578
 Additional paid-in capital	                         19,314,677     10,599,559
 Deficit                                            	(6,725,703)    (5,991,237)
Accumulated other comprehensive income -
cumulative currency translation adjustment            	(588,326)      (648,173)
                                                    	 12,003,783     3,961,727

Commitments and contingencies (notes 13 and 14)
Subsequent events (note 18)

Total liabilities and stockholders' equity	         $ 19,118,517   $ 13,889,317

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Operations

Years ended December 31

                                          		1999          	1998           	1997

Net sales                          $ 37,260,250    $ 33,177,529   	$ 37,299,525

Cost of goods sold	                  26,481,341      22,085,981      22,600,384

Gross profit                        	10,778,909       11,091,548	    14,699,141

Operating expenses:
 Selling, general and
 administrative	                      10,111,421        8,807,026    	10,869,005
 Foreign exchange (gain) loss          	(177,982)       1,299,050     	  309,007
 Interest on long term debt               87,192                -              -
 Interest                               	351,461          698,840       	547,892
 Bad debt expense                       	 84,294          145,167	       138,756
 Depreciation and amortization           511,404         	328,524        240,055
 Unusual items (note 10)                 814,669                -              -
                                    		11,782,459       11,278,607    	12,104,715

(Loss) earnings before income
 taxes	                               (1,003,550)        (187,059)	    2,594,426

Income taxes:
Current                                 (390,912)       	(131,243)   (1,019,257)
Deferred                                 684,996                -              -
                                         294,084         (131,243)   (1,019,257)

Net (loss) earnings                  	$ (709,466)      $ (318,302)  $ 1,575,169

(Loss) earnings per share
 (notes 1 (i) and 11):
  Basic	                                 $ (0.36)        $ (0.20)      $ 1.00
  Diluted                                		(0.36)          (0.20)	      	0.90


See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31

					                                                                Accumulated
		                                        Additional                      other
                               	Capital      paid-in              comprehensive
                                 	s          capital       Deficit   	   income 	     Total
January 1, 1997	               $ 7,888 	$ 10,593,249  $ (7,248,104)  	(440,602) $	2,912,431

Net earnings for the year	           -             -     1,575,169            -   1,575,169

Foreign currency adjustment         	-            	-            	-     (60,212)     (60,212)

Total comprehensive income						    -              -             -            -    1,514,957

Reverse stock split (note 1(i)) (6,310)        6,310             -            -            -


December 31, 1997	               1,578   	10,599,559     (5,672,935)  (500,814)    4,427,388

Net loss for the year                -             -       (318,302)          -     (318,302)

Foreign currency adjustment	         -             -   	          	-  (147,359)     (147,359)

Total comprehensive income		                                                        (465,661)

December 31, 1998               	1,578   	10,599,559     	(5,991,237) (648,173)   3,961,727

Net loss for the year               	-             -       	(709,466)         -     (709,466)

Foreign currency adjustment         	-             -               	-    59,847       59,847

Total comprehensive income 			       -             -                -         -     (649,619)

Dividends                            -             -        (25,000)          -   (25,000)

Stock Options (note 7 (c))       1,557     8,440,118                -         -    8,441,675

Warrants (note 8)                    -       275,000                -         -       275,000

December 31, 1999             	$ 3,135  $ 19,314,677     $(6,725,703)  $(588,326)$ 12,003,783

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

Years ended December 31

                                            		1999              1998           1997
Cash flows from operating activities:
 Net (loss) earnings	                   $ (709,466)        $ (318,302)      $ 1,575,169
 Items not affecting cash:
   Depreciation and amortization           511,404            328,524           240,055
   Write off of equipment and leaseholds
   improvements                            267,613                  -                -
Deferred income taxes                     (684,996)                 -                -
Changes in operating working capital
items (note 12)                           (713,658)	       (5,246,377)         (872,303)
Net cash (used for) provided by
operating activities	                   (1,329,103)        (5,236,155)	         946,921

Cash flows from financing activities:
(Decrease) increase in bank
 indebtedness                           (6,520,705)        	5,044,684          	428,026
Share issuance proceeds (note 7 (c))     8,441,675                  -                 -
Decrease in loan payable to a director	          -                  -         	(422,161)
Increase in long term debt                 444,444                  -      	          -
Increase in deferred financing charges    (511,034)            (1,923)         (248,613)
Other	                                     (20,359)            62,904            54,651
Net cash (used for) provided by
financing activities                     1,834,021         	5,105,665           (188,097)

Cash flows from investing activities:
Additions to equipment
and leasehold improvements                (570,081)         	(347,008) 	        (245,891)
Acquisition of assets                       90,163                 -                 -
Dividends paid                             (25,000)                -                 -
Decrease (increase) in other assets             -           	477,498	           (508,933)
Net cash provided by (used for)
investing activities	                     (504,918)          130,490         	  (754,824)

Net change in cash, being cash
at end of year	                           $	     -          $     	-       	$     -

Supplementary disclosure of cash flow
information

Cash paid during the year for:
Interest	                               $ 438,653           $ 695,896	        	$ 478,147
Income taxes                             	148,962             438,440          1,276,603


See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Years ended December 31, 1999, 1998 and 1997


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

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation methods and annual rates adopted by the Company are as follows:

Asset	                             Method	                        Rate

Computer equipment	                Declining balance             	30%
Machinery and equipment	           Declining balance             	20%
Furniture and fixtures	            Declining balance	             20%
Trucks and automobiles            	Declining balance             	30%
Telephone equipment               	Declining balance             	30%
Leasehold improvements	                Straight-line         	Term of
                                                     		lease plus one
                                                       		renewal term

(d)	Deferred financing charges:

Deferred financing charges represent the costs incurred relating to the negotiation of the banking facility. Deferred financing charges are amortized over 36 months, the term of the financing.

(e)	Intangibles:

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill is amortized using the straight -line method over a twenty year period. The net book value of goodwill would be written down if the value were permanently impaired. The
Company assesses impairment by determining whether the unamortized intangible balances can be recovered through undiscounted future operating cash flows of the acquired assets over their remaining lives, and the write down would be to fair value.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

1.  Significant accounting policies (continued):

(f) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Revenue recognition:

Sales are recognized at the time of shipment of products. The Company estimates liabilities for returns and allowances at the time of shipment. In addition, provisions for customer allowances are recorded when the related revenue is recognized.

(h)	Foreign currency translation:

(i) 	Grand Toys Ltd. and Grand Concepts Inc., wholly-owned Canadian subsidiaries, use the Canadian dollar as their functional currency and translate their assets and liabilities into US dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows translated at the average exchange rate for the year.
     The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

(ii) 	Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

(i)	Earnings (loss) per share:

(i)  	Effective August 4, 1997, the stock of the Company underwent a one-for-five reverse stock split. For purposes of earnings per share calculations (note 11), capital stock (note 7(d)) and stock options and warrants (note 8), the comparative numbers of shares have been restated to reflect the split.

(ii) 	Basic earnings (loss) per share is determined by dividing the weighted-average number of common shares outstanding during the period into net earnings (loss).

(iii)	Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that existed at December 31, 1999.

(j)	Stock option plan:

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

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

1.	Significant accounting policies (continued):

(k)	Advertising and promotion:

All costs associated with advertising and promoting products are expensed in the period incurred.

(l)	Use of estimates:

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

(m)	Comprehensive income:

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

2.	Equipment and leasehold improvements:

                                       			1999	                        	             1998
                                      		Accumulated                  		          Accumulated
                       		Cost          	depreciation          	Cost	             depreciation
Computer equipment	    $ 1,286,253   $ 857,726            $ 1,094,822          $ 670,028
Machinery and equipment 	  458,091     430,434                432,770           	356,343
Furniture and fixtures	    480,775     454,974                458,318        	   427,574
Trucks and automobiles	     84,335      82,665                 80,395       	     78,122
Telephone equipment	        40,339      36,819                 38,455             34,261
Leasehold improvements     372,755     323,773               	323,042	           294,175

                     		$ 2,722,548  $ 2,186,391           $ 2,427,802  	     $ 1,860,503

Net book value	              $ 536,157                               $ 567,299


GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

3. Acquisition:

On January 1, 1999, the Company acquired all of the assets of Ark Foudation LLC,(renamed Ark Creations Inc.) for proceeds of $ 2,500,000.

The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows:


Net assets                    $ 120,557
Patents                       1,234,803
Goodwill                      1,234,803
                            $ 2,590,163

The acquisition of the above assets was financed as follows:

Series A 5% Cumulative
Convertible Redeemable Preferred
Stock (note 6)           $ 1,000,000
Long-term debt (note 5)    1,500,000
Direct acquisition costs      90,163
                         $ 2,590,163

Net income for Ark Creations Inc., has been included in the statement of operations from January 1, 1999. Results of operations for 1998, on a proforma basis have not been presented because the impact would not be significant.

In the statement of cash flows, the financing of the assets and the recognition of the intangibles have not been included as there is no cash impact.

4.	Bank indebtedness:

The Company has a secured line of credit of $ 17,500,000 and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances are secured by all of the assets of the Company. The effective interest rate at December 31, 1999 on the Canadian denominated line was 7.5% (9.25% at December 31, 1998),which represents prime plus 1 1/4% for both years. As at December 31, 1999, the unused portion of the credit facility is approximately $ 16,040,000. Standby fees represent 1/4 % of the unused line of credit.

5. Long term debt

The Company has long-term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $ 1,500,000. Interest is payable quarterly, commencing April 1, 1999 at a rate of 5.76% per annum until June 1, 1999, 9.76% per annum thereafter until the first principal installment of $ 500,000 is paid, and 5.76% per annum thereafter to maturity. The note is secured by a pledge of 375,000 shares of the Company's common stock. A principal installment of $500,000 shall be paid upon the achievement of certain sales targets, with a second installment of $ 500,000 due six months thereafter, and a final installment of $ 500,000 due three months after the second installment.

The Company has an unsecured term loan of $ 444,444 as at December 31, 1999. Interest is payable monthly, commencing September 1, 1999, at a rate of 8.75%. Capital monthly repayments are based on a 36 month term, and the term loan is renewable August 2002.


GRAND TOYS INTERNATIONAL
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

6. Preferred Stock:

Series A. Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of the net assets Ark Foundation LLC, the Company created a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $ 5.00 per share. The Series A Stock ranks senior to the common stock. The Series A Stock has a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash. The Series A Stock is effectively redeemable and convertible at determinable prices on determinable dates. The Series A Stock is convertible beginning on January 1, 2000 into shares of the Company's common stock.


7.	Capital stock:

(a)	Authorized capital:

50,000,000, $ 0.001 par value voting common shares;

5,000,000, $ 0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

(b)	Issued and outstanding:

                                                       	1999             	1998
3,134,906 common shares, net of 375,000 shares
(note 5)(1998 - 1,577,634 common shares) (note 1 (i)) $ 3,135          $ 1,578

(c)	Share transactions:

    (i)	Reverse stock split:

- August 1997:
  One-for-five reverse stock split occurred reducing the number of outstanding shares to 1,577,634.

(iii) Stock options:

- August 1999
  1,491,794 options were exercised for total proceeds of $ 8,044,944, increasing capital stock by $ 1,492.

- October 1999
  8,478 options and 57,000 warrants were exercised for total proceeds of $ 396,731 increasing capital stock by $ 65.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

7. Capital stock (continued):

(d)	Summary of common stock outstanding:

A summary of the number of common stock outstanding and share transactions since January 1, 1997 is as follows:


January 1, 1997 and 1998, as previously
reported       		                         1,577,597
Adjustment                                       37
Adjusted   balance                        1,577,634

Issued on exercise of stock options
and warrants                              1,557,272

December 31, 1999                 	       3,134,906

8.	Stock options and warrants:

The Company has a stock option plan (the "Option Plan") which provides for the issuance of up to 300,000 options to acquire common stock of the Company.
Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Options have also been granted outside the Option Plan to two directors, key executives, outside consultants and a supplier. As well, warrants have been issued to a director in his capacity as an investment banker, a distributor and to the underwriter pursuant to the public offering. Some of these options and warrants have either expired or were forfeited during the year.

In 1999, 55,000 warrants were granted to a director in his capacity as an investment banker for services rendered. The fair market value of the warrants was determined to be $ 275,000, which was recorded as deferred financing charges. The offsetting credit was recorded to additional paid in capital.
In the statement of cash flows, the recognition of the warrants has not been included as there is no cash impact.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

8. Stock options and warrants (continued):

Under each plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at December 31, 1999 is $ 4.00 to $ 10.25.


Details of the options and warrants, all of which are exercisable at year-end, are as follows:

                                            						                           Weighted-
					                                                                           average
                                     	   	Other	                               exercise
                    	  Option	            stock	                              price per
                        	plan          	options         Warrant      Total        share
January 1, 1997      	 64,500         	 996,011       		280,000	    	1,340,511   	$0.77

Granted	                    -          1,114,000              -      1,114,000     4.39
Forfeited	                  -           (450,000)             -       (450,000)  (18.67)
Expired                    	-  	              -  	     (230,000)      (230,000)  (40.00)

January 1, 1998       64,500	         1,660,011          50,000      1,774,511     6.98

Granted               14,000           284,000               	-  	     298,000    (5.50)
Forfeited	                  -  	       (104,239)              -       (104,239)   (4.51)
Expired	             (34,400)           (5,000)               -        (39,400)  (11.60)
Reclassified         (14,000)          (41,000)          55,000              -        -

January 1, 1999	      30,100           1,793,772        105,000       1,928,872    6.79

Granted                    -             147,500         57,000         204,500    5.42
Forfeited	                 -        	  (280,000)              -        (280,000)  (5.50)
Exercised            (18,500)         (1,481,772)       (57,000)     (1,557,272)  (5.42)
Expired	              (6,200)             (4,000)       (50,000)        (60,200) (14.05)

December 31, 1999      5,400             175,500          55,000        235,900   $6.43

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.29% (4.68% in 1998; 5.95% to 6.07% in 1997), volatility factor of the expected market price of the Company's common stock of 138%
(114% in 1998 and 40% in 1997) and a weighted-average expected life of the option of 3 years (3 years in 1998 and 1997), with no dividends.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

8. Stock options and warrants (continued):

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average grant date fair values of options granted in 1999, 1998 and 1997 are $ 4.30, $ 3.85 and $ 1.48, respectively.

The pro-forma losses utilizing the fair value assumptions above for the years 1999, 1998 and 1997 would be $ 1,302,196, $ 1,465,142 and $ 75,551, respectively. Furthermore, pro-forma loss per share would be $ 0.63, $ 0.93 and $ 0.05, respectively.

9.	Income taxes:

(a) Income tax expense (recovery) consists of:

                               Current             Deferred             Total
Year ended December 31, 1999:
U.S.                          $       -          $ (684,996)        $ (684,996)
Canada                          390,912                   -            390,912
                              $ 390,912          $ (684,996)        $ (294,084)

Year ended December 31, 1998:
U.S.                           $ 23,267                 $ -           $ 23,267
Canada                          107,976                   -            107,976
                              $ 131,293                 $ -          $ 131,293

Year ended December 31, 1997:
U.S.                                $ -                 $ -                $ -
Canada                        1,019,257                   -        $ 1,019,257
                            $ 1,019,257                 $ -        $ 1,019,257





(b) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                         	         	1999         	  1998             1997
		                                   (%)           	 (%)	              (%)
U.S. Federal statutory tax
 rate	                              35.0            35.0            35.0
State income tax rate,
net of federal tax benefits            -            10.0           	10.0
U.S. statutory tax rate	            35.0            45.0	           45.0

Changes to U.S. tax rate
 resulting from:
Effect of foreign tax
 rate differences                     -            	(3.9)	          (5.0)
Expenses producing no tax benefit	(20.8)           (45.2)           27.4
Tax benefit of utilization of
loss carry forward	                    -              -  	          (26.1)
Other                              15.1             	4.1             	0.5
                                   (5.7)               -             (3.2)
Valuation allowance for
deferred tax assets
allocated to income tax expense       	-	              -              -

Effective tax rate                   29.3          	   -             41.8

The Company has not provided for income taxes on foreign subsidiaries' undistributed earnings as of December 31, 1999 because the investments in the foreign subsidiaries are essentially permanent in duration.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

9.	Income taxes (continued):

(c)	The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1999 are presented below:

Non-current:
   Net operating loss carry forwards (note 9 (c))		             	$ 2,325,000

Net deferred tax asset before valuation allowance                  2,325,000

Valuation allowance		                                              1,640,004

Total net deferred tax asset	                                  		$   684,996


Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carried forwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. The valuation allowance decreased by $ 184,996 in 1999
(1998 increase of $ 35,000 and 1997 decrease of $ 991,000) to reflect an adjustment to deferred tax assets related to loss carry forwards incurred in the year in the United States.

(d)	As of December 31, 1999, the Company has $ 6,642,000 (1998 - $ 5,213,000 )
of net operating losses available for tax purposes to reduce future taxable income in the United States, beginning to expire in 2009. Approximately
$ 2,000,000 of taxable income must be generated in the U.S. subsidiaries to allow for the realization of the asset before valuation allowance prior to the expiration of the losses.


10. Unusual items:

The discontinuance of a major product line resulted in a penalty of $ 382,056 for the return of the product on hand. In addition, as a result of closing the manufacturing facility of Ark Creations Inc., costs for asset write offs, severances, and lease penalties were amounting to $ 432,613.



GRAND TOYS INTERNATIONAL, INC.
Notes to Concoslidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

11.	Earnings per share:


                                   		Income         	Shares        	Per share
	                               (numerator)	   (denominator)	          amount
December 31, 1997

Basic EPS
 Earnings available to
 common stockholders             	$ 1,575,169     1,577,634         $ 1.00

Effect of dilutive securities
 Options	                                -          174,117           (0.10)

Diluted EPS
 Earnings available to
 common stockholders
 and assumed conversions           1,575,169      1,751,751           0.90

December 31, 1998

Basic EPS
Earnings available to
 common stockholders	            $ (318,302)       1,577,63          $ (0.20)

Diluted EPS
Earnings available to
 common stockholders
 and assumed conversions        	 (318,302)       1,577,634            (0.20)

December 31, 1999

Basic EPS
 Earnings available to
 common stockholders           	$	(759,466)       2,132,582          $ (0.36)

Diluted EPS
 Earnings available to
 common stockholders
 and assumed conversions	        (759,466)        2,132,582            (0.36)



GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

11.	Earnings per share (continued):
Options to purchase 180,900 shares (1998 - 1,823,872) and warrants to purchase 55,000 shares (1998 - 105,000) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive. The Series A Convertible Redeemable preferred stock was also not included as the effect is anti-dilutive.

12.	Changes in operating working capital items:


      	                                  	1999         	1998          	1997
Decrease (increase)  in
accounts receivable	                $   6,843       (1,709,085) 	$ (1,369,171)
(Increase) decrease in due from
affiliated companies	                   (22,408)      (213,563)      	309,521
Increase in inventory	                (1,503,618)     (713,181)   	(1,452,278)
Decrease (increase) in prepaid
expenses                               	362,085      	(282,164)    	(288,387)
Increase (decrease) in trade
accounts payable                        428,568       (397,790)       64,278
(Decrease) increase in other
accounts payable and accrued
liabilities                          	 (237,011)    (1,527,231)     2,267,776
Decrease in royalties
payable                                	(59,920       (109,115)     	(166,366)
Increase (decrease) in income
taxes payable 	                         311,80        (294,248)      (237,676)

                                   		$	(713,658)   $ (5,246,377)    $ (872,303)

13.	Commitments:
The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2000                                         $	454,000
2001	                                         	355,000
2002	                                         	293,000
2003	                                         	261,000
2004                                           215,000
Thereafter	                                   	 17,000

                                       				$	1,595,000

Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $ 420,000, $ 224,000 and $ 201,000 respectively.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

14.	Contingencies:

(a)	Lawsuits for alleged breach of contract has been filed against the Canadian subsidiary by two sales representatives. In addition, the Company has been sued by a supplier regarading contractual differences for recovery of amounts totaling approximately $ 150,000.  In the opinion of management, these actions have no merit.  At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

    The Company has been named in a lawsuit by a lessor for recovery of amounts totaling in excess of $ 300,000. There have been no recent developments and in the opinion of management it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

(b) The Company's Canadian subsidiary is also contigently liable for outstanding letters of credit or approximately $ 1,030,000 as at December 31, 1999.

15.	Employee benefit plans:

The Company has a group retirement savings plan for its Canadian employees. The Company contributes to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or
(c) Cdn.$ 3,000 per employee. During the year, the Company contributed approximately $ 27,000 (1998 - $ 24,000; 1997 - $ 27,600) to the retirement savings plan for its Canadian employees.

16.	Segment information:

(a)	Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items. Virtually all sales are to Canadian customers. As a result of the acquisition in note 3, $ 2, 469,609 of intangibles and long-lived assets, at cost, are located in the United States. All other long-lived assets are located in Canada.

(b)	Other information:

Sales of the Company's toy products to five customers accounted for 64% of the Company's gross sales for 1999, two of which represent over 35% or approximately $ 13,356,000. For both years 1998 and 1997, five customers accounted for approximately 64% and 74% of gross sales, two of which represented over 38% and 43% or $ 13,246,000 and $ 16,935,000 respectively.

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 68% of gross sales for 1999. The Company's two largest suppliers accounted for 64% and 67% of gross sales for 1998 and 1997 respectively.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

17.	Financial instruments:

(a)	Foreign currency risk management:

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

At December 31, 1999, the Company had no contracts to purchase US dollars.

(b)	Fair values:

Fair value estimates are made as of a specific point in time, using available information about the financial instruments. These estimates are subjective in nature and often cannot be determined with precision.

The fair value of the Company's accounts receivable, due from affiliated companies, bank indebtedness, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments. The fair market value of long term debt approximates its amount carrying value.

(c)	Credit risk and economic dependence:

For the year ended December 31, 1999, approximately 64% (1998 - 64%) of the Company's sales were made to five unrelated companies. Three customers, representing approximately 50% (1998 - 54%) of total sales, individually accounted for more than 10% (1998 - 10%) of total sales.
The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(d)	Interest rate risk:

The Company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.


18.	Subsequent event:

On February 17, 2000, the Company provided a $ 700,000 bridge loan to a company which is a prospective acquisition. If the acquisition is not completed, the loan plus a penalty must be repaid.

19. Comparative figures:

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.





SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549





Exhibits to
Form 10 - K

of

GRAND TOYS INTERNATIONAL, INC.


For the Fiscal Year
Ended December 31, 1999



Exhibit 21


The following is a list of the Company's subsidiaries and subsidiaries of subsidiaries of the Company:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc.

Ark Creations, Inc.




GRAND TOYS INTERNATIONAL, INC.
Signatures

Years ended December 31



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2000			GRAND TOYS INTERNATIONAL, INC.

By:  /s/ Stephen Altro
Stephen Altro
Chairman

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature			                Title				                      	Date

/s/ Stephen Altro				                                   				March 28, 2000
Stephen Altro				          President and
                           Director (Principal
					                      Executive Officer)


/s/ Ken Cieply    	                                   						March 28, 2000
Ken Cieply      		         Executive Vice President,
                           Chief	Financial Officer,
                           Secretary and Treasurer
                    				  	(Principal Financial and
                     				 	Accounting Officer)



/s/ David Mars	        			Director	                     				March 28, 2000
David Mars


/s/ Elliot Bier	       			Director	                     				March 28, 2000
Elliot Bier


/s/James Rybakoff		      	Director		                      		March 28, 2000
James Rybakoff

GRAND TOYS INTERNATIONAL, INC.
Signatures

Years ended December 31



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2000			GRAND TOYS INTERNATIONAL, INC.

By:
Stephen Altro
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		                       		Title		                  			Date

                                                      										March 28, 2000
Stephen Altro			                  	President and
                                   Director (Principal
                                   Executive Officer)


                                                       									March 28, 2000
Ken Cieply                      		 Executive Vice President,
                                   Chief	Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)




                                    Director                    March 28, 2000
David Mars


                              	 				Director	               				March 28, 2000
Elliot Bier



James Rybakoff		                	Director		                  			March 28, 2000









-   -

-   -




73




