Form 10-K/A
period 1999-12-31
GRAND TOYS INTERNATIONAL INC
filed 2000-05-01
CIK 814463

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

Form 10 - K/A

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


ITEMS IN FORM 10 - K

Page
PART I


Item 1.    Description of Business	                               3

Item 2.    Description of Property                                3

Item 3.    Legal Proceedings                                     10

Item 4.    Submission of Matters to a Vote of Security Holders   10

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                               10

Item 6.    Selected Financial Data                               11

Item 7.    Management's Discussion and Analysis or Plan of
           Operation                                             12

Item 7a.   Quantitative and Qualitative Disclosures About
           Market Risk                                           16

Item 8.    Financial Statements                                  16

Item 9.    Changes in and Disagreements with Accountants
     	     on Accounting and Financial Disclosure	               17

PART III

Item 10.   Directors and Executive Officers of the Registrant    17

Item 11.   Executive Compensation                                19

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                            20

Item 13.   Certain Relationships and Related Transactions        20



PART IV

Item 14.    Exhibits, Financial Statements and Reports on
            Form 8 - K	                                           21



SIGNATURES                                                       49



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

Item 1.

Description of Business:

Introduction

Grand Toys International, Inc. (the "Company"), through its
Canadian subsidiaries, Grand Toys Ltd. and Grand Concepts Inc.
(collectively "Grand Canada") has been engaged in the toy business in Canada for over 39 years and currently distributes a wide variety of toys and fashion accessories throughout Canada. Grand Canada's business consists of three areas of operation: (i) the importation and distribution throughout Canada, on an exclusive and non-exclusive basis, of a wide variety of well-known toy products and fashion accessories including backpacks, party goods, stationery and accessories;
(ii) the sale of toy products and fashion accessories featuring popular characters licensed to the Company; and (iii) earning commissions on the sale of products, represented by Grand Canada and shipped directly from the overseas vendor to Canadian customers. The Company, through its U.S. subsidiary, Ark Creations Inc,(formerly Ark Puzzles, Inc.) distributes proprietary and licensed foam puzzles primarily to the U.S. marketplace. Unless the context otherwise requires, references herein to "Grand Toys" or the "Company" include Grand Toys International, Inc., and its operating subsidiaries, Ark Creations, Inc., Grand Toys Ltd., and Grand Concepts Inc. The Company's revenues are primarily derived from the operations of Grand Canada.

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

Vendor (Head Office)      Products Distributed            Product Price
                          by the Company                  Range ($)
Ark Creations (Canada) -
affiliate                 Foam puzzles                    4.95 - 74.95
Commonwealth (U.S.)       Plush                           1.60 - 26.09
Intex (Taiwan)            Inflatable water toys           0.27 - 451.14
Majorette (France) -      DieCast vehicles, radio control
discontinued              cars, road race sets            0.57 - 133.96
Processed Plastic (U.S.)  Plastic beach & sand toys,
                          ride-on vehicles, etc...        0.37 -   31.85
Spectra Star Toys (U.S.)  Kites                           0.59 -   12.66
Tiger Electronics (U.S.)- Games,dolls, hand-held games,
discontinued              electronic diaries              4.41 -    45.54
Toy Biz (U.S.)            Male action figures, dolls      3.36 -    95.73
Toymax (U.S.)             Electronic Toys                 3.43 -    85.92
Unice S.A (Spain)         Balls                           1.11 -     1.86

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

Sources of Product

Grand Canada does not manufacture any of the products it distributes. Instead, the products are purchased abroad and imported and warehoused at the Company's Canadian facilities and subsequently distributed to customers in Canada.

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


The imported products are manufactured for Grand Canada by unaffiliated third parties principally located in Mexico, Spain, Poland, the United States, China, Hong Kong, Thailand, France and Taiwan. The manufacturers are chosen by the vendor on the basis of price, payment terms, product quality, reliability and the ability of a manufacturer to meet delivery requirements.
For licensed products, the licensor may have the right to approve the selected manufacturers. The use of third-party manufacturers enables Grand Canada to avoid incurring fixed manufacturing costs, but also reduces its ability to control the timing and quality of the manufacturing process.

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

Grand Canada is not a party to any long-term supply or requirement agreements with any specific manufacturer. All of our manufacturers may subcontract the manufacture of components of their products, with third parties who are not affiliated with Grand Canada.

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

During the past two years the Company has not paid, and has no current plans to pay, dividends on its Common Stock. In 1999, dividends of $25,000 were declared and paid on the Company's Series A Preferred Shares. The Company intends to retain earnings, if any, for use in its business. Any dividends for Common Stock that may be declared in the future will be determined by the Board of Directors based upon the Company's financial condition, results of operation, market conditions and other factors that the Board deems relevant.

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

The sale and issuance of securities in the transactions described set forth above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                                                                 For the Twelve
                                                       Months Ended December 31,
                                             1999           1998          1997
                                             %              %              %
Net sales                                    100.00         100.00        100.00
Cost of goods sold                            71.07          66.57         60.59
Gross profit                                  28.93          33.43         39.41

Operating expenses:
  Selling, general and administrative         27.14          26.55         29.14
  Foreign exchange (gain) loss                 (.48)          3.92           .83
  Interest                                     1.18           2.11          1.47
  Bad debt expense                              .23            .44           .37
  Depreciation and amortization                1.37            .97           .65
  Unusual items                                2.19              -             -
Total operating expenses                      31.62          33.99         32.46

(Loss) earnings before income taxes           (2.69)         (0.56)         6.96

Net (loss) earnings                           (1.90)         (0.96)         4.22

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting of Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including forward foreign exchange contracts. This statement, as amended by SFAS No. 137, shall be effective for the Company's financial statements for December 31, 2000. The Company has not yet determined the impact of this statement on its results of operations.

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

Item 9.

Changes in, and Disagreements with Accountants on Accounting and Financial
Disclosure:

Not applicable


PART III

Item 10.

Directors and Executive Officers of the Registrant:

Pursuant to the Bylaws of the Company, the number of directors constituting the full Board of Directors has been fixed by the Board at four (4). At the Annual Meeting, four (4) individuals will be elected to serve as directors until the next annual meeting and until their successors are duly elected, appointed and qualified. The nominees consist of the four incumbent directors, Stephen Altro, David Mars, Elliot L. Bier and James B. Rybakoff.

Each of the incumbent directors has consented to be named a nominee in this Proxy Statement and to serve as a director if elected. It is the intention of the persons named in the accompanying form of proxy, unless shareholders otherwise specify by their proxies, to vote for the election of the nominees named below. The Board of Directors has no reason to believe that any of the persons named will be unable or unwilling to serve as a director. Should any of the nominees be unable or unwilling to serve, it is intended that the proxies will be voted for the election of a substitute nominee or nominees selected by the Board of Directors. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which he is or was selected as a director or officer of the Company.

Set forth belo is the name, age, principal occupation during the five years and other information concerning each nominee.

Name                     Age                 Position with the Company
[S]                      [C]                 [C]
Stephen Altro            62                  Chairman and Director
David Mars               62                  Vice Chairman and Director
Elliot L. Bier           50                  Director
James B. Rybakoff        33                  Director

Stephen Alto has been the Chairman and a director of the Company since July 20, 1993. He has held similar positions with Grand Canada, the Company's Canadian operating subsidiary, for over 39 years. Mr. Altro co-founded Grand Canada with David Mars in 1961.

David Mars has been the Vice Chairman since 1995 and a director of the Company since July 20, 1993. He has held similar positions with Grand Canada for over 39 years. Mr. Mars co-founded Grand Canada with
Stephen Altro in 1961.

Elliot L. Bier has been a director of the Company since July 20, 1993. He has been a practicing attorney in Montreal for the last 22 years. He is a senior partner in Adessky Poulin, the Company's Canadian legal counsel.

James B. Rybakoff is the President of Akin Bay Company, L.L.C., an NASD member investment bank and brokerage firm, which Mr. Rybakoff co-founded in 1990. From 1992 to 1993 he served as an associate for Zilkha & Company, an international mergers and acquisition investment banking and strategic planning firm. Mr. Rybakoff was elected as a director in 1996.

Directors are elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of the Company's directors and executive officers.

Each of Messrs. Altro and Mars were executive officers of Grand Group Inc., the Company's former United States Operating Company ("Grand Group"). On January 4, 1996, an order for relief under Chapter 7 of the United States Bankruptcy Code was entered against Grand Group, at which time a trustee was appointed to supervise its liquidation.

Directors who are also officers of the Company are not paid any compensation for attendance at directors' meetings or for attending or participating in any committee meetings but are eligible to participate in the Company's Stock Option Plan. Non-employee directors of the Company are compensated for their services and attendance at meetings through the automatic grant of options pursuant to the Company's Amended and Restated 1993 Stock Option Plan.

Executive Officers

Stephen Altro          Chairman
David Mars             Vice Chairman

Information with respect to such executive officers is located elsewhere in this Proxy Statement.

Ken Cieply             Executive Vice President and Chief Financial Officer

Mr. Cieply has been with the Company since September 20, 1999. Prior thereto Mr. Cieply was employed by Gildan Activewear Inc., as Vice President of Finance and Administration for 5 years.


Item 11.

Executive Compensation:

The following table sets forth a summary for the fiscal years ended December 31, 1997, 1998 and 1999 repectively, of the cash and non-cash compensation awarded, paid or accrued by the Company to the Company's CEO and its four most highly compensated officers other than the CEO who served in such capacity at the end of fiscal 1999. There were no other executive officers as of the end of fiscal 1999 except as set forth below.


Summary Compensation Table

                              Annual Compensation           Long Term
                                                         Compensation
                                                               Awards
                                                    Other
                                                   Annual            All Other
Name and                                          Compen-              Compen-
Principal             Year     Salary     Bonus    sation   Options     sation
Position                          ($)       ($)       ($)       (#)        ($)
Stephen Altro,        1999 162,000(1)  50,000(1) 48,000(4)    46,750       -(9)
Chairman              1998 156,000(2)       -    42,000(5)         -       -(9)
                      1997 168,000(3) 105,000(3) 44,000(6)   400,000       -(9)

David Mars,           1999 162,000(1)  50,000(1) 31,000(4)    46,750      -(10)
Vice Chairman         1998 156,000(2)       -    28,000(5)         -      -(10)
                      1997 168,000(3) 105,000(3) 30,000(6)   400,000      -(10)

Ron Goldenberg,       1999 106,000(1)  37,000(1) 13,000(4)         -      -(11)
Chief Financial       1998 114,000(2)       -    12,000(5)         -      -(11)
Officer (7)           1997 122,000(3)  70,000(3) 12,000(6)   150,000      -(11)

Ken Cieply,           1999  26,000(1)       -     1,000(4)         -         -
Chief Financial       1998       -          -         -            -         -
Officer (8)           1997       -          -         -            -         -


(1) Such amounts are based upon an exchange rate of Canadian $1.49 to United States $1.00 (the exchange rate on December 31, 1999).

(2) Such amounts are based upon an exchange rate of Canadian $1.54 to United States $1.00 (the exchange rate on December 31,1998).

(3) Such amounts are based upon an exchange rate of Canadian $1.43 to United States $1.00 (the exchange rate on December 31, 1997).

(4) Other annual compensation for Mr. Altro consists of $12,000 for car lease payments, $11,000 for annual country club dues and $23,000 for life insurance premiums. For Mr. Mars it includes $2,000 for car lease payments, $11,000 for annual country club dues and $16,000 for life insurance premiums. For Mr. Goldenberg it includes $5,000 for car lease payments and $5,000 for life insurance premiums. For Mr. Cieply it consists of car lease payments.

(5) Other Annual Compensation for Mr. Altro consists of $11,000 for car lease payments and $11,000 for annual country club dues and $18,000 for life insurance premiums. For Mr. Mars it includes $11,000 for country club dues and $15,000 for life insurance premiums. For Mr. Goldenberg, car lease payments and $2,000 for life insurance premiums.

(6) Other Annual Compensation for Mr. Altro consists of $11,000 for car lease payments and $11,000 for annual country club dues and $20,000 for life insurance premiums. For Mr. Mars it includes $11,000 for country club dues and $17,000 for life insurance premiums. For Mr. Goldenberg, it includes car lease payments and $2,000 for life insurance premiums.

(7) Mr. Goldenberg resigned from his position effective September 24, 1999.

(8) Mr. Cieply was hired on September 20, 1999.

(9) This amount does not reflect special awards and payments Mr. Altro would be entitled to receive under Mr. Altro's employment agreement if his employment were to be terminated as a result of a change of control of the Company (see "Employment Agreements" elsewhere in this Proxy Statement) which would have had a value of approximately $499,000 as of December 31, 1999.

(10) This amount does not reflect special awards and payments Mr. Mars would be entitled to receive under Mr. Mars' employment agreement if his employment were to be terminated as a result of a change of control of the Company
(see "Employment Agreements" elsewhere in this Proxy Statement) which would have had a value of approximately $499,000 as of December 31, 1999.

(11) This amount does not reflect special awards and payments Mr. Goldenberg was entitled to receive under Mr. Goldenberg's employment agreement if his employment were to be terminated as a result of a change of control of the Company (see "Employment Agreements" elsewhere in this Proxy Statement) which would have had a value of approximately $364,000 as of December
31, 1999.


Item 12.

Security Ownership of Certain Beneficial Owners and Management:

The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Company's outstanding Common Stock, are required to file reports with the Securities and Exchange Commission and with NASDAQ, reporting changes in the number of shares of the Company's Common Stock beneficially owned by them and provide the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company and written representatives from the executive officers and directors, the Company believes that all reports were timely made for the year ended December
31, 1999, with the following exceptions: (i) Elliot Bier, Director, reported late on Form 4's, all filed on April 9, 1999, his receipt of options to purchase 500 shares of Common Stock granted on each of the following dates:
January 1, 1999, July 1, 1998 and on October 1, 1998; (ii) James Rybakoff, Director, reported late on Form 4's, both filed on April 9, 1999, his receipt of options to purchase 500 shares of Common Stock granted on each of January 1, 1999 and October 1, 1998; (iii) David Mars, Vice Chairman and Director, reported late on an amendment to Form 4 filed on October 7, 1999 his receipt of options to purchase 46,750 shares of common stock; and
(iv) Stephen Altro, Chairman and Director, reported late on an amendment to Form 4 filed on October 7, 1999 his receipt of options to purchase 46,750 shares of common stock.

Item 13.

Certain Relationships and Related Transactions:

During fiscal 1999, Elliot L. Bier and James B. Rybakoff served as the members of the Company's Compensation Committee. None of the members of the Company's Compensation Committee, which served during the fiscal 1999 was an officer or employee of the Company, or a former officer of the Company.

Mr. Bier is a senior partner in Adessky, Poulin, a Montreal, Quebec based law firm. The firm of Adessky, Poulin acts as a Canadian counsel to the Company and its subsidiaries. During the fiscal year ended December 31, 1999, the Company paid Adessky, Poulin an aggregate of $77,220 for legal fees and related disbursements. Mr. Rybakoff is a member and a managing director of Akin Bay Company L.L.C., an NASD member firm ("Akin Bay"). The Company is a party to an investment banking agreement with Akin Bay. Pursuant to the terms of the investment banking agreement, Akin Bay provides investment banking and other financial advisory services to the Company. In addition, the Company has also paid Akin Bay to sponsor research reports on the Company. The investment banking agreement and the agreement to sponsor research reports was approved the Company's disinterested directors. The Company believes that the terms of the investment banking and sponsored research agreements are substantially similar to those prevailing at the time for comparable agreements and transactions with other investment banking firms. During the fiscal year ended December 31, 1999, the Company paid Akin Bay a total of $368,120 for services rendered to it.


PART IV

Item 14.

Exhibits, Financial Statements and Reports on Form 8-K

(a)	Report of Independent Auditors
   	Index to Financial statements
   	Consolidated Financial Statements:

	Consolidated Balance Sheets - December 31, 1999 and
 December 31, 1998
 Consolidated Statements of Operations for the Years Ended
 December 31, 1999, 1998 and 1997
	Consolidated Statements of Stockholders' Equity and
 Comprehensive Income for the Years Ended
	December 31, 1999, 1998 and 1997
	Consolidated Statements of Cash Flows for the Years
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

*11       Valuation and Qualifying Accounts and Allowances

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


GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

Years ended December 31

                                            		1999              1998           1997
Cash flows from operating activities:
 Net (loss) earnings	                   $ (709,466)        $ (318,302)      $ 1,575,169
 Items not affecting cash:
   Depreciation and amortization           511,404            328,524           240,055
   Write off of equipment and leaseholds
   improvements                            267,613                  -                -
Deferred income taxes                     (684,996)                 -                -
Changes in operating working capital
items (note 12)                           (713,658)	       (5,246,377)         (872,303)
Net cash (used for) provided by
operating activities	                   (1,329,103)        (5,236,155)	         942,921

Cash flows from financing activities:
(Decrease) increase in bank
 indebtedness                           (6,520,705)        	5,044,684          	428,026
Share issuance proceeds (note 7 (c))     8,441,675                  -                 -
Decrease in loan payable to a director	          -                  -         	(422,161)
Increase in long term debt                 444,444                  -      	          -
Increase in deferred financing charges    (511,034)            (1,923)         (248,613)
Other	                                     (20,359)            62,904            54,651
Net cash (used for) provided by
financing activities                     1,834,021         	5,105,665           (188,097)

Cash flows from investing activities:
Additions to equipment
and leasehold improvements                (570,081)         	(347,008) 	        (245,891)
Acquisition of assets                       90,163                 -                 -                 -
Decrease (increase) in other assets             -           	477,498	           (508,933)
Net cash provided by (used for)
investing activities	                     (504,918)          130,490         	  (754,824)

Net change in cash, being cash
at end of year	                           $	     -          $     	-       	$     -

Supplementary disclosure of cash flow
information

Cash paid during the year for:
Interest	                               $ 438,653           $ 695,896	        	$ 478,147
Income taxes                             	148,962             438,440          1,276,603


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

3. Acquisition, continued:

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

8. Stock options and warrants, continued:

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




GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

9. Income taxes (continued):

(b) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                         	         	1999         	  1998             1997
		                                   (%)           	 (%)	              (%)
U.S. Federal statutory tax
 rate	                              35.0            35.0            35.0
State income tax rate,
net of federal tax benefits            -            10.0           	10.0
U.S. statutory tax rate	            35.0            45.0	           45.0

Changes to U.S. tax rate
 resulting from:
Effect of foreign tax
rate differences                      -             (3.9)           (5.0)
Expenses producing no tax benefit  (20.8)          (45.2)           27.4
Tax benefit of utilization of
loss carry forward                    -                -            (26.1)
Other                              15.1             	4.1             	0.5
Valuation allowance for
deferred tax assets
allocated to income tax expense       	-	              -              -

Effective tax rate                   29.3          	   -             41.8

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


Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carried forwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. The valuation allowance decreased by $ 184,996 in 1999
(1998 increase of $ 35,000 and 1997 decrease of $ 991,000) to reflect an adjustment to deferred tax assets related to loss carry forwards incurred in the year in the United States.

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

12.	Changes in operating working capital items:


      	                                  	1999         	1998          	1997
Decrease (increase)  in
accounts receivable	                $   6,843       (1,709,085) 	$ (1,369,171)
(Increase) decrease in due from
affiliated companies	                   (22,408)      (213,563)      	309,521
Increase in inventory	                (1,503,618)     (713,181)   	(1,452,278)
Decrease (increase) in prepaid
expenses                               	362,085      	(282,164)    	(288,387)
Increase (decrease) in trade
accounts payable                        428,568       (397,790)       64,278
(Decrease) increase in other
accounts payable and accrued
liabilities                          	 (237,011)    (1,527,231)     2,267,776
Decrease in royalties
payable                                	(59,920)      (109,115)       (166,366)
Increase (decrease) in
income taxes payable                 	   311,803       (294,248)      (237,676)

                                   		$	(713,658)   $ (5,246,377)    $ (872,303)

13.	Commitments:
The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2000                                         $	454,000
2001	                                         	355,000
2002	                                         	293,000
2003	                                         	261,000
2004                                           215,000
Thereafter	                                   	 17,000

                                       				$	1,595,000

Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $ 420,000, $ 224,000 and $ 201,000 respectively.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 1999, 1998 and 1997

14.	Contingencies:

(a)	Lawsuits for alleged breach of contract has been filed against the Canadian subsidiary by two sales representatives. In addition, the Company has been sued by a supplier regarding contractual differences for recovery of amounts totaling approximately $ 150,000.  In the opinion of management, these actions have no merit.  At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

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

GRAND TOYS INTERNATIONAL, INC.


For the Fiscal Year
Ended December 31, 1999


Exhibit 11
GRAND TOYS INTERNATIONAL INC., AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
(In thousands)

                       Balance
                       at           Additions                    Balance
                       Beginning    Charged to      Net          at End
                       Of Year      Operations      Deductions   Of Year
Allowance for Doubtful
Accounts
Year Ended December
31, 1999               $43,143       $47,662                $0(a) $90,805
Year Ended December
31, 1998                52,882        43,426           (53,165)(a) 43,143
Year Ended December
31, 1997                48,136        45,638           (40,892)(a) 52,882

(a) Includes write-offs, recoveries of previous write-offs and currency translation adjustments.


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




