Form 10-Q
period 2000-03-31
GRAND TOYS INTERNATIONAL INC
filed 2000-05-12
CIK 814463

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

Form 10 - Q

[X]	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quaterly period ended :  March 31, 2000


[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to


Commission File number 0-22372

GRAND TOYS INTERNATIONAL, INC

(Exact name of Issuer as specified in its charter)

	Nevada				                        		          87-0454155
(State or  other jurisdiction of			   (I.R.S. Employer Identification No.)
incorporation or organization)

1710 Route Transcanadienne, Dorval, Quebec, Canada, H9P 1H7
(Address of principal executive offices)

(514) 685-2180
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

Indicate the number of shares outstanding of each of the Issuer's classes common equity as of May 5, 2000: 3,184,906


GRAND TOYS INTERNATIONAL, INC.
Index to Quaterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended March 31, 2000


ITEMS IN FORM 10 - Q
							                                                            Page

PART I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets
   at March 31, 2000 and December 31, 1999                           4-5
Consolidated Statements of Operations
   For The Three Month Period
   Ended March 31, 2000 and 1999                                       6
Consolidated Satements of Stockholders' Equity
   and Comprehensive Income                                            7
Consolidated Statements of Cash Flows
   For The Three Month Period
   Ended March 31, 2000 and 1999                                       8
Notes to Consolidated Financial Statements                           9-18

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               19-22
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risks                                                  23

PART II - Other Information

Item 1.  Legal proceedings                                             23
Item 2.  Changes in Securities and Use of Proceeds                     23
Item 3.  Defaults Upon Senior Securities                               23
Item 4.  Submission of Matters to a Vote of Security Holders           24
Item 5.  Other Information                                             24
Item 6.  Exhibits and Reports on Form 8-K                              24


Signatures                                                            25-26




GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets


                                                      March 31,   December 31,
                                                         		2000          	1999
                                                    (Unaudited)

Assets
Current assets:
   Cash                                               $ 1,372,367  $         -
   Accounts receivable (net of allowance for
   doubtful accounts; 2000 - $93,501;
   1999 - $90,805)(note 2)                              4,120,191    8,083,004
   Income taxes recoverable                               535,702            -
   Due from affiliated companies	                          45,408       36,801
   Inventory                                            4,760,917    6,065,564
   Prepaid expenses	                                      973,882      940,435
   Total current assets                                11,808,467  	15,125,804

Deferred financing charges                                428,836      425,434
Deferred income tax                                       684,996      684,996
Equipment and leasehold improvements, net (note 3)       	558,483      536,157
Intangibles (net of amortization;2000-$30,870;
1999-$123,480)(note 4)                                  2,315,256    2,346,126



Total assets	                                      	 $ 15,796,038 $ 19,118,517




GRAND TOYS INTERNATIONAL, INC.

                                                 March 31,     December 31,
                                                      2000             1999
                                               (Unaudited)

Liabilities and Stockholders' Equity
Current liabilities:
   Bank indebtedness (note 5)                      $ 	        -    $   429,526
   Trade accounts payable                           	   855,724      2,186,525
   Other accounts payable and accrued liabilities	      543,751        835,630
   Royalties payable	                                    23,509          2,286
   Income taxes payable	                                296,887        716,223
   Current portion of long term debt                    402,777        166,666
   Total current liabilities                          2,122,648     	4,336,856

Long term debt (note 6)                               1,500,000      1,777,778
Minority interest                                          	100           	100
Preferred stock (note 7)                                750,000      1,000,000

Stockholders' equity:
  Capital stock (note 8)                                  	3,185         3,135
  Additional paid-in capital	                         19,564,627    19,314,677
  Deficit                                            	(7,561,297)   (6,725,703)
Accumulated other comprehensive income -
cumulative currency translation adjustment            	 (583,225)     (588,326)
                                                    	 11,423,290    12,003,783

Commitments and contingencies (notes 12 and 13)
Subsequent events (note 15)

Total liabilities and stockholders' equity	         $ 15,796,038  $ 19,118,517

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations (Unaudited)

                                          For the three months ended March 31,
                                                      2000          	1999

Net sales                                         $ 3,491,867    $ 8,626,916

Cost of goods sold	                                 3,013,320      5,990,128

Gross profit                        	                 478,547      2,636,787

Operating expenses:
 Selling, general and administrative	               1,588,599       1,728,390
 Foreign exchange loss (gain)          	               18,209        (137,041)
 Interest on long term debt                            59,966               -
 Interest                               	               1,859         127,679
 Bad debt expense                       	              28,069          37,902
 Depreciation and amortization                        143,389          67,990

                                                 		 1,840,091       1,824,920

(Loss) earnings before income taxes                (1,361,544)        811,867

Income tax recovy (expense)                           538,450       (477,850)

Net (loss) earnings                  	             $ (823,094)     $ 334,017

(Loss) earnings per share
 (note 1 (j))
  Basic	                                               $ (0.26)       $ 0.21
  Diluted                                	              	(0.26)         0.21


See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity and
Comprehensive Income  (Unaudited)


					                                                                Accumulated
		                                        Additional                       Other
                               	Capital      Paid-In               Comprehensive
                                  Stock      Capital       Deficit   	   Income 	     Total
January 1, 2000               $ 3,135 	$ 19,314,677  $ (6,725,703)  $(588,326) $ 12,003,783

Net loss for the period             -             -      (823,094)          -      (823,094)

Foreign currency adjustment        	-            	-             -       5,101         5,101
Total comprehensive income						    -             -             -           -      (817,993)

Share conversion                   50        249,950            -           -        250,000

Dividends                           -              -      (12,500)          -        (12,500)

March 31, 2000                $ 3,185    $19,564,627  $ (7,561,297) $ (583,225)  $11,423,290


See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Unaudited)


                                             For the three months
                                                 ending March 31,
                                            		2000              1999
Cash flows from operating activities:
 Net (loss) earnings	                   $ (823,094)        $ 334,017
 Items not affecting cash:
   Depreciation and amortization           143,389            67,990
Changes in operating working capital
items, (note 11)                         2,603,984        (2,080,748)
Net cash provided by (used for)
operating activities	                    1,924,279        (1,678,736)

Cash flows from financing activities:
(Decrease) increase in bank
indebtedness                              (438,328)       	1,546,123
Decrease in long term debt                 (41,667)                -
Increase in deferred financing charges       1,319                 -
Other	                                       6,456            64,036
Net cash (used for) provided by
financing activities                      (472,220)         	1,610,159

Cash flows from investing activities:
Additions to equipment
and leasehold improvements                 (67,192)         	 (51,981)
Acquisition of assets                            -            120,558
Dividends paid                            	(12,500)                 -
Net cash (used for) provided by
investing activities	                      (79,692)             68,577

Net change in cash, being cash at
at end of period                       $ 1,372,367          $     	-


Supplementary disclosure of cash flow information

Cash paid during the year for:
Interest	                                   $ 61,825           $ 127,679
Income taxes                             	   428,577                   -



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

(a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned period but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at March 31, 2000.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K.

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(e) Deferred financing charges:

Deferred financing charges represent the costs incurred relating to the negotiation of the credit facility. Deferred financing charges are amortized over 36 months, the term of the financing.


(f) Intangibles:

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill is amortized using the straight-line method over a twenty year period. The net book value of goodwill would be written down if the value were permanently impaired. The Company assesses impairment by determining whether the unamortized intangible balances can be recovered through undiscounted future operating cash flows of the acquired assets over their remaining lives, and the write down would be to fair value.


(g) Impairment of long-lived Assets and long-lived Assets to be Disposed of:

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


(h) Revenue recognition:

Sales are recognized at the time of shipment of products. The Company estimates liabilities for returns and allowances at the time of shipment. In addition, provisions for customer allowances are recorded when the related revenue is recognized.


(i) Foreign currency translation:

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


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements


(j) Earnings (loss) per share:

(i) Basic earnings (loss) per share is determined by dividing the weighted-average number of common shares outstanding during the period into net earnings (loss).

(ii) Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that existed at March 31, 2000.

(k) Stock option plan:

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

(l) Advertising and promotion:

All costs associated with advertising and promoting products are expensed in the period incurred.

(m) Use of estimates:

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

(n) Comprehensive income:

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements, Continued

2.  Accounts receivable:


                                March 31, 2000             December 31, 1999
Trade receivables                $ 3,194 942               $ 7,166,705

Other                              1,018,750                 1,007,104

Allowance for Doubtful Accounts      (93,501)                  (90,805)

Total Accounts Receivable        $ 4,120,191               $ 8,083,004

3.	Equipment and leasehold improvements:

                                March 31,                         December 31,
                                  			2000                   	             1999
                                      		Accumulated             		          Accumulated
                       		Cost          	depreciat             	Cost	       depreciation
Computer equipment	    $ 1,296,735   $ 889,493            $ 1,286,253          $ 857,726
Machinery and equipment 	  481,341     437,413                458,091           	430,434
Furniture and fixtures	    498,581     456,122                480,775        	   454,974
Trucks and automobiles	     84,277      82,733                 84,335       	     82,665
Telephone equipment	        46,100      37,259                 40,339             36,819
Leasehold improvements     382,409     327,940               	372,755            323,773

                     		$ 2,789,443 $ 2,230,960            $ 2,722,548  	     $ 2,186,391

Net book value	              $ 558,483                               $ 536,157


4. Acquisition:

On January 1, 1999, the Company acquired all of the assets of Ark Foudation LLC,(renamed Ark Creations Inc.) for proceeds of $ 2,500,000.

The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows:


Net assets                    $ 120,557
Patents                       1,234,803
Goodwill                      1,234,803
                            $ 2,590,163

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements


The acquisition of the above assets was financed as follows:

Long-term debt (note 6)  $ 1,500,000
Series A 5% Cumulative
Convertible Redeemable
Preferred Stock (note 7)   1,000,000
Direct acquisition costs      90,163
                         $ 2,590,163

Net income for Ark Creations Inc., has been included in the statement of operations from January 1, 1999. Results of operations for 1998, on a proforma basis have not been presented because the impact would not be significant.

In the statement of cash flows, the financing of the assets and the recognition of the intangibles have not been included as there is no cash impact.


5.	Bank indebtedness:

The Company has a secured line of credit of $17,500,000 and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances are secured by all of the assets of the Company. The effective interest rate at March 31, 2000 on the Canadian denominated line was 7.75% (7.50% at December 31, 1999),which represents prime plus 1 1/4% for both years. As at March 31, 2000, the unused portion of the credit facility is approximately $ 17,500,000. Standby fees represent 1/4 % of the unused line of credit.

6. Long term debt:

The Company has long-term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $ 1,500,000, see note 4. Interest is payable quarterly, commencing
April 1, 1999 at a rate of 5.76% per annum until June 1, 1999, 9.76% per annum thereafter until the first principal installment of $ 500,000 is paid, and 5.76% per annum thereafter to maturity. The note is secured by a pledge of 375,000 shares of the Company's common stock. A principal installment of $500,000 shall be paid upon the achievement of certain sales targets, with a second installment of $ 500,000 due six months thereafter, and a final installment of $ 500,000 due three months after the second installment.

The Company has an unsecured term loan of $ 402,777 as at March 31, 2000. Interest is payable monthly, commencing September 1, 1999, at a rate of 8.75%. Capital monthly repayments are based on a 36 month term, and the term loan is renewable August 2002.


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

7. Preferred Stock:

Series A Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of the net assets Ark Foundation LLC, the Company created a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $ 5.00 per share. The Series A Stock ranks senior to the common stock. The Series A Stock has a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash. The Series A Stock is effectively redeemable and convertible at determinable prices on determinable dates. The Series A Stock is convertible beginning on January 1, 2000 into shares of the Company's common stock. If upon conversion, the market value of the common stock of the Company is less than $5.00, the Company is obligated to make up the discrepancy.

On January 1, 2000, 50,000 of Series A Stock were converted to common stock.


8.	Capital stock:

(a) Authorized capital:

    50,000,000, $0.001 par value voting common shares;

    5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

(b) Issued and outstanding:

                                                   March 31,      December 31,
                                                       	2000             	1999
3,184,906 common shares, net of 375,000 shares
(note 6)(1999 - 3,134,906 common shares)
(note 1 (k))                                         $ 3,185          $ 3,135


(c) Share transactions:


-   August 1999
    1,491,794 options were exercised for total proceeds of $ 8,044,944, increasing capital stock by $ 1,492.

-   October 1999
    8,478 options and 57,000 warrants were exercised for total proceeds of $ 396,731 increasing capital stock by $65.

(d) Summary of common stock outstanding:


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

A summary of the number of common stock outstanding and share transactions since January 1, 1999 is as follows:



January 1, 1999          		                         1,577,634

Issued on exercise of stock options and warrants    1,557,272

Adjusted balance                                    3,134,906

Preferred share conversion                             50,000

March 31, 2000                              	       3,184,906



9.	Stock options and warrants:

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

Under each plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at March 31, 2000 is $2.75 to $21.90.


Details of the options and warrants, all of which are exercisable at year-end, are as follows:

                                            						                           Weighted-
					                                                                           average
                                     	   	Other	                               exercise
                    	  Option	            Stock	                              price per
                        	Plan          	Options         Warrants     Total        share
January 1, 2000      	  5,400         	 175,500       		 55,000    	 235,900   	$ 6.43

Reclassified            2,000            (2,000)              -            -         -

Granted	                1,000                 -               -        1,000      2.75

March 31, 2000          8,400           173,500          55,000      236,900    $ 6.41


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

10. Earnings per share:


                                   		Income         	Shares        	Per share
	                               (numerator)	   (denominator)	          Amount
Period ended March 31, 2000

Basic EPS
 Earnings available to
 common stockholders             	$ (823,094)     3,184,906          $(0.26)

Diluted EPS
 Earnings available to
 common stockholders
 and assumed conversions            (823,094)      3,184,906          (0.26)



Options to purchase 1,000 shares (1999 - 180,900) and no warrants to purchase shares (1999 - 55,000) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive. The Series A Convertible Redeemable preferred stock was also not included as the effect is anti-dilutive.

11.	 Changes in operating working capital items:


                                For the three months ended March 31,
      	                                        	2000         	1999
Decrease in accounts receivable	           $ 3,978,484      $ 1,216,923
Increase in income taxes recoverable          (538,450)               -
(Increase) decrease in due from
affiliated company	                             (8,677)         206,680
Decrease (increase) in inventory	            1,307,479       (3,657,018)
Increase in prepaid expenses                  (107,154)        (636,679)
(Decrease) increase in trade
accounts payable                            (1,335,605)         999,411
Decrease in other accounts payable
and accrued liabilities                       (292,439)        (703,437)
Increase in royalties payable                   21,334            8,257
(Decrease) increase in income taxes payable 	 (420,988)         485,120

                                          	$ 2,603,984      $ (2,080,748)

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

12. 	Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2000                                         $	341,000
2001	                                         	355,000
2002	                                         	293,000
2003	                                         	261,000
2004                                           215,000
Thereafter	                                   	 17,000

                                       				$	1,482,000

Rent expense for the period ended March 31, 2000 and 1999 amounted to approximately $69,770 and $86,145 respectively.


13.	Contingencies:

(a)	Lawsuits for alleged breach of contract has been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit.  At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

    The Company has been named in a lawsuit by a lessor for recovery of amounts totaling in excess of $300,000. There have been no recent developments and in the opinion of management it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

    A class action suit, as described in note 15, has been filed against the Company. In the opinion of management it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

(b) The Company's Canadian subsidiary is also contigently liable for outstanding letters of credit or approximately $910,000 as at March 31, 2000.

14. Financial instruments:

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

At March 31, 2000 the Company had no contracts to purchase US dollars.

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

For the period ended March 31, 2000, approximately 88%
(December 31, 1999 - 64%) of the Company's sales were made to five unrelated companies. Three customers, representing approximately 67%
(December 1999 - 50%) of total sales, individually accounted for more than 2% (December 31, 1999 - 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(d)	Interest rate risk:

The Company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

15. Subsequent event:

    (a) The term loan of $402,777 was repaid in April 2000.

    (b) On or about April 7, 2000, an action againts the Company and certain of its current directors and a former director was filed in the United Stated District Court for the Southern District of New York by Robert VanDyke, purportedly representing himself and a class of similarly situated purchasers of the Company's common stock. The class-action complaint seeks damages and rescission and alleges that the Company's August 4, 1999 press release announcing an exclusive license to manufacture and distribute products in Canada based upon the "Pokemon" TM video game and television series was misleading because the license had not yet been executed and, when ultimately executed three weeks later, was non-exclusive. The complaint further alleges that this affected the market price of the Company's stock during the three week period. The Company belives the suit is without merit and intends to vigorously contest it.


GRAND TOYS INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be incaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Company's fiscal 1999 Form 10-K and in other reports filed with the Securities and Exchange Commission.


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

GRAND TOYS INTERNATIONAL, INC.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                                                    For the Three
                                                Months Ended March 31,
                                             2000           1999
                                             %              %
Net sales                                    100.00         100.00
Cost of goods sold                            86.30          69.44
Gross profit                                  13.70          30.56

Operating expenses:
  Selling, general and administrative         45.49          20.03
  Foreign exchange loss (gain)                  .52         (1.59)
  Interest on long term debt                   1.71
  Interest                                      .06           1.48
  Bad debt expense                              .80            .44
  Depreciation and amortization                4.11            .79
Total operating expenses                      52.69          21.15

(Loss) earnings before income taxes          (38.99)          9.41

Net (loss) earnings                          (23.57)          3.87

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999:

Net Loss:

Net loss was $823,094 for the first quarter of 2000 compared to a net earnings of $334,017 for the same period last year. The decrease of $1,157,111 in earnings was mainly due to the decrease in sales and the reduced margins on those sales during the period.

Net Sales:

Net sales decreased by $5,135,049 or by 59% over net sales during the first quarter of 1999. The decrease is due to the significant decrease in sales of the Furby (Tiger Electronics).

Gross Profit:

Gross profit for the Company decreased by $2,158,240, or, as a percentage of sales, gros profit decreased from 30.56% to 13.70%. The decrease in gross profit percentage was due to the sales mix in the product line, primarly due to the lower gross margins associated with the clearance of the Furby product line and the discontinuance of other product lines.



GRAND TOYS INTERNATIONAL, INC.


Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $139,791 compared to those of the first quarter of 1999 was mainly due to a decrease in cooperative advertising expense.


Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

Net Earnings:

Net earnings were $334,017 for the first quarter of 1999 compared to a net earnings of $220,866 for the same period last year. The increase of $113,151 in net earnings was mainly due to the increase in sales during the period.


Net Sales:

Net sales increased by $4,038,405 or by 88% over net sales during the first quarter of 1998. The increase is due to the significant increases in the sale of the product lines Furby (Tiger Electronics) and WCW Wrestlers
(Toy Biz Inc.).


Gross Profit:

Gross profit for the Company increased by $892,098, or as a percentage of sales, gross profit decreased from 38.02% to 30.56%. The decrease in gross profit percentage was due to the sales mix in the product line, primarily due to the lower gross margins associated with the Furby product line and the discontinuance of other product lines.


Selling, General and Administrative Expenses:

The increase in selling, general and adminsitrative expenses of $443,782 compared to those of the first quarter of 1998 was mainly due to an increase in cooperative advertising expense. However, as as percentage of sales a decrease of 7.96% was experienced.


Income Tax Expense:

As compared to the same period in 1998, the increase in income tax expense was $345,108 due to higher earnings in the period.


Liquidity and Capital Resources

The Company generally finances its operations through borrowings under the Company's Credit Agreement with its bank and by cash flow from operations. The inflow of funds during the year due to options and warrants being excercised has resulted in virtually all short-term bank debt being eliminated by year end.

GRAND TOYS INTERNATIONAL, INC.

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

The Company received $8,441,675 during the year of 1999 as a result of options and warrants being exercised.

Accounts receivable at March 31, 2000 were $4,120,191 compared to $8,083,004 at December 31, 1999. Inventory was $4,760,917 at March 31, 2000 compared to
$ 6,065,564 at December 31, 1999. Due to the seasonality to the toy industry, inventory levels will fluctuate according to customer demand.

Working capital decreased from $10,788,948 at December 31, 1999 to $9,685,819 at March 31, 2000. Net cash provided by operating activities was $1,924,279 in 2000 compared to net cash used for operating activities of $1,678,736 in 1999. Cash for additions to equipment and leasehold improvements was $67,192 compared to $51,981 in 1999, as a result of purchases relating to the acquisition of Ark Creations Inc.

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

GRAND TOYS INTERNATIONAL, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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


Part II - Other Information

Item 1.  Legal Proceedings

On November 30, 1995, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Grand Group Inc., a U.S. subsidiary, in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Proceeding"). On January 4, 1996, the Court entered an order for relief under Chapter 7 of the Untied States Bankruptcy Code and a trustee was appointed to supervise the liquidation of Grand Group Inc. To date, no other proceedings have occured in connection with the Bankruptcy.

On or About April 7, 2000, an action against the Company and certain of its current directors and a former director was filed in the United States District Court for the Southern District of New York by Robert VanDyke, purportedly representing himself and a class of similarly situated purchasers of the Company's common stock. The class-action complaint seeks damages and rescission and alleges that the Company's August 4, 1999 press release announcing an exclusive license to manufacture and distribute products in Canada based upon the "Pokemon"TM video game and television series was misleading because the license had not yet been executed and, when ultimately executed three weeks later, was non-exclusive. The complaint further alleges that this affected the market price of the Company's stock during the three week period. The Company believes the suit is without merit and intends to vigorously contest it.

Other than discussed above or in Note 13 to the Company's Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2.  Changes in Securities and Use of Proceeds

Refer to the Consolidated Financial Statements in Part I of the document.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000



GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 2000			GRAND TOYS INTERNATIONAL, INC.

By:  /s/ Stephen Altro
Stephen Altro
Chairman


By:  /s/ Ken Cieply
Ken Cieply
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)


GRAND TOYS INTERNATIONAL, INC.


Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2000      GRAND TOYS INTERNATIONAL, INC.

By: /s/ Steve Altro
Steve Altro
Chairman
(Principal Executive Officer)

Be: /s/ Ken Cieply
Ken Cieply
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)