Form 10-Q
period 2000-06-30
GRAND TOYS INTERNATIONAL INC
filed 2000-08-14
CIK 814463

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

Form 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended :  June 30, 2000


[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to


Commission File number 0-22372

GRAND TOYS INTERNATIONAL, INC
(Exact name of Issuer as specified in its charter)

Nevada                  		        98-0163743
(State or other jurisdiction of	  (I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the Issuer's classes common equity as of August 5, 2000: 3,234,906


GRAND TOYS INTERNATIONAL, INC.
Index to Quaterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended June 30, 2000


ITEMS IN FORM 10 - Q
							                                                            Page

PART I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets
   at June 30, 2000 and December 31, 1999                           4-5
Consolidated Statements of Operations
   For The Three Month and Six Month Periods
   Ended June 30, 2000 and 1999                                       6
Consolidated Satements of Stockholders' Equity
   and Comprehensive Income                                           7
Consolidated Statements of Cash Flows
   For The Six Month Period
   Ended June 30, 2000 and 1999                                       8
Notes to Consolidated Financial Statements                         9-18

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            19-22
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risks                                             23-24

PART II - Other Information

Item 1.  Legal proceedings                                           24
Item 2.  Changes in Securities and Use of Proceeds                   24
Item 3.  Defaults Upon Senior Securities                             24
Item 4.  Submission of Matters to a Vote of Security Holders         24
Item 5.  Other Information                                           24
Item 6.  Exhibits and Reports on Form 8-K                            24


Signatures                                                        25-26




GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets


                                                       June 30,   December 31,
                                                         		2000          	1999
                                                    (Unaudited)

Assets
Current assets:
Cash                                               $ 1,410,217  $         -
Accounts receivable (net of allowance for
doubtful accounts; 2000-$22,288;
1999-$90,805)(note 2)                                2,893,805    8,083,004
Income taxes recoverable                             1,291,492            -
Due from affiliated companies	                          43,922       36,801
Inventory                                            3,315,371    6,065,564
Prepaid expenses	                                    1,080,426      940,435
Total current assets                                10,035,233  	15,125,804

Deferred financing charges                             393,112      425,434
Deferred income tax                                    685,453      684,996
Equipment and leasehold improvements,net (note 3)      510,646      536,157
Intangibles (net of amortization;2000-$61,740;
1999-$123,480)(note 4)                               2,284,836    2,346,126



Total assets	                                     $ 13,908,830 $ 19,118,517



GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

                                                  June 30,     December 31,
                                                      2000             1999
                                               (Unaudited)

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness (note 5)                      $ 	        -    $   429,526
Trade accounts payable                           	 1,125,760      2,186,525
Other accounts payable and accrued liabilities	      455,265        835,630
Royalties payable	                                    17,606          2,286
Income taxes payable	                                315,391        716,223
Current portion of long term debt                          -        166,666
Total current liabilities                          1,914,022     	4,336,856

Long term debt (note 6)                            1,500,000      1,777,778
Minority interest                                       	100           	100
Preferred stock (note 7)                             750,000      1,000,000

Stockholders' equity:
Capital stock (note 8)                                	3,185          3,135
Additional paid-in capital                        19,564,627     19,314,677
Deficit                                         	(9,029,895)    (6,725,703)
Accumulated other comprehensive income -
cumulative currency translation adjustment       	 (793,209)      (588,326)
                                                	  9,744,708     12,003,783

Commitments and contingencies (notes 13 and 14)
Subsequent events (note 16)

Total liabilities and stockholders' equity	     $ 13,908,830  $ 19,118,517

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations (Unaudited)

                                 For the three months     For the six months
                                       ended June 30,           ended June 30,
                                  2000          	1999      2000          1999

Net sales                      $2,153,727  $8,672,561  $5,645,594 $17,307,193

Cost of goods sold	             2,479,545   6,006,377   5,492,865  12,004,419

Gross profit                    (325,818)   2,666,184     152,729   5,302,775

Operating expenses:
Selling, general and
administrative                  1,429,492   2,364,043   3,018,091   4,087,251
Foreign exchange loss (gain)     (41,460)   	(54,601)    (23,251)   (192,711)
Interest on long term debt         49,834           -     109,800           -                -
Interest                         (36,511)     125,044 	  (34,652)     252,757
Bad debt expense                   32,042       2,963      60,111      41,054
Depreciation and amortization     150,506     144,501     293,895     212,514
Unusual items (note 10)           264,000           -     264,000           -
                             		 1,847,904   2,581,949   3,687,995   4,400,866

(Loss) earnings before
income taxes                  (2,173,722)      84,235 (3,535,266)     901,908

Income tax recovery
(expense)                         692,624     (5,355)   1,231,074   (487,341)

Net (loss) earnings          $(1,481,098)     $78,880 $(2,304,192)  $ 414,567

(Loss) earnings per
share  (note 1 (j))
Basic                              (0.47)        0.05       (0.72)       0.26
Diluted                           	(0.47)        0.05       (0.72)       0.26

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity and
Comprehensive Income  (Unaudited)


                                                      Accumulated
		                           Additional               Other
                   	Capital  Paid-In                  Comprehensive
                    Stock    Capital     Deficit      Income 	   Total
January 1, 2000     $3,135  	$19,314,677 $(6,725,703) $(588,326) $12,003,783

Net loss for the
period                   -             -  (2,304,192)          -  (2,304,192)
Foreign currency
adjustment              	-            	-            -  (204,883)    (204,883)
Total comprehensive
income						             -             -            -          -  (2,509,075)
Share conversion        50       249,950            -          -      250,000


June 30, 2000       $3,185   $19,564,627 $(9,029,895) $(793,209)   $9,744,708

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Unaudited)


                                                 For the six months
                                                    ending June 30,
                                           		2000              1999
Cash flows from operating activities:
Net (loss) earnings                   $(2,304,192)        $414,567
Items not affecting cash:
Depreciation and amortization              293,958         212,514
Deferred income taxes                        (456)               -
Changes in operating working capital
items, (note 12)                         4,405,957       2,744,797
Net cash provided by
operating activities	                    2,395,267       3,371,879

Cash flows from financing activities:
(Decrease) increase in bank
indebtedness                             (447,867)     (2,318,523)
Decrease in long term debt               (444,444)               -
Increase in deferred financing charges    (13,123)               -
Other	                                     (3,243)       (699,980)
Net cash used for
financing activities                     (908,677)     (3,018,503)

Cash flows from investing activities:
Additions to equipment
and leasehold improvements                (76,372)      	(104,692)
Acquisition of assets                            -         120,558
Net cash used for
investing activities	                     (76,372)       (353,375)

Net change in cash, being cash at
at end of period                       $ 1,410,217        $     	-


Supplementary disclosure of cash flow information

Cash paid during the year for:
Interest	                                 $ 75,148       $ 252,757
Income taxes                               481,159         148,698


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

(a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned periods but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at June 30, 2000.

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

(ii) Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that existed at June 30, 2000.

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


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements, Continued

2.  Accounts receivable:

                                 June 30, 2000             December 31, 1999
Trade receivables                $ 1,469,026               $ 7,166,705

Other                              1,447,067                 1,007,104

Allowance for Doubtful Accounts     (22,288)                  (90,805)

Total Accounts Receivable        $ 2,893,805               $ 8,083,004

3.	Equipment and leasehold improvements:

                              June 30,               December 31,
                               			2000                       1999
                                 		Accumulated               Accumulated
                       		Cost    	depreciation     Cost     depreciation
Computer equipment	     $1,274,420    $900,721     $1,286,253   $857,726
Machinery and equipment 	  474,759     436,674        458,091   	430,434
Furniture and fixtures	    488,699     448,867        480,775    454,974
Trucks and automobiles	     82,535      81,146         84,335     82,665
Telephone equipment	        45,267      37,101         40,339     36,819
Leasehold improvements     378,159     328,683       	372,755    323,773
                        $2,743,838  $2,233,192     $2,722,548 $2,186,391
Net book value	                       $510,646                 $ 536,157

4. Acquisition:

On January 1, 1999, the Company acquired all of the assets of Ark Foundation LLC,(renamed Ark Creations Inc.) for proceeds of $ 2,500,000.

The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows:


Net assets                    $ 120,557
Patents                       1,234,803
Goodwill                      1,234,803
                            $ 2,590,163

The acquisition of the above assets was financed as follows:

Long-term debt (note 6)     $ 1,500,000
Series A 5% Cumulative
Convertible Redeemable
Preferred Stock (note 7)      1,000,000
Direct acquisition costs         90,163
                            $ 2,590,163

Net income for Ark Creations Inc., has been included in the statement of operations from January 1, 1999. In the statement of cash flows, the financing of the assets and the recognition of the intangibles have not been included as there is no cash impact.

5.	Bank indebtedness:

The Company has a secured line of credit of $17,500,000 and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances are secured by all of the assets of the Company. The effective interest rate at June 30, 2000 on the Canadian denominated line was 7.75% (7.50% at December 31, 1999),which represents prime plus 1 1/4% for both years. As at June 30, 2000, the unused portion of the credit facility is approximately $ 17,065,000. Standby fees represent 1/4 % of the unused line of credit.

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

7. Preferred Stock:

Series A Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of the net assets Ark Foundation LLC, the Company created a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $ 5.00 per share. The Series A Stock ranks senior to the common stock. The Series
A Stock has a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash. The Series A Stock is redeemable and convertible at determinable prices on determinable dates. The Series A Stock is convertible beginning on January 1, 2000 into shares of the Company's common stockon a one-for-one basis. If upon conversion, the market value of the common stock of the Company is less than $5.00, the Company is obligated to make up the discrepancy.

On January 1, 2000, 50,000 of Series A Stock were converted to common stock.

8.	Capital stock:

(a) Authorized capital:

    50,000,000, $0.001 par value voting common shares;

    5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

8. Capital stock, continued:

(b) Issued and outstanding:

                                                    June 30,     December 31,
                                                       	2000            	1999

150,000 preferred shares (1999-200,000)             $ 750,000    $1,000,000

3,184,906 common shares, net of 375,000 shares
(note 6)(1999 - 3,134,906 common shares)
(note 1 (k))                                          $ 3,185       $ 3,135


(c) Share transactions:


-   August 1999
    1,491,794 options were exercised for total proceeds of $ 8,044,944, increasing capital stock by $ 1,492.

-   October 1999
    8,478 options and 57,000 warrants were exercised for total proceeds of $ 396,731 increasing capital stock by $65.

(d) Summary of common stock outstanding:


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

A summary of the number of common stock outstanding and share transactions since January 1, 1999 is as follows:



January 1, 1999          		                         1,577,634

Issued on exercise of stock options and warrants    1,557,272

Adjusted balance                                    3,134,906

Preferred share conversion                             50,000

June 30, 2000                               	       3,184,906



9.	Stock options and warrants:

The Company has a stock option plan (the "Option Plan") which provides for the issuance of up to 300,000 options to acquire common stock of the Company.
Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers)


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

9. Stock options and warrants, continued:

of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Under each plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at June 30, 2000 is $1.41 to $21.90.

Details of the options and warrants, all of which are exercisable at year-end, are as follows:

					                                                        Weighted-
                                                             average
                                Other                        exercise
                   	  Option    Stock                        price per
                       	Plan   	Options   Warrants  Total    share
January 1, 2000    	  5,400     175,500   55,000    235,900  $6.43

Reclassified          2,000     (2,000)        -          -      -

Cancelled           (1,400)    (20,000)        -   (21,400) (6.92)

Granted	              2,000           -        -      2,000   2.08

June 30, 2000         8,000     153,500   55,000    216,500  $6.37

10. Unusual item:

The Company settled a lawsuit by a lessor for $264,000.

11. Earnings per share:

                                   		Income         	Shares       	Per share
	                               (numerator)	   (denominator)	         Amount
Quarter ended June 30, 2000

Basic EPS
 Earnings available to
 common stockholders            $(1,481,098)    3,184,906          $(0.47)

Diluted EPS
 Earnings available to
 common stockholders
 and assumed conversions         (1,481,098)    3,184,906           (0.47)


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

11. Earnings per share, continued:

Period ended June 30, 2000

Basic EPS
 Earnings available to
 common stockholders           	$(2,304,192)    3,184,906          $(0.72)

Diluted EPS
 Earnings available to
 common stockholders
 and assumed conversions         (2,304,192)    3,184,906           (0.72)


Options to purchase 1,000 shares (1999 - 180,900) and no warrants to purchase shares (1999 - 55,000) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive. The Series A Convertible Redeemable preferred stock was also not included as the effect is anti-dilutive.

12	 Changes in operating working capital items:

                                  For the six months ended June 30,
      	                                        	2000         	1999
Decrease in accounts receivable	            $5,097,538     $4,055,026
Increase in income taxes recoverable       (1,308,251)              -
(Increase) decrease in due from
affiliated company	                            (8,008)        203,772
Decrease (increase) in inventory	            2,659,579    (3,894,710)
Increase in prepaid expenses                 (255,169)      (212,576)
(Decrease) increase in trade
accounts payable                           (1,033,466)      3,248,354
Decrease in other accounts payable
and accrued liabilities                      (371,306)      (983,840)
Increase (decrease) in royalties payable        15,569       (24,402)
(Decrease) increase in income
taxes payable                                (390,549)        353,172

                                          	 $4,405,957     $2,744,797

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

13. 	Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2000                                         $	187,000
2001	                                         	311,000
2002	                                         	301,000
2003	                                         	281,000
2004                                           235,000
Thereafter	                                   	 17,000

                                       				$	1,332,000

Rent expense for the period ended June 30, 2000 and 1999 amounted to approximately $413,413 and $218,938 respectively.


14.	Contingencies:

(a)	Lawsuits for alleged breach of contract has been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit.  At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

(b) On or about April 7, 2000 an action against the Company and certain of its current directors and former director was filed in the United States District Court for the Southern District of New York by Robert VanDyke, purportedly representing himself and a class of similarly purchasers of the Company's common stock. The class-action complaint seeks damages and rescission and alleges that the Company's August 4, 1999 press release announcing an exclusive license to manufacture and distribute products in Canada based upon the "Pokemon" video game and television series was misleading because the license had not yet been executed and, when ultimately executed three weeks later, was non-exclusive. The complaint further alleges that this affected the market price of the Company's stock during the three week period. The Company believes the suit is without merit and intends to vigorously contest it.

(c) The Company has been named in a lawsuit for breach of contract in a licensing dispute, for recovery totaling in excess of $600,000. A defense is being filed against the plaintiff, and in the opinion of management it is difficult to ascertain the likelihood of an unfavorable outcome to the Company.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(d) The Company's Canadian subsidiary is also contingently liable for outstanding letters of credit of approximately $1,845,000 as at June 30, 2000.

15. Financial instruments:

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

At June 30, 2000 the Company had no contracts to purchase US dollars.

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

For the period ended June 30, 2000, approximately 64% (December 31, 1999
- 64%) of the Company's sales were made to five unrelated companies. Three customers, representing approximately 53% (December 1999 - 50%) of total sales, individually accounted for more than 2% (December 31, 1999
- 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(d)	Interest rate risk:

The Company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

16. Subsequent event:

On or about August 11, 2000, 50,000 of Series A preferred shares were converted into 50,000 shares of common stock.


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


Overview

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, volume rebate allowances, and returns of merchandise. Sales are recorded when the merchandise is shipped. As well, it includes commissions earned on direct sales to retailers from vendors represented by Grand.

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

GRAND TOYS INTERNATIONAL, INC.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                                      For the Three             For the Six
                              Months Ended June 30,   Months Ended June 30,
                                2000           1999        2000        1999
                                  %              %           %           %
Net sales                     100.00         100.00     100.00      100.00
Cost of goods sold            115.13          69.26      97.29       69.36
Gross profit                 (15.13)          30.74       2.17       30.64

Operating expenses:
  Selling, general
  and administrative           66.37          27.26      53.46       23.62
  Foreign exchange
  loss (gain)                 (1.93)         (0.63)     (0.41)      (1.11)
  Interest on long
  term debt                     2.31              -       1.94           -
  Interest                    (1.61)           1.44     (0.61)        1.46
  Bad debt expense              1.49           0.03       1.06         .23
  Depreciation and
  amortization                  6.99           1.67       5.21        1.23
  Unusual items                12.26              -       4.68           -
Total operating expenses       85.80          29.77      65.33       25.43

(Loss) earnings before
 income taxes               (100.93)          0.97     (62.62)        5.21

Net (loss) earnings          (68.77)          0.01     (40.81)        2.40

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999:

Net Loss:

Net loss was $1,481,098 for the second quarter of 2000 compared to a net earnings of $78,880 for the same period last year. The decrease of $1,559,978 in earnings was mainly due to the decrease in sales and the reduced margins on those sales during the period. As well, while the Company did endeavour to reduce selling, general and administrative expenses during the quarter, those deductions did not match, as a percentage, the reduction of the sales volume. Unusual expenses during the quarter further increased the net loss.

Net Sales:

Net sales decreased by $6,518,834 or by 75.17% over net sales during the second quarter of 1999. The decrease is due to the significant amount of sales of Furby (Tiger Electronics) in 1999. The Company no longer sells the products of Tiger Electronics. As well, a decline in consumer demand for WCW action figures led to a significant sales reduction in that product line.
of the Furby (Tiger Electronics).

GRAND TOYS INTERNATIONAL, INC.

Comparison of the three months ended June 30, 2000 to the three months ended June 30 1999, continued:

Gross Profit:

Gross profit for the Company decreased by $2,992,002, or, as a percentage of sales, gros profit decreased from 30.74% to (15.13%). The decrease in gross profit percentage was primarily due to the lower gross margins associtated with the discontinuance of certain product lines during the quarter as well as the accrual of customer incentives.

As a result of the reduction in the market demand for certain product lines, the Company reserved an additional $1,084,737 against inventory on hand. The majority of the reserve was primarily allocated against WWF, WCW and Star Wars products.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $934,551 compared to those of the second quarter of 1999 was mainly due to a decrease in cooperative advertising expense, as well as a reduction in compensation costs due to a lower head count. However, these costs, as a percentage of sales, were significatly higher this quarter compared to the same quarter of 1999 due to the much lower sales base.

Unusual items:

The Company settled a lawsuit by a lessor for $264,000.

Comparison of the three months ended June 30, 2000 to the six months ended June 30, 1999.

Net Loss:

Net loss were $2,304,192 for first six months of 2000 compared to net earnings of $414,568 for the same period last year. The decrease of $2,718,760 in net earnings was mainly due to the decrease in net sales and reduced sales margins on those sales during the period. However selling, general and administrative expenses did not reduce in proportino to sales decrease even though total outlays did decrease. Unusual expenses during the period further increased the net loss.

Net Sales:

Net sales decreased by $11,661,599 or by 67.38% over net sales during the first half of 1999. The lower net sales volume was attributted to the loss of the Furby (Tiger) product line aftr 1999, as well as lower consumer demand for WWF and WCW action figures.

GRAND TOYS INTERNATIONAL, INC.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999, continued:

Gross Profit:

Gross profit for the Company decreased by $5,150,045 or as a percentage of sales, gross profit decreased from 30.64% to 2.71%. The decrease in gross profit percentage was due to the sales mix in the product line, primarily due to the lower gross margins associated with the Furby product lines and the discontinuance of other product lines during the period as well as the accrual of customer incentives.

As a result in the market demand for certain product lines, the Company reserved an additional $1,343,493 against inventory on hand. The majority of the reserve was primarily allocated against WWF, WCW and Star Wars products.

Selling, General and Administrative Expenses:

The decrease in selling, general and adminsitrative expenses of $1,069,160 compared to those of the first six months of 1999 was due to a decrease in cooperative advertising as well as a decline in other expenses including compensation due to lower staffing leves. However, these costs, as a percentage of sales, were significantly higher this period compared to the same period of 1999 due to the much lower sales base.

Unusual items:

The Company settled a lawsuit by a lessor for $264,000.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

Liquidity and Capital Resources

In August 1999, the Company entered into a three year banking arrangement with a new lending institution. Grand Toys had obtained a secured line of credit of $17,500,000 to enable it to meet its plans.
The Company may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by the Company bear interest at prime plus 1 1/4%. The term of the loan is three years.

The Company received $8,441,675 during the year of 1999 as a result of options and warrants being exercised virtually eliminating all bank debt by the end of the year.

Accounts receivable at June 30, 2000 were $2,893,8051 compared to $8,083,004 at December 31, 1999. Inventory was $3,315,371 at June 30, 2000 compared to
$ 6,065,564 at December 31, 1999. Due to the seasonality to the toy industry, inventory levels will fluctuate according to customer demand. These levels were also less than previous periods due to the lower sales levels experienced by the Company.

Working capital decreased from $10,788,948 at December 31, 1999 to $8,121,211 at June 30, 2000. Net cash provided by operating activities was $2,395,267 in 2000 compared to net cash used for operating activities of $3,371,879 in 1999. Cash used for additions to equipment and leasehold

GRAND TOY INTERNATIONAL, INC.

Liquidity and Capital Resources, continued:

improvements was $76,372 compared to $104,692 in 1999, as a result of purchases relating to the acquisition of Ark Creations Inc.

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

Effects Of Inflation

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in this period.

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

GRAND TOYS INTERNATIONAL, INC.

Item 3.  Quantitive and Qualitatie Disclosures About Market Risk, continued:

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


Part II - Other Information

Item 1.  Legal Proceedings

Other than discussed above or in Notes 14 to the Company's Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2.  Changes in Securities and Use of Proceeds

Refer to the Consolidated Financial Statements in Part I of the document.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000



GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 2000			GRAND TOYS INTERNATIONAL, INC.

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

Dated:  August 14, 2000      GRAND TOYS INTERNATIONAL, INC.

By:
Steve Altro
Chairman
(Principal Executive Officer)

By:
Ken Cieply
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)