Form 10-Q
period 2000-09-30
GRAND TOYS INTERNATIONAL INC
filed 2000-11-17
CIK 814463

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

Form 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended :  September 30, 2000


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

Indicate the number of shares outstanding of each of the Issuer's classes common equity as of November 15, 2000: 3,234,906 shares of common stock.


GRAND TOYS INTERNATIONAL, INC.
Index to Quaterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended September 30, 2000


ITEMS IN FORM 10 - Q
							                                                            Page

PART I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets
   at September 30, 2000 and December 31, 1999                           4-5
Consolidated Statements of Operations
   For The Three Month and Nine Month Periods
   Ended September 30, 2000 and 1999                                       6
Consolidated Satements of Stockholders' Equity
   and Comprehensive Income                                           7
Consolidated Statements of Cash Flows
   For The Nine Month Period
   Ended September 30, 2000 and 1999                                       8
Notes to Consolidated Financial Statements                         9-20

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            21-24
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risks                                             25-26

PART II - Other Information

Item 1.  Legal proceedings                                           27
Item 2.  Changes in Securities and Use of Proceeds                   28
Item 3.  Defaults Upon Senior Securities                             28
Item 4.  Submission of Matters to a Vote of Security Holders         28
Item 5.  Other Information                                           28
Item 6.  Exhibits and Reports on Form 8-K                            28


Signatures                                                        28-29




GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets


                                                       September 30, December 31,
                                                         		2000          	1999
                                                    (Unaudited)

Assets
S>
Current assets:
Cash                                               $  613,224  $         -
Accounts receivable (net of allowance for
doubtful accounts; 2000-$59,860;
1999-$90,805)(note 2)                                3,850,680    8,083,004
Income taxes recoverable                             1,223,643          -
Due from affiliated companies	                          40,386       36,801
Inventory                                            3,084,748    6,065,564
Prepaid expenses	                                      423,184      940,435
Total current assets                                 9,235,865  	15,125,804

Deferred financing charges                                -         425,434
Deferred income tax                                    684,996      684,996
Equipment and leasehold improvements,net (note 3)      495,902      536,157
Intangibles (net of amortization;2000-$2,346,126;
1999-$123,480)(note 4)                                    -       2,346,126



Total assets	                                     $ 10,416,763  $ 19,118,517



GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

                                                  September 30,     December 31,
                                                      2000             1999
                                               (Unaudited)

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness (note 5)                      $ 	        -    $   429,526
Trade accounts payable                           	 1,466,739      2,186,525
Other accounts payable and accrued liabilities	      305,460        835,630
Royalties payable	                                    37,397          2,286
Income taxes payable	                                295,545        716,223
Current portion of long term debt                          -        166,666
Total current liabilities                          2,105,141     	4,336,856

Long term debt (note 6)                            1,500,000      1,777,778
Minority interest                                       	100           	100
Preferred stock (note 7)                             500,000      1,000,000

Stockholders' equity:
Capital stock (note 8)                                	3,235          3,135
Additional paid-in capital                        19,814,577     19,314,677
Deficit                                         	(12,608,872)    (6,725,703)
Accumulated other comprehensive income -
cumulative currency translation adjustment       	 (897,418)      (588,326)
                                                	  6,311,522     12,003,783

Commitments and contingencies (notes 14 and 15)
Subsequent events (note 17)

Total liabilities and stockholders' equity	     $ 10,416,763  $ 19,118,517

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations (Unaudited)

                                 For the three months     For the six months
                                 ended September 30,      ended September 30,
                                  2000          	1999      2000          1999

Net sales                      $4,592,192  $9,945,009  $10,237,786 $27,343,077

Cost of goods sold	             3,753,536   5,754,489    9,246,401  17,822,728

Gross profit                      838,656   4,190,520      991,385   9,520,349

Operating expenses:
Selling, general and
administrative                  1,451,670   2,507,543   4,469,761    6,614,831
Foreign exchange loss (gain)     (70,671)   	 194,541    (93,922)        1,562
Interest on long term debt         -           -          109,800           -                -
Interest                         (26,423)     149,376 	  (61,075)     403,417
Bad debt expense                   21,325      15,649      81,436      57,010
Depreciation and amortization     152,101      90,723     445,996     301,928
Unusual items (note 11)         2,914,783        -      3,178,783           -
                             		 4,442,785   2,957,832   8,130,779   7,378,748

(Loss) earnings before
income taxes                  (3,604,129)   1,232,688  (7,139,394)  2,141,600

Income tax recovery
(expense)                         425,151     (552,882)  1,256,225   (983,157)

Net (loss) earnings          $(3,578,978)  $679,806   $(5,883,169) $ 1,158,443

(Loss) earnings per
share  (note 1 (j))
Basic                              (1.11)        0.30       (1.84)       0.64
Diluted                           	(1.11)        0.30       (1.84)       0.64

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity and
Comprehensive Income  (Unaudited)


                                                      Accumulated
		                           Additional               Other
                   	Capital  Paid-In                  Comprehensive
                    Stock    Capital     Deficit      Income 	   Total
January 1, 2000     $3,135  	$19,314,677 $(6,725,703) $(588,326) $12,003,783

Net loss for the
period                   -             -  (5,883,169)          -  (5,883,169)
Foreign currency
adjustment              	-            	-            -  (309,092)    (309,092)
Total comprehensive
income						             -             -            -          -  (6,192,261)
Share conversion        50       499,900            -          -      500,000


September 30, 2000   $3,185   $19,814,577 $(12,608,872) $(897,418)  $6,311,522

See accompanying notes to consolidated financial statements.


GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Unaudited)


                                                 For the six months
                                                    ending September 30,
                                           		2000              1999
Cash flows from operating activities:
Net (loss) earnings                   $(5,883,169)        $1,158,443
Items not affecting cash:
Depreciation and amortization             445,996           301,928
Deferred financing write-off              452,683
Intangible write-off                    2,346,126
Changes in operating working capital
items, (note 13)                         3,287,317       (1,874,045)
Net cash provided by
operating activities	                    1,648,953         (413,673)

Cash flows from financing activities:
(Decrease) increase in bank
indebtedness                             (445,118)       (7,195,854)
Decrease in long term debt               (444,444)               -
Increase in deferred financing charges    (42,532)               -
Other	                                     15,349          (269,572)
Net cash used for
financing activities                     (916,745)       (6,926,282)

Cash flows from investing activities:
Additions to equipment
and leasehold improvements                (118,984)      	(170,549)
Acquisition of assets                            -        (241,899)
Net cash(used for)provided by
investing activities	                     (118,984)       7,620,002

Net change in cash, being cash at
at end of period                         $ 613,224        $     	-


Supplementary disclosure of cash flow information

Cash paid during the year for:
Interest	                                 $146,400       $ 403,417
Income taxes                               496,694         148,896


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

(a) Financial statement presentation:

The accompanying consolidated financial statements are not audited for the mentioned periods but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 2000.

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1. Significant accounting policies, continued:

(e) Deferred financing charges:

Deferred financing charges represent the costs incurred relating to the negotiation of the credit facility. Deferred financing charges are amortized over 36 months, the original term of the financing,subject to subsequent changes in the term of the ficility.

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

(ii) Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that existed at September 30, 2000.

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


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements, Continued

2.  Accounts receivable:

                                 September 30, 2000        December 31, 1999
Trade receivables                $ 2,338,207                    $ 7,166,705

Other                              1,572,333                      1,007,104

Allowance for Doubtful Accounts     (59,860)                        (90,805)

Total Accounts Receivable        $ 3,850,680                     $ 8,083,004

3.	Equipment and leasehold improvements:

                              September 30,               December 31,
                               			2000                       1999
                                 		Accumulated               Accumulated
                       		Cost    	depreciation     Cost     depreciation
Computer equipment	     $1,261,806     $919,389     $1,286,253   $857,726
Machinery and equipment 	  486,648     438,377        458,091   	430,434
Furniture and fixtures	    496,452     444,232        480,775    454,974
Trucks and automobiles	     81,278      80,031         84,335     82,665
Telephone equipment	        44,666      37,152         40,339     36,819
Leasehold improvements     372,400     328,167       	372,755    323,773
                        $2,743,250  $2,247,348     $2,722,548 $2,186,391
Net book value	                       $495,902                 $ 536,157

4. Acquisition:

On January 1, 1999, Ark Creations, Inc. a wholly owned subsidiary acquired all of the assets of Ark Foundation LLC, for an aggregate of $ 2,500,000, consisting of the Company's Convertible preferred stock having a stated value of $1,000,000 and an interest bearing promissory note of Ark Creations in the principal amount of $1,500,000.


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

The Company recognized the permanent impairment in value of goodwill from an acquisition of $2,253,516.

5.	Bank indebtedness:

The Company has a secured line of credit of $17,500,000 and can draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances are secured by all of the assets of the Company. The effective interest rate at September 30, 2000 on the Canadian denominated line was 7.75% (7.50% at December 31, 1999),which represents prime plus 1 1/4% for both years. As at September 30, 2000, the unused portion of the credit facility is approximately $ 17,113,224. Standby fees represent 1/4 % of the unused line of credit. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and to expire in January 2001. The Company is currently in discussions to open up a new credit facility with a new financial institution.

6. Long term debt:

Ark Creations Inc.has long-term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $ 1,500,000, see note 4. Interest is payable quarterly, commencing
April 1, 1999 at a rate of 5.76% per annum until June 1, 1999, 9.76% per annum thereafter until the first principal installment of $ 500,000 is paid, and 5.76% per annum thereafter to maturity. The note is secured by a pledge of 375,000 shares of the Company's common stock. A principal installment of $500,000 shall be paid upon the achievement of certain sales targets, with a second installment of $ 500,000 due six months thereafter, and a final installment of $ 500,000 due three months after the second installment.

7. Preferred Stock:

Series A Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of the assets Ark Foundation LLC, the Company created a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $ 5.00 per share. The Series A Stock ranks senior to the common stock. The Series
A Stock has a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash. The Series A Stock is redeemable and convertible at determinable prices on determinable dates. The Series A Stock is convertible beginning on January 1, 2000 into shares of the Company's common stock on a one-for-one basis. If upon conversion, the market value of the common stock of the Company is less than $5.00, the Company is obligated to make up the discrepancy.

On January 1, 2000, 50,000 shares of Series A Stock were converted to common stock.

On July 17, 2000, 50,000 shares of Series A Stock were converted to 50,000 shares of common stock.

8.	Capital stock:

(a) Authorized capital:

    50,000,000, $0.001 par value voting common shares;

    5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. See note 6 for the terms of the class designated Series A Preferred Stock.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

8. Capital stock, continued:

(b) Issued and outstanding:

                                                    September 30, December 31,
                                                       	2000            	1999

100,000 preferred shares (1999-200,000)             $ 500,000    $1,000,000

3,234,906 common shares, net of 375,000 shares
(note 6)(1999 - 3,134,906 common shares)
                                                    $ 3,235       $ 3,135


(c) Share transactions:


-   August 1999
    1,491,794 options were exercised for total proceeds of $ 8,044,944, increasing capital stock by $ 1,492.

-   October 1999
    8,478 options and 57,000 warrants were exercised for total proceeds of $ 396,731 increasing capital stock by $65.

-   January 2000
    50,000 preferred shares of Series A Stock were converted to 50,000 shares of common stock.

-   July 2000
    50,000 preferred shares of Series A Stock were converted to 50,000 shares of of common stock.

(d) Summary of common stock outstanding:


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

A summary of the number of common stock outstanding and share transactions since January 1, 1999 is as follows:



January 1, 1999          		                         1,577,634

Issued on exercise of stock options and warrants    1,557,272

Adjusted balance                                    3,134,906

Preferred share conversion                            100,000

September 30, 2000                          	       3,234,906



9.	Stock options and warrants:

The Company has a stock option plan as amended (the "Option Plan") which provides for the issuance of up to 300,000 options to acquire common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers)of the Company,or,in the case of Non-statutory Stock Options,all employees (including officers) or non-employee directors of the Company.


GRAND TOYS INTERNATIONAL, INC.


9. Stock options and warrants, continued:


Under each plan, the exercise price of each option equals the market price of the Company's stock on the grant date and an option's maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at September 30, 2000 is $1.41 to $21.90.

Details of the options and warrants, all of which are exercisable at year-end, are as follows:

					                                                        Weighted-
                                                             average
                                Other                        exercise
                   	  Option    Stock                        price per
                       	Plan   	Options   Warrants  Total    share
January 1, 2000    	  5,400     175,500   55,000    235,900  $6.43

Reclassified          2,000     (2,000)        -          -      -

Cancelled           (1,400)    (20,000)        -   (21,400) (6.92)

Granted	            303,000           -        -    303,000   2.65

September 30, 2000  309,000     153,500   55,000    517,500  $4.21

10.  Income Taxes:

     (a) As of September 30, 2000, the Company has $7,758,000 (December 31, 1999 - $6,642,000) of net operating losses available for tax purposes to reduce future taxable income in United States, beginning to expire in 2009. Approximately $2,000,000 of taxable income must be generated in the U.S. subsidiaties to allow for the realization of the asset before valuation allowance prior to the expiration of the losses.

     (b) As at September 30, 2000, the Canadian subsidiaries have approximately $1,000,000 of operating losses that can be carried forward until 2007 and utilized against future taxable imcome. The benefits of these losses have not been recorded by the Company.

11. Unusual Items:

The company incurred unusual non-recurring expenses in the current quarter. These comprised the following items;

    (a) The Company settled a lawsuit by a lessor for $264,000.

    (b) The Company recognized the permanent impairment in value of goodwill from an acquisition of $2,253,516.

    (c) Due to the amendment of the credit line to a shorter period, the company has taken a charge against earnings of the full amount of the deferred financing charges of $538,062.

    (d) The Company has written off $123,205 as a result of discontinuing its proposed acquisition of Limited Treasures, Inc.

11. Earnings per share:

                                   		Income         	Shares       	Per share
	                               (numerator)	   (denominator)	         Amount
Quarter ended September 30, 2000

Basic EPS
Earnings available to
common stockholders            $(3,578,978)    3,226,210          $(1.11)


Diluted EPS
Earnings available to
common stockholders
and assumed conversions         (3,578,978)    3,226,210           (1.11)


GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

11. Earnings per share, continued:

Period ended September 30, 2000

Basic EPS
Earnings available to
common stockholders           	$(5,883,169)    3,198,775          $(1.84)

Diluted EPS
Earnings available to
common stockholders
and assumed conversions         (5,883,169)    3,198,775           (1.84)


Options to purchase 2,000 shares (1999 - 180,900) and no warrants to purchase shares (1999 - 55,000) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive. The Series A Convertible Redeemable preferred stock was also not included as the effect is anti-dilutive.

12	 Changes in operating working capital items:

                                  For the six months ended September 30,
      	                                        	2000         	1999
Decrease in accounts receivable	            $4,065,131     $  (259,945)
Increase in income taxes recoverable       (1,262,580)              -
(Increase) decrease in due from
affiliated company	                            (5,036)         210,654
Decrease (increase) in inventory	            2,836,188      (5,387,096)
Decrease (increase) in prepaid expenses        205,994      (1,095,451)
(Decrease) increase in trade
accounts payable                             (665,486)       4,027,480
Decrease in other accounts payable
and accrued liabilities                      (518,751)         169,106
Increase (decrease) in royalties payable       36,039          (53,419)
(Decrease) increase in income
taxes payable                                (404,182)         852,837

                                          	 $4,287,317      $(1,874,045)

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

13. 	Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2000                                         $ 104,000
2001	                                         	339,000
2002	                                         	312,000
2003	                                         	286,000
2004                                           234,000
Thereafter	                                   	 17,000

                                       				$	1,292,000

Rent expense for the period ended September 30, 2000 and 1999 amounted to approximately $460,610 and $313,179 respectively.


14.	Contingencies:

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(d) The Company's Canadian subsidiary is also contingently liable for outstanding letters of credit of approximately $1,000,000 as at September 30, 2000.

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

At September 30, 2000 the Company had no contracts to purchase US dollars.

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

For the period ended September 30, 2000, approximately 68% (December 31, 1999
- 64%) of the Company's sales were made to five unrelated companies.
Three customers, representing approximately 53% (December 1999 - 50%) of total sales, individually accounted for more than 13% (December 31, 1999
- 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(d)	Interest rate risk:

The Company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

16. Subsequent events:

    (a) On October 24, 2000, the company amended its line of credit to $3,500,000.The revised credit line will expire in January 2001.

    (b) The letter if intent for the proposed acquisition of Limited Treasures has expired and the Company has determined not to pursue the acquisition.

    (c) The Company's wholly-owned subsidiary, Ark Creations, Inc. was required to make an interest payment of $36,600 to Ark Foundation, LLC under the terms of its Subordinated Promissory Note dated January 1, 1999 under which there remains an unpaid principal balance of $1,500,000. On October 4, 2000, Ark Creations, Inc. received a demand for payment from Ark Foundation, LLC. Ark Creations, Inc. has not made the demanded payment. As of the date of this report, in addition to the unpaid principal amount $48,800 of interest had accrued on the note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be incaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; the Company's acquisition and growth strategy; the Company's ability to obtain sufficient lines of credit to enable it to operate without restrictions; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Company's fiscal 1999 Form 10-K and in other reports filed with the Securities Exchange Commission.

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

Accounts receivables are net of an allowance for doubtful accounts. The allowance is adjusted periodically to reflect the current status of receivables. Management believes that current reserves for doubtful accounts are adequate. Sales of products to retailers and distributors are on an irrevocable basis. Consistent with industry practices, Grand Canada may make exceptions to this policy on a case-by-case negotiated basis. Inventory is comprised of finished goods at landed cost.

All amounts are in US$ unless otherwise noted.

GRAND TOYS INTERNATIONAL, INC.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                              For the Three Months       For the Nine Months
                              Ended September 30,        Ended September 30,
                                2000           1999        2000        1999
                                  %              %           %           %
Net sales                     100.00         100.00     100.00      100.00
Cost of goods sold             81.74          57.86      90.32       65.18
Gross profit                   18.26          42.14       9.68       34.82

Operating expenses:
  Selling, general
  and administrative           31.61          25.21      43.66       24.19
  Foreign exchange
  loss (gain)                 (1.54)           1.96      (0.92)       0.01
  Interest on long
  term debt                     -              -          1.07           -
  Interest                    (1.58)           1.50      (0.60)        1.48
  Bad debt expense              1.47           0.16       0.80         0.21
  Depreciation and
  amortization                  3.31           0.91       4.35        1.10
  Unusual items                63.47              -      31.05           -
Total operating expenses       96.74          29.74      79.41       26.99

(Loss) earnings before
 income taxes                (78.48)          12.40     (69.73)        7.83

Net (loss) earnings          (77.94)           6.84     (57.46)        4.24

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999:

Net Loss:

Net loss was $3,578,978 for the second quarter of 2000 compared to a net earnings of $679,806 for the same period last year. The decrease of $3,258,784 in earnings was mainly due to the unusual charge of $2,914,783 consisting of prepaid and intangible write-offs and the decrease in sales and reduced margins on those sales during the period. In addition, while the Company did endeavour to reduce selling, general and administrative expenses during the quarter, those deductions did not match, as a percentage, the reduction of the sales volume. The net loss was further increased by the restriction of income tax recoveries of a subsidiary to the amount that can be recovered from taxes paid in prior years. The Company will have until 2007 to be able to apply unutilized tax losses against future taxable income.

Net Sales:

Net sales decreased by $5,352,817 or by 53.82% over net sales during the second quarter of 1999. The decrease is due to the significant amount of sales of Furby (Tiger Electronics) in 1999. The Company no longer sells the products of Tiger Electronics. Net sales were also adversely affected by, a decline in consumer demand for WCW action figures leading to a significant sales reduction in that product line.


GRAND TOYS INTERNATIONAL, INC.

Comparison of the three months ended September 30, 2000 to the three months ended September 30 1999, continued:

Gross Profit:

Gross profit for the Company decreased by $3,351,864, or, as a percentage of sales, gros profit decreased from 42.14% to 18.26%. The decrease in gross profit percentage was primarily due to the lower gross margins associtated with the discontinuance of certain product lines during the quarter as well as the accrual of customer incentives.

As a result of the reduction in the market demand for certain product lines, the Company reserved an additional $254,871 against inventory on hand. The majority of the reserve was primarily allocated against WWF, WCW and Star Wars products.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $1,055,873 compared to those of the second quarter of 1999 was mainly due to a decrease in cooperative advertising expense, as well as a reduction in compensation costs due to a lower head count. However, these costs, as a percentage of sales, were significatly higher this quarter compared to the same quarter of 1999 due to the much lower sales base. Fixed overhead expenses, such as rent and lease costs, restricts the company's effectiveness in having a relative decrease in line with the decrease in sales.

Unusual Items:

The Company incurred unusual non-recurring expenses this period. These expenses comprised the following items;


     (a) The Company recognized the permanent impairment in value of goodwill from an acquisition of $2,253,516.

     (b) Due to the amendment of the credit line to a shorter period, the Company has taken a charge against earnings of the full amount of the deferred financing charges of $535,772.

     (c) The Company has written off $125,495 as a result of discontinuing a proposed acquisition of Limited Treasures.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

Net Loss:

Net loss were $5,883,169 for first nine months of 2000 compared to net earnings of $1,158,443 for the same period last year. The decrease of $7,041,612 in net earnings was mainly due to the unusual charge of $3,178,783 consisting of prepaid and intangible write-offs and the decrease in net sales and reduced sales margins on those sales during the period. In addition, while the Company did endeavour to reduce selling, general and administrative expenses for the period, those deductions did not match, as a percentage, the reduction of the sales volume. The net loss was further increased by the restriction of income tax recoveries of a subsidiary to the amount that can be recovered from taxes paid in prior years. The Company will have until 2007 to be able to apply unutilized tax losses against future taxable income.

Net Sales:

Net sales decreased by $17,105,291 or by 62.56% over net sales during the same period of 1999. The lower net sales volume was attributted to the loss of the Furby (Tiger) product line aftr 1999, as well as lower consumer demand for WWF and WCW action figures.


GRAND TOYS INTERNATIONAL, INC.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999, continued:

Gross Profit:

Gross profit for the Company decreased by $8,528,964 or as a percentage of sales, gross profit decreased from 34.82% to 9.68%. The decrease in gross profit percentage was due to the sales mix in the product line, primarily due to the lower gross margins associated with the Furby product lines and the discontinuance of other product lines during the period as well as the accrual of customer incentives.

As a result of the reduction in the market demand for certain product lines, the Company reserved an additional $1,598,364 against inventory on hand. The majority of the reserve was primarily allocated against WWF, WCW and Star Wars products.

Selling, General and Administrative Expenses:

The decrease in selling, general and adminsitrative expenses of $2,145,070 compared to those of the first nine months of 1999 was due to a decrease in cooperative advertising as well as a decline in other expenses including compensation due to lower staffing leves. However, these costs, as a percentage of sales were significantly higher this period compared to the same period of 1999 due to the much lower sales base. Fixed overhead expenses, such as rent and lease costs, restricts the Company's effectiveness in having a relative decrease in line with the decrease in sales.

Unusual items:

The Company recongnized unusual expenses this period while none were recorded in the same period last year. These expenses comprised the following items:

     (a)  The Company settled a lawsuit by a lessor for $264,000.

     (b) The Company recognized the permanent impairment in value of goodwill from an acquisition of $2,253,516.

     (c) Due to the amendment of the credit line to a shorter period, the Company has taken a charge against earnings of the full amount of the deferred financing charges of $538,062.

     (d) The company has written off $123,205 as a result of discontinuing a proposed acquisition.


Liquidity and Capital Resources

In August 1999, the Company entered into a three year banking arrangement with a new lending institution. Grand Toys had obtained a secured line of credit of $17,500,000 to enable it to meet its plans.
The Company may draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by the Company bear interest at prime plus 1 1/4%. The term of the loan was three years.
In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and to expire in January 2001. The Company is currently in discussions to open up new banking facilities with another financial institution.

Failure to obtain a credit facility would have a material adverse effect on the Company because the Company would not have the capital necessary to make product purchases. This would force the Company to curtail or cease business operations.

In 1999, the Company received $8,441,675 as a result of the issuance of 1,557,272 shares upon the exercise of options and warrants. These sales allowed the Company to eliminate vertually all of its bank debt by December 31, 1999.

Accounts receivable at September 30, 2000 were $3,850,680 compared to $8,083,004 at December 31, 1999. Inventory was $3,084,748 at September 30, 2000 compared to $ 6,065,564 at December 31, 1999. Due to the seasonality to the toy industry, inventory levels will fluctuate according to customer demand. These levels were also less than previous periods due to the lower sales levels experienced by the Company.

Working capital decreased from $10,788,948 at December 31, 1999 to $7,130,724 at September 30, 2000. Net cash provided by operating activities was $1,648,953 in 2000 compared to net cash used for operating activities of $413,673 in 1999. Cash used for additions to equipment and leasehold improvements was $118,984 compared to $170,549 in 1999.

GRAND TOY INTERNATIONAL, INC.

Liquidity and Capital Resources, continued:


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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting of Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including forward foreign exchange contracts. This statement, as amended by SFAS No. 137, shall be effective for the Company's financial statements for December 31, 2000. The Company does not have any derivative instruments of hedging activities.

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


Part II - Other Information

Item 1.  Legal Proceedings

During the quarter ended September 30, 2000, there were no material developements to any legal proceedings which have been previously reported by the Company. See Note 15(b) for a description of material legal proceedings which were commenced after December 31, 1999.

During the second quarter of 2000, the Company settled a lawsuit for $264,000.

Item 2.  Changes in Securities and Use of Proceeds

On July 17, 2000, the Company issued 50,000 common shares upon conversion of 50,000 shares of its Series A 5% Convertible Preferred Stock. The issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

The Company's wholly-owned subsidiary, Ark Creations, Inc. was required to make an interest payment of $36,600 to Ark Foundation, LLC under the terms of its. Subordinated Promissory Note dated January 1, 1999 under which there remains an unpaid principal balance of $1,500,000. On October 4, 2000, Ark Creations, Inc. received a demand for payment from Ark Foundation, LLC. Ark Creations, Inc. has not made the demanded payment. As of the date of this report, in addition to the unpaid principal amount, $48,800 of interest had accrued on the note.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 28, 2000, Grand held its annual meeting of stockholders. At the meeting, the following actions took place:

     1. The Stockholders re-elected Stephen Altro, David Mars, Elliot Bier and James Rybakoff as directors of Grand. The number of votes for and against each of them was as follows:

     Director Name     For         Against      Withheld        Abstain

     Stephen Altro     2,785,875   10,180        n/a            38,535
     David Mars        2,785,875   10,180        n/a            38,535
     Elliot Bier       2,795,095      960        n/a            38,535
     James Rybakoff    2,795,315      740        n/a            38,535


     2.The Stockholders approved an amendment and restatement of Grand's 1993
       Stock Option Plan which increased the number of shares available for grant under the plan from 300,000 to 600,000. 890,075 shares were voted for the amendment, 58,696 shares were voted against the amendment, 1,864,922 shares were withheld and 20,897 shares abstained.

     3.The Stockholders ratified the approval of KPMG LLP to serve as Grand's auditors for the fiscal year ending December 31, 2000. 2,816,235 shares were voted for the appointment 9,431 shares were voted against the appointment, no shares were withheld and 8,924 shares adstained.



Item 5.  Other Information

None


Item 6.  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000



GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 15, 2000			GRAND TOYS INTERNATIONAL, INC.

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

Dated:  November 15, 2000      GRAND TOYS INTERNATIONAL, INC.

By:
Steve Altro
Chairman
(Principal Executive Officer)

By:
Ken Cieply
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)