Form 10-K
period 2000-12-31
GRAND TOYS INTERNATIONAL INC
filed 2001-04-02
CIK 814463

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

Form 10 - K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended 			December 31, 2000


						OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from 			 to


Commission file number 0-22372

	Grand Toys International, Inc.

(Exact name of registrant as specified in its charter)

	Nevada						98-0163743

(State or  other jurisdiction of			(I.R.S. Employer
Identification No.)
incorporation or organization)

	1710 Trans Canada Hwy., Dorval, Quebec, Canada, H9P 1H7

(Address of principal executive offices, Zip Code)

Issuers telephone number, including area code 	(514) 685-2180


Securities registered pursuant to Section 12 (b) of the Exchange Act:
None

Securities registered pursuant to Section 12 (g) of the Exchange Act:
Common Stock $.001 par  value

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained to the best of Issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The Issuers revenues for the year ended December 31, 2000 were $12,017,885.
The number of shares outstanding of the Issuers common stock is 3,284,906 (as of February 28, 2001).
The aggregate market value of the voting stock held by non affiliates of the Issuer was approximately $1,231,840 (as of February 28, 2001)









GRAND TOYS INTERNATIONAL,
INC.

Index to Annual Report on Form 10  K
Filed with the Securities and Exchange Commission
Year ended December 31, 2000


ITEMS IN FORM 10  K



Page
PART I






Item 1.    Description of Business
    3

Item 2.    Description of Property
    8

Item 3.    Legal Proceedings
    9

Item 4.    Submission of Matters to a Vote of Security Holders
    9



PART II






Item 5.    Market for Common Equity and Related Stockholder
               Matters
  10

Item 6.    Selected Financial Data
  11

Item 7.    Managements Discussion and Analysis or Plan of
               Operation

  12

Item 7a.  Quantitative and Qualitative Disclosures About
                Market Risk

  17

Item 8.    Financial Statements
  17

Item 9.    Changes in and Disagreements with Accountants


	    on Accounting and Financial Disclosure
  18




PART III






Item 10.  Directors and Executive Officers of the Registrant
  20

Item 11.  Executive Compensation
  22

Item 12.  Security Ownership of Certain Beneficial Owners and
                Management

  26

Item 13.  Certain Relationships and Related Transactions
  28



PART IV




Item 14.  Exhibits, Reports on Form 8  K



  28

SIGNATURES





  35

P
A
R
T

I

This Form 10-K of Grand Toys International, Inc. (the Company) contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, which statements are subject to risks and uncertainties. Statements indicating that the Company expects, estimates or believes are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are many important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K.

Item 1.

Description of Business:

Introduction

Grand Toys International, Inc. (the Company), through its
Canadian subsidiaries, Grand Toys Ltd. and Grand Concepts Inc. (collectively Grand Canada) has been engaged in the toy business in Canada for over 40 years and currently distributes a wide variety of toys and fashion accessories throughout Canada. Grand Canadas business consists of four areas of operation: (i) the importation and distribution throughout Canada, on an exclusive and non-exclusive basis, of a wide variety of well-known toy products and fashion accessories including, party goods, stationery and accessories; (ii) the sale of toy products and fashion accessories featuring popular characters licensed to the Company;
(iii) earning commissions on the sale of products, represented by Grand Canada and shipped directly from the overseas vendor to Canadian customers; and (iv) the sale of proprietary products, such as puzzles, mobiles, and gift-related items.

The Companys United States subsidiary, Sababa Toys Inc., which was organized in 2000, distributes proprietary products and develops product concepts to be sold to third parties or developed internally. Through the end of fiscal 2000, Sababa Toys Inc.
generated no revenues.

Unless the context otherwise requires, references herein to Grand Toys or the Company include Grand Toys International, Inc. and its operating subsidiaries, Grand Toys Ltd., Grand Concepts Inc., and Sababa Toys Inc. The Companys revenues are primarily derived from the operations of Grand Canada. The Companys other United States Subsidiary, Ark Creations, Inc., which developed a proprietary line of puzzles, ceased operations during the fiscal year ended December 31, 2000.

Products

Grand Canada imports into Canada for distribution select toys and fashion accessories from vendors who typically design, develop and sell their products in other countries. In determining which items to import, Grand Canada examines such factors as consumer acceptance of the particular products in other countries, and Canadian consumer tastes for such products based on similar products distributed previously in Canada. In addition, prior to ordering a product, Grand Canada attempts to predict the potential demand for such product by exhibiting it to Grand
Canadas existing customers.

The following table sets forth certain vendors whose products
Grand Canada distributes in Canada, the type of products they manufacture, and the price range within which Grand Canada sells such products to retailers.


Vendor   (Head Office)
Products Distributed
by the Company
Product Price
Range ($)

Grand (H.K.) Ltd. - Affiliate

Proprietary & licensed products

1.52   -    20.23
Intex (Taiwan)
Inflatable water toys
0.27   -  451.14
J.D. Components
P & M Products
Scooters
Arts & Crafts
37.50 -    39.50
1.08   -    15.48
Processed Plastic (U.S.)
Plastic toys, ride-on vehicles, and etc.
0.37   -    31.85
Spectra Star Toys (U.S.)
Kites
0.59   -    12.66
Toy Biz (U.S.)
Male action figures, dolls
3.36   -    95.73
Toymax (U.S.)
Electronic toys
3.43   -    85.92
Unice S.A. (Spain)
Balls
1.11   -      1.86




Design and Development


As is common in the toy and fashion accessory industries, Grand Canada receives numerous concepts from unaffiliated third parties for new products. Grand Canada does not employ its own inventors of new concepts but if it accepts and develops an inventors concept for a new product, it will pay royalties to the inventor on sales from that product.

The Company, through its US subsidiary, Sababa Toys Inc., develops new concepts to be developed internally or by the other subsidiaries within the corporate group, or sold to third parties.

Grand Toys International, Inc. develops proprietary products and uses internal staff to develop the design and development of these products, to be sold to third parties.

All safety testing of the Companys products is done by the manufacturers at the manufacturers factories and is designed to meet safety regulations imposed by the Canadian and United States governmental authorities. The Company also monitors quality assurance procedures of the vendors for its products for safety purposes at its warehouse facilities.

Sources of Product

Approximately 73% of the Companys gross sales in 2000 were from products supplied by the following four vendors: Toy Biz, Tiger Electronics, J.D. Components, and Toymax. These products accounted for 35%, 14%, 13% and 12%, respectively, of 2000 gross sales. Other than the products from the above-mentioned vendors, no products from any other vendor accounted for more than 7% of the Companys gross sales in 2000. In
February 1999, Hasbro acquired Tiger Electronics Inc. and terminated the distribution of Tiger products by Grand Canada effective December 31, 1999. Grand Toys sold the remaining
Tiger products in its inventory by the end of the first quarter of 2000, after which time all sales of Tiger products ceased.

Therefore, products that accounted for 14% of sales in 2000 are no longer a part of the Companys product line. This had, and will continue to have, an adverse effect on the Companys operations. The Company is sourcing new products and looking at potential acquisitions. If one or more of the remaining suppliers identified above were to terminate their relationship with Grand Canada, such termination may have a material adverse effect on the Company.

The imported products are manufactured for Grand Canada by unaffiliated third parties principally located in China, Hong Kong, Mexico, Spain, United States and the U.K. The manufacturers are chosen by the vendor on the basis of price, payment terms, product quality, reliability and the ability of a manufacturer to meet delivery requirements. For licensed products, the licensors may have the right to approve the selected manufacturers. The use of third-party manufacturers enables Grand Canada to avoid incurring fixed manufacturing costs, but also reduces its ability to control the timing and quality of the manufacturing process.

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

Grand Canada is not a party to any long-term supply or requirements agreements with any specific manufacturer. All of Grand Canadas manufacturers may subcontract the manufacture of components of their products to third parties who are not affiliated with Grand Canada.

Materials

The principal raw materials used in the production and sale of Grand Canadas products are plastic, printed fabrics and paper products. These are all currently available at reasonable prices from a variety of sources. Because the Company does not manufacture any of its products on site, it does not own any specialized tools or other production equipment.

Location

Grand Canada leases a building in suburban Montreal, Canada, where the Companys and Grand Canadas executive and administrative offices are located as well as its Canadian distribution center. The Company also has a showroom in Mississauga, Ontario, Canada. Sababa Toys Inc. occupies office premises in New York.





Licensing and Distribution Agreements

Character Licenses

Grand Canadas product line includes products featuring well-known character properties created by others. In order to obtain the right to manufacture and sell products featuring such character properties, Grand Canada enters into license agreements with the owners of such properties. Under the terms of the character property license agreements, Grand Canada pays royalties to licensors that generally range from 10% to 16.5% of net sales of the products carrying these character properties. To the extent that competition increases among companies to obtain character property licenses, Grand Canada may encounter increased difficulty in obtaining certain character licenses and may be required to pay greater minimum guaranteed royalty amounts.

Generally, the Companys character property license agreements provide the Company with the exclusive or non-exclusive right to sell only specific products featuring the particular character. These agreements typically limit the sale of such products to Canada.
However, certain agreements allow distribution in the United
States. They generally have terms of one to three years and may be renewed upon payment of certain minimum guarantees or the attainment of specified sales levels.

The following table sets forth some of the Companys character licenses, the licensor for these character properties, the territory of sale, and the types of products that the Company markets featuring these character properties.

Character Property
Licensor
(Territory)
Product Featuring Property

Batman
Bear In The Big Blue House
Catdog
Digimon
Donald Duck, Daisy, Goofy,
Pluto,

Warner Bros. (CAN)
Venture (CAN)
Studio Licensing (CAN)
Venture (CAN)
Disney (CAN)

Kites, Balls
Balls
Kites
Foam puzzles, Balls, Bathroom Accessories
Pools, Kites, Bop Bags, Pool Accessories,
Plastics
Harry Potter
Mickey Mouse, Minnie Mouse
Warner Bros. (CAN)
Disney (CAN)
Kites, Balls, Stationery
Pools, Kites, Bop Bags, Pool Accessories,
Plastics
Nascar Racers
Venture (CAN)
Balls, Bathroom Accessories
Nintendo
Pokemon
Power Puff Girls
G-Squared (CAN)
G-Squared (CAN)
Warner Bros. (CAN)
Balls
Stationery, Playballs, Kites
Stationery, Balls
Power Rangers
Rugrats
Sesame Street
Sonic The Hedge Hog
Spider-man
Venture (CAN)
Studio Licensing
E.M.G. (CAN)
Venture (CAN)
Marvel, (CAN)
Balls, Kites
Kites, Balls
Balls, Kites
Balls
Ball, Stationery
Star Wars
G-Squared (CAN)
Stationery
Winnie The Pooh
Disney (CAN)
Plastics, Kites, Bop Bags
NSYNC
Winterland (U.S. & CAN)
Foam Puzzles
Power Rangers
Venture (U.S. & CAN)
Foam Puzzles
Sonic the Hedgehog
Venture (U.S. & CAN)
Foam Puzzles
Spiderman
Marvel (U.S. & CAN)
Foam Puzzles, Form Floor Tiles
Tonka
Hasbro (U.S. & CAN)
Foam Activity Kits
X-Men
Marvel (U.S. & CAN)
Foam Puzzles, Foam Floor Tiles

No one particular character property license resulted in sales in excess of 3% of Grand Canadas sales revenues for the year ended December 31, 2000, and the loss of any one such license would not have a material adverse effect on Grand Canadas operations.

License and Distribution Arrangements with Toy
Vendors

Grand Canada has entered into license and distribution agreements with four of its approximately fifteen vendors. Grand Canada selects products from a master product list provided to it by the vendor. The purchase price, depending on the arrangement with the supplier, may consist of a fixed payment per item, specified minimum quantities to be purchased and other conditions, and occasionally a royalty fee. Pursuant to these agreements, Grand Canada obtains either the exclusive and non-exclusive right to import and distribute throughout Canada the products selected by it. These agreements generally have terms of one to five years and are usually exclusive for a specified product or product line within a specific territory. Generally, under these agreements, Grand Canada is responsible for paying shipping and other related costs and expenses. If Grand Canada were to be in default under a license or distribution agreement it may cause such agreement to be terminated as well as result in liability for certain costs and penalties.

Marketing, Sales and Distribution

Grand Canada markets its products throughout Canada via its own sales representatives as well as independent sales agents. Purchasers of the products include retail chain stores, department stores, toy specialty stores and wholesalers. Grand Canadas five largest customers are: Toys R Us, Costco, Wal-Mart, Zellers and
Canadian Tire, which for the year ended December 31, 2000, accounted for approximately 20%, 17%, 17%, 12% and 4%, respectively, of the gross sales for this period. No other customer accounted for more than 4% of gross sales in 2000.

Other than purchase orders from its customers, Grand Canada does not have written agreements with its customers, but rather sells products to customers on open account, with payment terms typically varying from 30 to 90 days. If one or more of the five customers identified above terminated its relationship with Grand Canada, a material adverse effect on the Company may occur.

Grand Canada employs a sales and marketing staff of nine people, including two of its senior managers and seven sales persons who make on-site visits to customers for the purpose of soliciting orders for products. It markets products at major and regional toy trade shows in Canada. In addition, Grand Canada maintains showrooms in its suburban Montreal and Mississauga facilities.

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

Seasonality

The Companys business is seasonal. The Companys third and fourth quarter sales revenues have typically been greater than the first and second quarter sales revenues. This fluctuation is the result of retailers purchasing products for the holiday selling season.
Product Liability

The Company maintains product liability coverage for the Companys operations in the aggregate amount of Canadian
$15,000,000. The Company has not been the subject of any product liability litigation.

Competition

The toy industry is highly competitive and sensitive to changing consumer preferences and demands. Grand Canada competes in Canada with many companies that distribute toy products more well-known than those distributed by Grand Canada. Some of Grand Canadas competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than Grand Canada. They may also have greater name recognition, and the ability to develop and market products similar to, and more competitively priced than, those distributed by Grand Canada. Grand Canada competes with, among others, Irwin Toys Ltd., Hasbro Inc. and Mattel Inc.

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

Employees

As of December 31, 2000, the Company employed 39 full-time persons, including three executive officers. The Company believes that its relations with its employees are satisfactory.
Item 2.

Description Of Property:

The Companys principal executive offices are located in an approximately 105,000 square foot facility located at 1710 Route Trans-Canada, Dorval, Quebec, Canada, a suburb of Montreal.
The Company uses the facility for offices, showroom, warehousing and distribution. The lease for the premises expires on September 1, 2009 but Grand Canada has the right to extend the lease for an additional five-year period. The current monthly rent is Canadian $33,350 and during the extension period shall be increased each year by a percentage that is equal to 75% of the percentage increase in the consumer price index for the greater Montreal area.

Grand Canada also leases, pursuant to a lease expiring on January 1, 2005, approximately 9,000 square feet of showroom and office space at 6427 Northam Drive, Mississauga, Canada, a suburb of Toronto, at a current rental rate of approximately Canadian $4,350 per month.

Sababa Toys Inc. leases 1,610 square feet of office space at, 119 W, 23rd Street, Suite 505, New York, N.Y., pursuant to a lease expiring November 1, 2003, at a current rental rate of $4,900 per month.

The Company believes that its current facilities are satisfactory for its present needs and that insurance coverage is adequate for the premises.

Item 3.

Legal Proceedings:

On November 30, 1995, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Grand Group Inc, a U.S. subsidiary, in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Proceeding). On January 4, 1996, the Court entered an order for relief under Chapter 7 of the United States Bankruptcy Code and a trustee was appointed to supervise the liquidation of Grand Group Inc. To date, no other proceedings have occurred in connection with the Bankruptcy.

During the quarter ended December 31, 2000, there were no material developments to any legal proceedings which have been previously reported by the Company. See Note 15 of the Companys Consolidated Financial Statements for the year ended December 31, 2000, which are an exhibit to this report for a complete description of material legal proceedings to which the Company is presently a party.

During the second quarter of 2000, the Company settled the lawsuit with a former lessor for $264,000.

Other than discussed above or in Note 15 to the Companys
Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.


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

2. The Stockholders approved an amendment and restatement of Grands 1993 Stock Option Plan which increased the number of shares available for grants under the plan from 300,000 to 600,000. 890,075 shares were voted for the amendment, 58,696 shares were voted against the amendment, 1,864,922 shares were withheld and 20,897 shares abstained.

3. The Stockholders ratified the approval of KPMG LLP to serve as Grands auditors for the fiscal year ending December 31, 2000. 2,816,235 shares were voted for the appointment, 9,431 shares were voted against the appointment, no shares were withheld and 8,924 shares abstained.


P
A
R
T

I
I

Item 5.

Market For Common Equity and Related
Stockholder Matters:

The Companys Common Stock is traded on the NASDAQ Small-
Cap Stock Market under the symbol GRIN. The following table sets forth the range of high and low closing representative bid prices for the Companys Common Stock from January 1, 1999 through December 31, 2000 as reported by Nasdaq.

The figures represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.







Common Stock
Representative
 Bid Prices
1999
High ($)
Low ($)
First Quarter
5      5/8
2    1/2
Second Quarter
7     13/16
2    3/4
Third Quarter
30    .25
4    1/8
Fourth Quarter
19    33/64
6
2000


First Quarter
 6      7/8
2    1/2
Second Quarter
 3     21/32
      5/32
Third Quarter
 5       3/8
1    .25
Fourth Quarter
 2       1/16
      1/8

On January 12, 2001, the Company was advised by Nasdaq that it had failed to meet the requirements for continued listing on the SmallCap market because the stock traded below $1.00 for a 30-day period. The Company has until April 12, 2001 to respond, otherwise proceedings will be initiated to have the stock de-listed. The Company intends to take steps to place the Company back in compliance with the requirements for continued listing.

At February 28, 2001 there were approximately 202 record holders of the Companys Common Stock, however those shares being held at various clearing houses, including Cede & Company have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Companys Common
Stock whose shares are held in street name, not in the name of the individual shareholder.

On March 9, 2001, the last reported sales price for the Common
Stock on the Nasdaq SmallCap Market was $0.375 per share.

During the past two years the Company has not paid and has no current plans to pay dividends on its Common Stock. In 1999, dividends of $25,000 were declared and paid on the Companys Series A Preferred Shares. The Company intends to retain earnings, if any, for use in its business. Any dividends for Common Stock that may be declared in the future will be determined by the Board of Directors based upon the Companys financial condition, results of operation, market conditions and other factors that the Board deems relevant.

The following securities were issued by the Company between January 1, 1998 to December 31, 2000 and were not registered under the Securities Act of 1933, as amended (the Act).

On January 1, 1999, in connection with the acquisition of the assets of Ark Foundation LLC, the Company issued 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock
(Series A Stock) with a stated value of $5.00 per share.

The Series A Stock is convertible beginning January 1, 2000 into shares of the Companys common stock on a one-for-one basis. A maximum of 50,000 shares may be converted during any six-month period.

On each of January 1, 2000 and July 17, 2000 the Company issued
50,000 shares of Common Stock upon the conversion of 100,000 shares of Series A Stock into common stock.

The sale and issuance of securities in the transactions described set forth above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering.

Item 6.

Selected Financial Data:

For the Twelve Months Ended December 31:


2000
1999
1998
1997
1996






Net sales
$ 12,017,885
$ 37,260,250
$ 33,177,529
$ 37,299,525
$ 27,646,251
Gross profit
360,170
10,778,909
11,091,548
14,699,141
11,454,685
Unusual items
4,160,164
814,669
-
-
-
Net (loss) earnings
(10,156,713)
(709,466)
(318,302)
1,575,169
591,370

(Loss) earnings per share:





Basic
(3.17)
(0.36)
(0.20)
1.00
0.38
Diluted
(3.17)
(0.36)
(0.20)
0.90
0.37

Weighted average number of
common equivalent shares


3,207,783


2,132,582


1,577,634


1,577,634



1,543,958






Working capital
2,804,596
10,955,614
3,374,528
3,452,266
2,950,379






Long term debt
1,500,000
1,944,444
-
-
-
Redeemable preferred stock
500,000
1,000,000
-
-
-






Cash dividends
-
25,000
-
-
-

Total Assets

6,546,055

19,118,517

13,889,317

12,187,404


9,024,048

Item 7.

Managements Discussion and Analysis:

Overview

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, volume rebate allowances, and returns of merchandise. Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges. Royalties to Grand Canada suppliers not contingent upon the subsequent sales of the suppliers products are included in the price paid for such products.

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


Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:
F
or
th
e
T
we
lve

Months
Ended
December 31,

2000
1999
1998

%
%
%
Net sales
100.00
100.00
100.00
Cost of goods sold
97.00
71.07
66.57
Gross profit
3.00
28.93
33.43
Operating expenses:



    Selling, general and administrative
54.07
27.14
26.55
    Foreign exchange loss (gain)
    Interest on long-term debt
 .22
 .91
( .48)
-
3.92
-
    Interest revenue
    Interest expense
(1.11)
 .25
-
1.18
-
2.11
    Bad debt expense
 .78
 .23
 .44
    Depreciation and amortization
4.13
1.37
 .97
    Unusual items
34.62
2.19
-
Total operating expenses
93.87
31.62
33.99




Loss before income taxes
(90.87)
(2.69)
(0.56)
Net loss
(84.51)
(1.90)
(0.96)


Comparison of the year ended December 31, 2000 to the year ended December 31, 1999:

Net Loss

Net loss for 2000 was $10,156,713 or $3.17 loss per share as compared to a net loss of $709,466 or $0.36 loss per share in 1999. The decrease was mainly due to the unusual charge of $4,160,164 consisting mainly of prepaid and intangible write-offs and the decrease in sales and the reduced margins on those sales during the year. In addition, while the Company did endeavor to reduce selling, general and administrative expenses for the year, those deductions did not match, as a percentage, the reduction of the sales volume. The net loss was further increased by the restriction of income tax recoveries of a subsidiary to the amount that can be recovered from taxes paid in prior years. The Company will have until 2007 to be able to apply unutilized tax losses against future taxable income.

Net Sales

Net sales in 2000 decreased to $12,017,885 from $37,260,250 for 1999. The lower net sales volume was attributed to the loss, in 2000, of two significant product lines, Tiger Electronics and Majorette.


The significant softening of the retail market for the types of products distributed by the Company resulted in significantly higher customer markdowns, which negatively impacted net sales.
Further, a decrease in the Companys commission revenue contributed to the decrease.

Gross Profit

Due to the loss of two significant product lines, the lower margins relating to the 2000 sales volume, and the recording of $1,861,681 as an inventory reserve, of which $263,497 was recorded in the fourth quarter, due to the decline in market demand for such items as WWF, WCW, Star Wars and Pokemon products, the gross profit decreased significantly.

Selling, General and Administrative

Selling, general and administrative expenses in 2000 decreased to $6,497,677 to $10,111,421 in 1999. However, these costs, as a percentage of sales, were significantly higher compared to 1999 due to the much lower sales base. The Company, in anticipation of the sales volume decline, implemented a cost control program during the year. Decrease in salary expense, cooperative advertising rebates to customers, and administrative expense comprised the majority of the total decrease.

Unusual Items

These expenses are comprised of the following items:

(a) The Company settled a lawsuit by a lessor of certain real estate for $264,000.

(b) The Company recognized the permanent impairment in value of goodwill from the acquisition of the assets by its Ark Creations subsidiary of $2,253,516, as a result of its decision to cease operations of its subsidiary.

(c) The companys credit line, which was scheduled to expire in 2001, was terminated in January 2001. As a result, the Company has taken a charge against earnings of the full amount of the deferred financing charges of $535,109.

(d) The Company has written off $557,539 as a result of its decision to abandon its proposed acquisition of Limited
Treasures, Inc. and providing for an allowance on a loan receivable from Limited Treasures.

(e) The Company has reserved $550,000 to cover a lawsuit commenced by a supplier against Grand Canada for breach of contract.

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998:

Net Loss

Net loss for 1999 was $709,466 or $0.36 loss per share as compared to a net loss of $318,302 or $0.20 loss per share in 1998, a 123% increase in net loss.

Net Sales

Net sales in 1999 were $37,260,250, an increase of $4,082,721 over 1998 net sales of $33,177,529, or by approximately 12%. This increase can be attributed to the large volume of sales of Furby (Tiger Electronics) products in 1999 compared to a more limited amount in 1998.

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

Selling, General and Administrative

Selling, general and administrative expenses were $10,111,421 in 1999 compared to $8,807,026 in 1998. The increase in this category is due primarily to the costs of operating the Ark Creations Inc.s facility, which has now been closed, as well as additional compensation taxes related to the exercise of options by
employees during 1999.   As a percentage of net sales, selling,
general and administrative expenses increased by .59 percentage points to 27.14% in 1999.

Gain on Foreign exchange

The gain of $177,982 resulted from a successful matching of the Companys US dollar foreign exchange exposure and also a stabilization of the Canadian dollar.

Unusual Items

As a result of transferring the administration of Ark Creations Inc. to Canada and closing the facility, the Company incurred expenses of $432,613 in fixed asset write-offs, severance costs and lease penalties.

Further, the discontinuance of the Majorette product line resulted in a penalty of $382,056 for the return of product on hand.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under the Companys Credit Agreement with its bank and by cash flow from operations, and sales of equity securities. The inflow of funds, in 1999, due to options and warrants being exercised resulted in virtually all short-term bank debt being eliminated by December 31, 1999 and a cash position being maintained until December 31, 2000.

In 1999, the Company received $8,441,675 as a result of the issuance of 1,557,272 shares upon the exercise of options and warrants. These share transactions allowed the Company to eliminate virtually all of its bank debt by December 31, 1999, and remain debt free in 2000 with the exception of letters of credit.

In August 1999, the Company entered into a three year banking arrangement with a lending institution. Grand Toys had secured a line of credit of $17,500,000 to enable it to meet its plans. The Company was able to draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory.
 Working capital advances taken by the Company bore interest at prime plus 1.25%. The term of the loan was three years. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and to expire in January 2001. The credit facility expired on January 5, 2001.

The Company is seeking to obtain a new credit facility. Failure to obtain a credit facility would have a material adverse effect on the Company because the Company would not have the capital necessary to make product purchases. This would force the Company to curtail or cease business operations.

Accounts receivable at December 31, 2000 were $1,933,370 compared to $8,083,004 at December 31, 1999. The reduction is caused by the significant decrease in sales, as well as normal cash collection associated with the final months of the year. Inventory at December 31, 2000 decreased to $1,991,918 from $6,065,564 as a result of lower sales volume and inventory writedowns.

Working capital decreased from $10,955,614 at December 31, 1999 to $2,804,596 at December 31, 2000. Net cash provided by operating activities was $1,223,604 in 2000 compared to net cash used for operating activities of $1,329,103 in 1999. Cash for additions to equipment and leasehold improvements was $140,586 compared to $570,081 in 1999.

Significant cash requirements for 2001 are:

a) The market shortfall of the preferred share conversions, representing $351,774, which includes the January 2001 conversion.

b) The reserve against a breach of contract represents a maximum cash requirement of $550,000.

c) The class action lawsuit may require a minimal cash outlay due to the fact that any settlement will be covered by the Companys directors and officers (D & O) liability insurance.

d) Grand Canadas tax liability represents cash requirements approximately $300,000. The repayment terms will be negotiated with the government, and could extend beyond
December  2001.

e) Development costs for the Companys proprietory product.

The above items will be offset by partial collections of the $434,370 owing from Limited Treasures Inc., receivable and $500,000 was received BY March 29, 2001 from a completed private placement. Further, the above items are disclosed in the Financial Statements and other sections within this document.

Grand Canadas accounts receivable level is subject to significant seasonal variations due to the seasonality of sales. As a result, Grand Canadas working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories, guarantees and advance payments increase as a result of growth of Grand Canadas business, Grand Canada could require additional working capital to fund its operations. Sources of such funding include cash flow from operations, drawings on the financing facilities, or sales of additional equity or debt securities by the Company.

If the funds available to the Company for current cash and cash equivalents are not sufficient to meet the Companys cash needs, the Company may from time to time seek to raise capital from additional sources, including project-specific financing and additional public or private debt or equity financing.


Effects Of Inflation

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.
133, Accounting for Derivative Instruments and Hedging
Activities. This statement addresses the accounting for derivative instruments, including forward foreign exchange contracts. This statement, as amended by SFAS No. 137, shall be effective for the Companys financial statements for December 31, 2000. The company does not have any derivative instruments.

Item 7a.

Quantitative and Qualitative Disclosures
About Market Risk:

The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Companys primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

INTEREST RATE RISK       The interest payable on the
Companys revolving lines-of-credit are variable based on the prime rate, and therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments.

FOREIGN CURRENCY RISK     While the Companys product
purchases are transacted in United States dollars, most transactions among the suppliers and subcontractors are effected in HK dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Companys cost of goods. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the Peoples Republic of China, and thereby have a negative impact on the Company. Since the majority of the Companys sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers. Therefore, fluctuations in the conversion rate may have an impact on the Company. The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.

Item 8.

Financial Statements:

The consolidated financial statements of the Company, including the notes thereto, together with the report of independent chartered accountants thereon, are presented beginning at page F-1.


Item 9.

Changes in, and Disagreements with
Accountants on Accounting and Financial
Disclosure:

Not applicable


P
A
R
T

I
I
I

Item 10.

Directors and Executive Officers :

Pursuant to the Bylaws of the Company, the number of directors constituting the full Board of Directors has been fixed by the Board at four (4). At the Annual Meeting, four (4) individuals will be elected to serve as directors until the next annual meeting and until their successors are duly elected, appointed and qualified.

Set forth below is the name, age, principal occupation during the past five years and other information concerning each nominee.

Name
Age
Position with the Company



Elliot L. Bier
51
Chairman and Director
Stephen Altro
David Mars
James B. Rybakoff
Tania M. Clarke
63
63
34
32
Director
Director
Director
Executive Vice-President and CFO

Elliot L. Bier has been a director of the Company since July 20, 1993. He has been a practicing attorney in Montreal for the last 24 years. He is a senior partner in Adessky Poulin, the Companys Canadian legal counsel. Since November 16, 2000, Mr. Bier has served as Chairman of the Company.

Stephen Altro the Chairman, until November 16, 2000, and has been a director of the Company since July 20, 1993. He has held similar positions with Grand Canada, the Companys Canadian operating subsidiary, for over 41 years. From July 20, 1993 to June 30, 2000, Mr. Altro served as Chairman of the Company. Mr. Altro co-founded Grand Canada with David Mars in 1961.

David Mars has been the Vice Chairman since 1995 until November 16, 2000, and has been a director of the Company since July 20, 1993. He has held similar positions with Grand Canada for over 41 years. From July 20, 1993 to June 30, 2000, Mr. Mars served as Vice-Chairman of the Company. Mr. Mars co-founded
Grand Canada with Stephen Altro in 1961.


James B. Rybakoff is the President of Akin Bay Company, L.L.C., an NASDAQ member investment bank and brokerage firm, which Mr. Rybakoff co-founded in 1990. From 1992 to 1993 he served as an associate for Zilkha & Company, an international mergers and acquisition investment banking and strategic planning firm. Mr. Rybakoff was elected as a director in 1996.

Tania M. Clarke is the Executive Vice President and CFO of the Company since December 4, 2000, and has been with the Company since May 3, 1993. Prior thereto, Ms. Clarke was employed by KPMG LLP, as an external auditor for 3 years. Ms. Clarke is a Canadian Chartered Accountant and a Certified Public Accountant in the U.S. as of January 2001. Ms. Clarke accepted this executive position effective December 4, 2000.

Directors are elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. There are no family relationships among any of the Companys directors and executive officers.

Each of Messrs. Altro and Mars were executive officers of Grand
Group Inc., the Companys former United States Operating
Company (Grand Group). On January 4, 1996, an order for relief under Chapter 7 of the United States Bankruptcy Code was entered against Grand Group, at which time a trustee was appointed to supervise its liquidation.

Executive Officers and Key Employees

In addition to Messr. Bier, the other executive officers are:

R.Ian Bradley     	President and Chief Executive Officer

Mr. Bradley, 56 years old,  began with the Company on January
16, 2001. Mr. Bradley has extensive experience in the toy and retailing industries, having served in various executive positions with Mattel Canada Inc. from 1983 to 1997 , where he was President from 1990 to 1997, and as Vice President Finance & Administration of Dylex Limited, a leading Canadian retailer, from 1999 to 2000.

The following persons, although not executive officers, are regarded by the executives as key employees:

Glennis Carey has been the Director of Marketing for Grand
Canada for 20 years.  Prior thereto, Ms. Carey worked for Mattel
International, Inc., in marketing for ten years.

Robert Herbst has been the Director of Operations for Grand
Canada since April 1995.  Prior thereto, Mr. Herbst  worked at
Grand Canada in various capacities for 20 years.

Paul Newbold has been the Director of Sales for Grand Canada since December 1, 1999. Prior thereto he worked at Hallmark
(US) in the similar capacity.

Charles Marshall has been Director of Merchandising and Product
Development since July 1998. Prior thereto, Mr. Marshall has worked in the toy industry for over 30 years in similar positions.

Executive officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.




Section 16(a) Beneficial Ownership and Reporting
Compliance

The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Companys outstanding Common Stock, are required to file reports with the Securities and Exchange Commission and with NASDAQ, reporting changes in the number of shares of the Companys
Common Stock beneficially owned by them and provide the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the year ended December 31, 2000, with the following exceptions: (i) David Mars, Vice Chairman and Director, reported late on (A) a
Form 4 filed on June 9, 2000. The purchase of 10,000 shares of Common Stock on April 12, 2000 and (B) a Form 4 filed on May
11, 2000, the sale of 1,000 shares of Common Stock on September
9, 1999, the sale of 20,300 shares of Common Stock on September
17, 1999, the sale of 1,000 shares of Common Stock on October
12, 1999 and the sale of 2,700 shares of Common Stock on November 29, 1999; (ii); Stephen Altro, Director, reported late on a Form 4 filed on May 11, 2000, the sale of 1,000 shares of Common Stock on September 9, 1999, the sale of 20,300 shares of Common Stock on September 17, 1999, the sale of 1,000 shares of common Stock on October 12, 1999 and the sale of 2,700 shares of Common Stock on November 29, 1999, (iii) Ken Cieply, Chief
Financial Officer, filed on July 24, 2000 a Form 3 as a result of his appointment as Chief Financial Officer on September 20, 1999;
and (iv) Tania Clarke, Chief Financial Officer, filed on March 12, 2001 a Form 3 as a result of her appointment as Chief Financial Officer on December 1, 2000.

Item 11.

Executive Compensation:

The following table sets forth a summary for the fiscal years ended December 31, 1998, 1999 and 2000 respectively, of the cash and non-cash compensation awarded, paid or accrued by the Company to the Companys
CEO and its four most highly compensated officers other than the CEO who served in such capacity at the end of fiscal 2000. There were no other executive officers as of the end of fiscal 2000 except as set forth below.

Summary Compensation Table



Annual Compensation
Long-term
Compensation
Awards


Name and
Principal
Position



Year



Salary
  ($)



Bonus
  ($)
Other
Annual
Compen-
sation
    ($)



Options
  (#)

All Other
Compen-
sation
    ($)







Stephen Altro,
Director
2000
1999
1998

  102,000(1),(4) ((,
 162,000(2)
156,000(3)

-
50,000(2)
-

46,000(5)
46,000(6)
42,000(7)

-
46,750
-

-
-(9)
-(9)








David Mars,
Director
2000
1999
1998

 102,000(1),(4)
162,000(2)
156,000(3)

-
50,000(2)
-

40,000(5)
29,000(6)
28,000(7)

-
46,750
-

-
-(10)
-(10)


Ken Cieply,
Chief Financial
Officer (8)

     2000
1999
1998


95,000(1)
  26,000(2)
              -


                  -
                  -
-

        7,000(5)
1,000(6)
-



-
-
-



-
-
-

1) Such amounts are based upon an exchange rate of Canadian $1.48 to United States
$1.00 (the exchange rate on December 31, 2000).

2) Such amounts are based upon an exchange rate of Canadian $1.49 to United States
$1.00 (the exchange rate on December 31,1999).

3) Such amounts are based upon an exchange rate of Canadian $1.54 to United States
$1.00 (the exchange rate on December 31, 1998).

4) Mr. Altro and Mr. Mars total salary consists of $84,000 in salary to June 30, 2000 and
$18,000 in consultants fees fort the period of July 1 to December 31, 2000.

5) Other annual compensation for Mr. Altro consists of $14,000 for car lease payments, $12,000 for annual country club dues and 20,000 for life insurance premiums. For Mr. Mars, it includes $12,000 for car lease payments,
 $12,000 for
annual country club dues and $16,000 for life insurance premiums. For Mr. Cieply it consists of car lease payments.

6) Other annual compensation for Mr. Altro consists of $12,000 for car lease payments, $11,000 for annual country club dues and $23,000 for life insurance premiums. For Mr. Mars it includes $2,000 for car lease payments, $11,000 for annual country club dues and $16,000 for life insurance premiums. For Mr. Cieply it consists of car lease payments.

7) Other Annual Compensation for Mr. Altro consits of $11,000 for car lease payments and $11,000 for annual country club dues and $20,000 for life insurance premiums. For Mr. Mars it includes $11,000 for country club dues and $17,000 for life insurance premiums.

8) Mr. Cieply  was hired on September 20, 1999.  Amounts reflect partial year.

9) This amount does not reflect special awards and payments Mr. Altro would be entitled to receive under Mr. Altros employment agreement if his employment were to be terminated as a result of a change of control of the Company. Mr. Altros employment agreement terminated on June 30, 2000.

10) This amount does not reflect special awards and payments Mr. Mars would be entitled to receive under Mr. Mars employment agreement if his employment were to be terminated as a result of a change of control of the Company. Mr. Mars employment agreement terminated on June 30, 2000.

The following table sets forth further information regarding the stock option grants during fiscal 2000 to the officers named in the Summary Compensation Table above.

Option Grants in 2000

There were no options granted in 2000, to those persons listed in the Summary Compensation Table.

Option Exercises in 2000 and Year-End Values

The following table sets forth certain information concerning the exercise of options by each of the officers listed in the Summary Compensation
Table above during fiscal 2000, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000. Also reported are values for in-the-money options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2000, as determined by the closing price of our common stock on that date as reported by NASDAQ.






Name
Shares
Ac-
quired
On
Exercise
(#)


Value
Realized
$(1)

Number of
Unexercised Options
at Fiscal Year-End
(#)
Value of Unexercised
In-the-Money
Options
At Fiscal Year-End
($)



Exercisable
Unexercisable
Exercisable (2)
Unexercisa
ble







Stephen Altro
-
-
46,750
-
-
-







David Mars
-
-
46,750
-
-
-








1) Value Realized represents the fair market value of the shares of common stock underlying the option on the date of exercise less the aggregate exercise price of the option.

2) Closing stock price on December 31, 2000 was $ 0.34. All unexercised options granted to Mr. Altro and Mr. Mars had exercise prices in excess of $ 0.34.
Director Compensation

Directors who are also officers of the Company are not paid any compensation for attendance at directors meetings or for attending or participating in any committee meetings but are eligible to participate in the Companys Stock Option Plan. Non-employee directors of the Company are compensated for their services and attendance at meetings through the automatic grant of 500 options per quarter pursuant to the Companys Amended and Restated
1993 Stock Option Plan. The exercise price of options are granted to non-employees directors at the market price of the Companys common stock on the first day of each quarter.

Board Compensation Committee Report on Executive
Compensation

General. The Compensation Committees overall compensation policy applicable to executive officers is to provide a compensation package that is intended to attract and retain qualified executives for us and to provide them with incentives to achieve our goals and increase shareholder value. The Compensation Committee implements this policy through salaries, bonuses, stock options, a retirement savings plan, and employment agreements and miscellaneous personal benefits.

CEO Compensation.

 The philosophy, factors and criteria of the Compensation
Committee and the Board generally applicable to our officers are also applicable to the Chief Executive Officer. Pursuant to the terms of his Employment Agreement, Mr. Altro received six months salary based on an annual salary of $168,000, together with other benefits, including life insurance through June 30, 2000. Mr. Altros employment agreement terminated, and he resigned as an officer, on June 30, 2000. From July 1, 2000 through December
31, 2000, Mr. Altro worked as a consultant of the Company and received $18,000 in consulting fees, plus other benefits, including life insurance. Based upon the performance of the Company through June 30, 2000, the Compensation Committee did not award a discretionary bonus to Mr. Altro. The new Chief
Executive Officers salary will be based on the factors set forth above in the Board Compensation Committees Report on Executive Compensation.

Salaries. The Compensation Committees policy is to provide salaries (i) that are approximately at the median of the salaries paid to similar executive officers in similar companies, adjusted in the Compensation Committees subjective judgment to reflect differences in duties of the officers and differences in the size and stage of development of the companies, in order to attract and retain qualified executives and (ii) that compensate individual employees for their individual contributions and performance.
The Compensation Committee determines comparable salaries paid by other companies similar to us through its subjective evaluation of its members knowledge of salaries paid by other companies, salary requests of individuals interviewed by us for open positions and recommendations of management. The
Committee subjectively evaluates this information and our financial resources and prospects to determine the salary and severance arrangements for an executive officer. Salaries for fiscal 1999 were determined based on a subjective evaluation of the factors described above, without giving any specific priority or weighting to any of the factors.

Bonuses. The Compensation Committees policy is to recommend bonuses that compensate executive officers for achieving our goals. In addition, the Compensation Committees policy is to pay discretionary bonuses, determined near the end of the fiscal year, to compensate executive officers for performance or achievements during the fiscal year not covered by bonuses paid earlier in the year.

Stock Options. The Compensation Committees policy is to award stock options to each of our officers, employees and directors in amounts reflecting the participants position and ability to influence our overall performance, determined based on the Committees subjective judgment after reviewing the number of options previously granted to such person, the number of options granted to persons in similar positions both with us and at other companies deemed comparable to us (based on the members knowledge of options granted by other companies), the number of options remaining available for grant and managements recommendations. Options are intended to provide participants with an increased incentive to make contributions to our long-term performance and growth, to join the interests of participants with the interests of our shareholders and to attract and retain qualified employees.
The number of options granted to an executive in 2000 were granted as an inducement for employment.
The Compensation Committees policy is to grant options with a term of ten years to provide a long-term incentive and to fix the exercise price of the options at the fair market value of the underlying shares on the date of grant. Such options only provide compensation if the price of the underlying shares increases. The Committees policy is also to provide new executives with options to attract them to us based on negotiations with new executives, managements recommendations and the Committees subjective judgment primarily after reviewing the number of options granted to similar executives.

Generally, the Compensation Committee reserves the right to pay compensation to our executives in amounts it deems appropriate regardless of whether such compensation is deductible for federal income tax purposes. Options granted to executives in fiscal 1997 are potentially subject to limits on permitted federal income tax deductions upon exercise of such options, including under current treasury regulations concerning the $1,000,000 cap on executive compensation deductions under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Committee determined to recommend the grants of options to executives in July 1997 despite such options potentially being subject to the $1,000,000 cap on executive compensation. The Committee determined that such grants were more important to us than the potential loss of related compensation deductions upon exercise of the options.

Retirement Savings Plan. We have adopted a group retirement savings plan for our Canadian employees. We contribute to this plan the lesser of (a) 50% of the employees contribution to this plan; (b) 3% of the employees gross earnings; or (c) Canadian $3,000 per employee. During the year ended December 31, 2000, we contributed approximately $20,000 to the plan.

Employment Agreements and Miscellaneous Personal Benefits. The Compensation Committees policy has been to have employment agreements with each of its executive officers to provide them with specified minimum positions, periods of employment, salaries, fringe benefits and severance benefits. These benefits are intended to permit the executive officer to focus his attention on performing his duties to us, rather than on the security of his employment, and to provide the officer with benefits deemed by the Compensation Committee to be suitable for the executives office.

By the Compensation Committee
James B. Rybakoff
Elliot L. Bier


Compensation Committee Interlocks and Insider
Participation

As noted above, the members of the Compensation Committee during fiscal 2000 were Messrs. Rybakoff and Bier. For a description of the business relationship between each of them and the Company see Item 13, Certain Relationships and Related Transactions. Mr. Rybakoff has never been an officer or employee of the Company. Mr. Bier was appointed Chairman of the Board of the Company on November 16, 2000. None of the executive officers of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absense of such committee, the entire board of directors) of another entity during 2000.

Performance Graph

The following graph tracks an assumed investment of $100 on the last trading day of the calendar year indicated below in our common stock, the NASDAQ Stock Market and the NASDAQ
Non-Financial Stocks sector, assuming full reinvestment of dividends. Past performance is not necessarily indicative of future performance.


Item 12

Security Ownership of Certain Beneficial
Owners and Management

Principal Shareholders

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2000 by (i) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors and director nominees, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


Name and Address of
Beneficial Owner
Number of
Shares
Beneficially
Owned
Percent of Class and
Voting
Power (1)
Ofer Nissim
65 High Ridge Road, Suite 500
Stanford, CT, 06905

475,000 (2)


13%


David Mars
1710 Rte. Transcanadienne
Dorval, Quebec, Canada H9P 1H7


340,750 (3)


9%

Siemens Pension Plan
Freilagerstr 40
Ch 8047 Zuerich, Switzerland


300,000


8%

Stephen Altro
1710 Rte. Transcanadienne
Dorval, Quebec, Canada, H9P 1H7


221,750 (4)


6%

Amgo Investments, Inc.
1710 Rte. Transcanadienne
Dorval, Quebec, Canada H9P 1H7


150,000 (5)


4%

James B. Rybakoff
780 Third Avenue
New York, NY 10017


58,000 (6)


1%

Elliot L. Bier
999 Boul. de Maisonneuve  Ouest
Montreal, Quebec, Canada H3A 3L4


3,000 (7)


-%

Tania M. Clarke
1710 Rte. Transcanadienne
Dorval, Quebec, Canada, H9P 1H7

2,000

-%

All Executive officers and directors
as a group (four persons)

625,500 (9)

16%

1) Computed on the basis of 3,753,406 shares of common stock and, with respect to those persons holding warrants or options to purchase common stock exercisable within sixty (60) days, the number of shares of common stock that are issuable upon the exercise thereof.

2) Includes options to purchase 50,000 shares of common stock executed within sixty (60) days. Mr. Nissims holdings of 425,000 shares is held indirectly through Knox Security Engineering Corp. and Ark Foundation LLC.
3) Includes options to purchase 46,750 shares of common stock exercisable within sixty (60) days. Mr. Mars interest in Amgo is owned of record by 2884330 Canada, Inc., a privately held corporation controlled by Mr. Mars, of which his wife and children, the only other shareholders of such corporation, are minority shareholders. Mr. Mars disclaims beneficial ownership of 75,000 shares of common stock owned by Amgo and beneficially owned by Mr. Altro. See Executive Compensation.

4) Includes options to purchase 46,750 shares of common stock exercisable within sixty (60) days. Mr. Altros interest in Amgo is owned of record by 2870304 Canada, Inc., a privately held corporation controlled by Mr. Altro, of which his wife and children, the only other shareholders of such corporation, are minority shareholders. Mr. Altro disclaims beneficial ownership of 75,000 shares of common stock owned by Amgo and beneficially owned by Mr. Mars. See Executive
Compensation.

5) Amgo Investments, Inc. (Amgo) is controlled by David Mars and Stephen Altro.

6) Represents options and warrants to purchase 58,000 shares of common stock exercisable within sixty (60) days. 55,000 of such warrants are owned of record by Akin Bay Company
L.L.C. of which Mr. Rybakoff is a controlling member.  See
Election of Directors and Certain Transactions.

7) Represents options to purchase 3,000 shares of common stock exercisable within sixty (60) days. See Directors and Executive
Officers.

8) Represents options to purchase 2,000 shares of common stock.
See Executive Officers.

9) See Footnotes (1)  (8).

Item 13.

Certain Relationships and Related
Transactions

During fiscal 2000, Elliot L. Bier and James B. Rybakoff served as the members of the Companys Compensation Committee. None of the members of the Companys Compensation Committee, which served during the fiscal 2000 was an officer or employee of the Company, or a former officer of the Company.

Mr. Bier is a senior partner in Adessky, Poulin, a Montreal, Quebec based law firm. The firm of Adessky, Poulin acts as Canadian counsel to the company and its subsidiaries. During the fiscal year ended December 31, 2000, the Company paid Adessky, Poulin an aggregate of $66,384 for legal fees and related disbursements.

Mr. Rybakoff is a member and a managing director of Akin Bay
Company L.L.C., NASD member firm (Akin Bay).  The
Company is a party to an investment banking agreement with Akin Bay. Pursuant to the terms of the investment banking agreement, Akin Bay provides investment banking and other financial advisory services to the Company. In addition, the Company has also paid Akin Bay to sponsor research reports on the Company. The investment banking agreement and the agreement to sponsor research reports was approved the Companys disinterested directors. The Company believes that the terms of the investment banking and sponsored research agreements are substantially similar to those prevailing at the time for comparable agreements and transactions with other investment banking firms. During the fiscal year ended December 31, 2000, the Company paid Akin Bay a total of $251,430 for services rendered to it.

Grand Toys (H.K.), an affiliate of the Company, was incorporated by Mr. Altro and Mr. Mars, assist in obtaining competitive sourcing in the Orient. All transactions of Grand Toys (H.K.) are on behalf of the Company have no profit element.

Item 14.

Exhibits, Financial Statements and Reports on Form 8-K

(a)	Report of Independent Auditors
	Index to Financial statements
	Consolidated Financial Statements:

	Consolidated Balance Sheets - December 31, 2000 and
December 31, 1999
Consolidated Statements of Operations for the Years
Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Stockholders Equity and
Comprehensive Income for the Years Ended 	December
31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998
	Notes to Consolidated Financial Statements
	Consents of Independent Auditors to incorporation by reference of financial statements


Exhibit Number

**3.1 		Articles of Incorporation, as amended

### 3.2	Certificate of Designations of Series A 5%
Cumulative Convertible Redeemable Preferred
Stock

***3.3		Amended and Restated by-laws

**4.1		Form of certificate evidencing shares of Common
Stock

### 4.2	Form of Certificate of Designations of Series A Cumulative
Convertible Redeemable
		Preferred Stock

*4.3		Form of Common Stock Warrant

*4.4		Form of Regulation S Common Stock Subscription
Agreement

*10.1	Loan and Security Agreement dated as of
February 17, 2000 by and between Limited
Treasures, Inc. and the Company.

*10.2	Promissory note dated February 17, 2000,
given by Limited Treasures, Inc. to the
Company in the amount of US$ 700,000.

#10.3		Amended and Restated 1993 Stock Option Plan

*10.9		Lease of Dorval, Canada facility

*10.10	Lease of Mississauga, Canada facility

###10.11	Asset Purchase Agreement, dated as of January
1, 1999, by and among the Company, Ark
Creations, Inc. (formerly Great American
Acquisition Corp.), Ark Foundation LLC and
Ofer Nissim

###10.12	Subordinated Promissory Note, dated January 1,
1999, given by Ark Creations, Inc.(formerly
Great American Acquisition Corp.) to Ark
Foundation in the amount of US$1,500,000

###10.13	Stock Pledge Agreement, dated as of January 1,
1999, in favor of Ark Foundation LLC by the Company

*11	             Valuation and Qualifying Accounts and
Allowances

*21		Subsidiaries of the Company

*23		Consent of KPMG LLP




*		Filed herewith

**	Filed as an Exhibit to either the companys
Registration Statement (the Registration
Statement) on Form SB-2, dated January 27,
1994, or Amendment No. 1 or Amendment
No. 2 to such Registration Statement.

***	Filed as an Exhibit to the Companys
Registration Statement of Form S-3 dated
December 23, 1996.

#	Filed as an Exhibit to the Companys
Registration Statement on Form 8-A dated
September 7, 1993 and incorporated herein by reference.

##		Filed as an Exhibit to the Companys Proxy
Statement on Form Pre 14A dated  August 3,
		2000.

###		Filed as a Exhibit to the Companys 10-K for the
year ended December 31, 1998



(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended December 31, 2000.
















SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549





Exhibits to
Form 10 - K

of

GRAND TOYS INTERNATIONAL, INC.


For the Fiscal Year
Ended December 31, 2000



Schedule 11


GRAND TOYS  INTERNATIONAL, INC., AND
SUBSIDIARIES


VALUATION AND QUALIFYING ACCOUNTS AND
ALLOWANCES
(In thousands)


					Balance
					At		Additions
			Balance
					Beginning	Charged
to	Net		at End
					Of Year	Operations
	Deductions	Of Year
					-------------	--------------
-	----------------	-----------
Allowance for Doubtful Accounts
 Year Ended December 31, 2000	$90,805	 44,512	(111,309)(a)	$24,008
 Year Ended December 31, 1999	43,143	47,662	0 (a)	90,805
 Year Ended December 31, 1998	52,882	43,426	(53,165) (a)	43,143

(a) Includes write-offs, recoveries of previous write-offs and currency translation adjustments.


























THE WARRANT EVIDENCED OR CONSTITUTED
HEREBY, AND ALL SHARES OF COMMON STOCK
ISSUABLE HEREUNDER, HAVE BEEN AND WILL BE
ISSUED WITHOUT REGISTRATION UNDER THE
SECURITIES ACT OF 1933, AS AMENDED (THE
SECURITIES ACT) AND MAY NOT BE SOLD, OFFERED
FOR SALE, TRANSFERRED, PLEDGED OR
HYPOTHECATED WITHOUT REGISTRATION UNDER
THE ACT UNLESS EITHER (i) THE DISPOSITION OF
SUCH SECURITIES IS EXEMPT FROM THE
REGISTRATION REQUIREMENTS OF THE
SECURITIES ACT AND APPLICABLE STATE
SECURITIES LAWS OR (ii) THE DISPOSITION OF SUCH
SECURITIES IS REGISTERED OR QUALIFIED UNDER
THE SECURITIES ACT AND APPLICABLE STATE
SECURITIES LAWS.

WARRANT TO PURCHASE
COMMON STOCK OF GRAND TOYS INTERNATIONAL, INC.
This certifies that _____________________ (the
Holder), for value received, is entitled to purchase from Grand
Toys International, Inc. (the Company) ____________
(_______) shares of the Companys Common Stock, $0.001 par
value per share (the Common Stock), at a per share exercise
price of $0.53 per share (the Per Share Exercise Price).  This right may be exercised at any time after the six month
anniversary of the date hereof up to and including 5:00 p.m.
(New York City time) on the third anniversary of the date
hereof (the Expiration Date).
1. EXERCISE.
(a) To exercise this right the Holder shall surrender to the
Company at its principal office (or at such other location as the Company may advise the Holder in writing) this warrant, properly endorsed, with the Subscription Form attached hereto duly filled in and signed and, if applicable, upon payment in cash or by check of the aggregate Per Share Exercise Price for the number of shares for which this warrant is being exercised determined in accordance with the provisions hereof.
(b)	In lieu of exercising this warrant for cash, the Holder may
elect to receive shares equal to the value (as determined below) of this warrant (or the portion thereof being canceled) by surrender of this warrant at the principal office of the Company, together with the properly endorsed Subscription Form and notice of such election, in which event the Company will issue to the Holder a number of shares of Common Stock computed using the following formula:

		X = Y (A-B)
			A

	Where	X = 	the number of shares of Common Stock to be
issued to the Holder

		Y = 	the number of shares of Common Stock
purchasable under this warrant or, if only a portion of this warrant is being exercised, the portion of this warrant being canceled (at the date of such calculation)

		A =	the Fair Market Value per share of
Common Stock  (at the date of such calculation)

		B =	Per Share Exercise Price (as adjusted to the date
of such calculation)

For purposes of the above calculation, Fair Market
Value per share of Common Stock  will be as follows:
(1)	If the Common Stock is listed on a
national securities exchange, the Nasdaq National
Market or another nationally recognized trading system
as of the exercise date, the Fair Market Value per share
of Common Stock  shall be deemed to be the last
reported sale prices per share of Common Stock thereon
on the trading day on which a sale was made
immediately preceding the exercise date.
(2)	If the Common Stock is not listed on a
national securities exchange, the Nasdaq National
Market or another nationally recognized trading system
as of the exercise date, the Fair Market Value per share
of Common Stock  shall be deemed to be the amount
most recently determined by the Board of Directors to
represent the fair market value per share of the
Common Stock (including without limitation a
determination for purposes of granting Common Stock
options or issuing Common Stock under an employee
benefit plan of the Company); and, upon request of the
Holder, the Board of Directors (or a representative
thereof) shall promptly notify the Holder of the Fair
Market Value per share of Common Stock .
Notwithstanding the foregoing, if the Board of
Directors has not made such a determination within the
three-month period prior to the exercise date, then
(A) the Board of Directors shall make a determination
of the Fair Market Value per share of Common Stock
within 15 days of a request by the Holder that it do so,
and (B) the exercise of this Warrant pursuant to this
subsection 1(b) shall be delayed until such
determination is made.
2.	ISSUANCE OF CERTIFICATES.
	Certificates for the shares of Common Stock acquired upon exercise of this warrant, together with any other securities or property to which the Holder is entitled upon such exercise, will be delivered to the Holder by the Company at the Companys expense within a reasonable time after this warrant has been so exercised. Each stock certificate so delivered will be in such denominations of Common Stock as may be requested by the Holder and will be registered in the name of the Holder. In case of a purchase of less than all the shares that may be purchased under this warrant, the Company will cancel this warrant and execute and deliver a new warrant or warrants of like tenor for the balance of the shares purchasable under this warrant to the Holder within a reasonable time after surrender of this warrant.






3.	SHARES FULLY-PAID, NONASSESSABLE, ETC.
	All shares of Common Stock issued upon exercise of this warrant will, upon issuance, be duly authorized, validly issued, fully-paid and nonassessable and free from all preemptive rights of any shareholder and free of all taxes, liens and charges with respect to the issue thereof. The Company will at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the exercise of this warrant, such number of its shares of Common
Stock as
from time to time are sufficient to effect the full exercise of this warrant.  If
at any time the number of authorized but unissued shares of Common Stock is not sufficient to effect the full exercise of this warrant, the Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as is sufficient for such purpose.
The Company will take all such action as may be necessary to assure that such securities may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of any domestic securities exchange upon which the Common Stock may be listed;
provided, however, that the Company will not be required to effect a registration under federal or state securities laws with respect to such exercise (except as may be set forth in a separate written agreement between the Company and the Holder).
4.	ADJUSTMENTS.
	4.1	Adjustment for Stock Splits and Combinations.  If the
Company at any time or from time to time during the term of this warrant effects a subdivision of the outstanding Common Stock, the Per Share
Exercise Price in effect immediately before that subdivision will be proportionately decreased. Conversely, if the Company at any time or from time to time during the term of this warrant combines the outstanding shares of Common Stock into a smaller number of shares, the Per Share
Exercise Price in effect immediately before the combination will be proportionately increased. Any adjustment under this Section 4.1 will become effective at the close of business on the date the subdivision or combination becomes effective.
	4.2	Adjustment for Common Stock Dividends and
Distributions.  If the Company at any time or from time to time during the term of this warrant makes, or fixes, a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock, in each such event the Per Share Exercise Price that is then in effect will be decreased as of the time of such issuance or, in the event such record date is fixed, as of the close of business on such record date, by multiplying the Per Share Exercise Price then in effect by a fraction (a) the numerator of which is the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance on the close of business on such record date, and (b) the denominator of which is the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance on the close of business on such record date plus the number of shares of Common Stock issuable in payment of such dividend or distribution; provided, however, that if such record date is fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed therefor, the Per Share Exercise Price will be recomputed accordingly as of the close of business on such record date and thereafter the Per Share Exercise Price will be adjusted pursuant to this Section 4.2 to reflect the actual payment of such dividend or distribution.
	4.3	Adjustments for Other Dividends and Distributions.
If the Company at any time or from time to time during the term of this warrant makes, or fixes a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in securities of the Company other than shares of Common Stock, in each such event provision will be made so that the Holder will receive upon exercise of this warrant, in addition to the number of shares of Common
Stock receivable thereupon, the amount of other securities of the Company that it would have received had this warrant been exercised on the date of such event and had it thereafter, during the period from the date of such event to and including the exercise date, retained such securities receivable by them as aforesaid, subject to all other adjustments called for during such period under this Section 4 with respect to the rights of the Holder hereunder or with respect to such other securities by their terms.
	4.4	Adjustment for Reclassification, Exchange and
Substitution. If at any time or from time to time during the term of this warrant the Common Stock issuable upon the exercise of this warrant is changed into the same or a different number of shares of any class or classes of stock, whether by recapitalization, reclassification or otherwise (other than a recapitalization, subdivision, combination, reclassification or exchange provided for elsewhere in this Section 4), the Holder will have the right thereafter to exercise this warrant for the kind and amount of stock and other securities and property receivable upon such recapitalization, reclassification or other change into which the shares of Common Stock issuable upon exercise of this warrant immediately prior to such recapitalization, reclassification or change could have been converted, all subject to further adjustment as provided herein or with respect to such other securities or property by the terms thereof.
	4.5	Reorganizations.  If at any time or from time to time
during the term of this warrant there is a capital reorganization of the
Common Stock (other than a recapitalization, subdivision, combination, reclassification or exchange provided for elsewhere in this Section 4), as a part of such capital reorganization, provision will be made so that the
Holder will thereafter be entitled to receive upon exercise of this warrant the number of shares of stock or other securities or property of the
Company to which a holder of the number of shares of Common Stock deliverable upon exercise of this warrant would have been entitled on such capital reorganization, subject to adjustment in respect of such stock or securities by the terms thereof.
	4.6	Certificate of Adjustment.  In each case of an
adjustment or readjustment of the number of shares issuable upon exercise of this warrant or the Per Share Exercise Price, the Company, at its expense, will compute such adjustment or readjustment in accordance with the provisions hereof and prepare a certificate showing such adjustment or readjustment, and will mail such certificate, by first class mail, postage prepaid, to the Holder at the Holders address as shown in the Companys books.  The certificate will set forth such adjustment or readjustment, showing in detail the facts upon which such adjustment or readjustment is based, including a statement of (a) the Per Share Exercise Price at the time in effect, and (b) the type and amount, if any, of other property that at the time would be received upon exercise of this warrant.
	4.7	Notices of Record Date.  Upon (a) any taking by the
Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, any sale of all or substantially all of the assets of the Company or any voluntary or involuntary dissolution, liquidation or winding up of the Company or (c) a proposed sale event, the Company will mail to the Holder at least twenty (20) days prior to the record date specified therein a notice specifying (1) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (2) the date on which any such reorganization, reclassification, recapitalization, asset sale, dissolution, liquidation or winding up is expected to become effective, and (3) the date, if any, that is to be fixed as to when the holders of record of Common Stock (or other securities) will be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, asset sale, dissolution, liquidation or winding up.
5. TAXES.
The Company will pay all taxes (other than taxes based upon income) and other governmental charges that may be imposed with respect to the issue or delivery of shares of Common Stock upon exercise of this warrant, excluding any tax or other charge imposed in connection with any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which this warrant was registered.
6. REGISTRATION RIGHTS
The shares of Common Stock issuable upon exercise of this warrant shall have the identical registration rights set forth in Section 4 of the Subscription Agreement dated as of the date hereof between the Holder and the Company.
7. CLOSING OF BOOKS.
	The Company will at no time close its transfer books against the transfer of any warrant or of any shares of Common Stock issued or issuable upon the exercise of any warrant in any manner that interferes with the timely exercise of this warrant.
8. NO VOTING OR DIVIDEND RIGHTS; LIMITATION OF LIABILITY.
	Nothing contained in this warrant will be construed as conferring upon the Holder the right to vote or to consent or to receive notice as a shareholder of the Company or any other matters or any rights whatsoever as a shareholder of the Company. No dividends or interest will be payable or accrued in respect of this warrant or the interest represented hereby or the shares purchasable hereunder until, and only to the extent that, this warrant has been exercised.
9. WARRANTS TRANSFERABLE.
	Subject to compliance with applicable federal and state securities laws and the restrictions imposed by any other written agreement between the Holder and the Company, this warrant and all rights hereunder are transferable, in whole or in part, without charge to the Holder (except for transfer taxes), upon surrender of this warrant properly endorsed and in compliance with the provisions of this warrant.
10. MODIFICATION AND WAIVER.
	This warrant and any provision hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.
11. NOTICES.
	Any notice required by the provisions of this warrant will be in writing and will be deemed effectively given: (a) upon personal delivery to the party to be notified; (b) when sent by confirmed telex or facsimile if sent during normal business hours of the recipient; if not, then on the next business day; (c) five (5) days after having been sent by registered or certified mail, return receipt requested, postage prepaid; or (d) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All notices will be addressed to the Holder at the address of the Holder appearing on the books of the Company.
12. LOST WARRANTS.
	The Company represents and warrants to the Holder that upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this warrant and, in the case of any such loss, theft or destruction, upon receipt of an indemnity reasonably satisfactory to the Company, or in the case of any such mutilation upon surrender and cancellation of such warrant, the Company, at its expense, will make and deliver a new warrant, of like tenor, in lieu of the lost, stolen, destroyed or mutilated warrant.
13. FRACTIONAL SHARES.
	No fractional shares of Common Stock will be issued upon exercise of this warrant. If the conversion would result in the issuance of any fractional share, the Company will, in lieu of issuing any fractional share, pay cash equal to the product of such fraction multiplied by the closing bid price of the Companys Common Stock on the date of conversion.


14. GOVERNING LAW.
	This warrant will be construed and enforced in accordance with, and the rights of the parties will be governed by, the laws of the State of New York without regard to conflict of laws principles.

	The Company has executed this warrant as of this ____ day of March, 2001.

	GRAND TOYS
INTERNATIONAL, INC.




	By:__________________________________


	Title:_________________________________



HOLDER




By:__________________________________________

Title:_________________________________________

EXHIBIT A TO WARRANT

SUBSCRIPTION FORM

Date: _________________

Grand Toys International, Inc.
Attn:  President

Ladies and Gentlemen:

	The undersigned hereby elects to exercise the warrant issued to it by Grand Toys International, Inc. (the Company) dated as of
_____________ and to purchase thereunder
______________________(_______) shares of the Common Stock of the
Company at a purchase price of ______________________
($_____________) per Share, for an aggregate purchase price of _______________________($_______________) (the Purchase Price).

						Very truly yours,



	_________________________________________

						By:
______________________________________

						Title:
___________________________________


























REGULATION S SUBSCRIPTION AGREEMENT
GRAND TOYS INTERNATIONAL, INC.
Sir or Madam:
1.	Application. The undersigned, intending to be
legally bound, hereby purchases from Grand Toys
International, Inc. (the Company), _______ Units (the Units) at
a purchase price of $0.35 per Unit.  Each Unit consists of one share of the Companys Common Stock, par value $0.001 per
share (the Common Stock) and a warrant to purchase one share of Common Stock (the Warrant Shares) at an exercise price of
$0.53 per share, on the terms and conditions set forth in that certain Warrant dated as of the date hereof (the Warrant)
attached hereto as Exhibit A.  The Common Stock and the
Warrant Shares shall collectively be known as the Securities.
Simultaneously with the execution of this Subscription
Agreement, the undersigned agrees to execute the Warrant.
The undersigned understands that this subscription may be
accepted or rejected in whole or in part by the Company in its sole discretion and that this subscription is and shall be
irrevocable unless the Company for any reason rejects this
subscription.
THE SECURITIES OFFERED HEREBY HAVE NOT BEEN
REGISTERED WITH THE SECURITIES AND EXCHANGE
COMMISSION (THE SEC) UNDER THE UNITED STATES
SECURITIES ACT OF 1933, AS AMENDED (THE SECURITIES ACT),
OR THE SECURITIES ACT OF ANY STATE UNDER ANY STATE
SECURITIES LAW.  THEY ARE BEING OFFERED PURSUANT TO AN
EXEMPTION FROM REGISTRATION UNDER REGULATION S
(REGULATION S) PROMULGATED UNDER THE SECURITIES ACT.
THE SECURITIES MAY NOT BE OFFERED, SOLD OR OTHERWISE
TRANSFERRED IN THE UNITED STATES OR TO U.S. PERSONS (AS
SUCH TERM IS DEFINED IN REGULATION S) UNLESS THE
SECURITIES ARE REGISTERED UNDER THE SECURITIES ACT
AND APPLICABLE STATE SECURITIES LAWS, OR SUCH OFFERS,
SALES AND TRANSFERS ARE MADE PURSUANT TO AVAILABLE
EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF
THOSE LAWS.
2.	Representations and Warranties of the
Subscriber.  The undersigned represents and warrants to the
Company as follows:
(a)	The undersigned, in making the decision
to purchase the Units, has relied upon independent
investigations made by him or it and his or its representatives, if any.  The undersigned and/or his or its advisors have had a reasonable opportunity to ask questions of and receive answers from the Company concerning the Units.
(b)	The undersigned has been supplied with
or has sufficient access to all information, including financial statements and other financial information of the Company,
and has been afforded with an opportunity to ask questions of and receive answers concerning information to which a
reasonable investor would attach significance in making
investment decisions, so that as a reasonable investor the
undersigned has been able to make the undersigneds decision
to purchase the Units.
(c)	The undersigned is able to bear the
substantial economic risks of an investment in the Securities for an indefinite period of time, has no need for liquidity in such investment, has made commitments to investments that
are not readily marketable which are reasonable in relation to the undersigneds net worth and, at the present time, could
afford a complete loss of such investment.
(d)	The undersigned has such knowledge
and experience in financial, tax and business matters so as to enable the undersigned to utilize the information made
available to the undersigned in connection with the offering of the Units to evaluate the merits and risks of an investment in the Units and to make an informed investment decision with
respect thereto.
(e)	The undersigned understands that the
Securities are being sold in reliance on an exemption from the registration requirements of federal and state securities laws under Regulation S promulgated under the Securities Act and
that the Company is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the undersigned set forth herein in order to determine the applicability of such exemptions and the
suitability of the undersigned to purchase the Units.  The
representations, warranties and agreements contained herein are true and correct as of the date hereof and may be relied upon by the Company, and the undersigned will notify the Company
immediately of any adverse change in any such representations and warranties which may occur prior to the acceptance of this
Subscription Agreement by the Company and will promptly
send the Company written confirmation thereof if requested by the Company.  The representations, warranties and agreements of the undersigned contained herein shall survive the execution and delivery of this Subscription Agreement and the purchase of the Units.
(f)	Neither the undersigned nor any person
or entity for whom the undersigned is acting as fiduciary is a
U.S. person.  A U.S. person means any one of the following:
	(i)	any natural person resident in the
United States of America;
	(ii)	any partnership or corporation
organized or incorporated under the laws of the United States of America;
	(iii)	any estate of which any executor
or administrator is a U.S. person;
	(iv)	any trust of which any trustee is a
U.S. person;
	(v)	any agency or branch of a foreign
entity located in the United States of America;
	(vi)	any non-discretionary account or
similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person;
	(vii)	any discretionary account or
similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated or (if an individual)
resident in the United States of America; and
	(viii)	any partnership or corporation if:
(A)	organized or incorporated
under the laws of any foreign
jurisdiction; and
(B)	formed by a U.S. person
principally for the purpose of investing
in securities not registered under the
Securities Act, unless it is organized or
incorporated, and owned, by accredited
investors (as defined in Rule 501(a)
under the Securities Act) who are not
natural persons, estates or trusts.
(g)	ALL OFFERS AND SALES OF THE
SECURITIES PRIOR TO THE EXPIRATION OF THE
DISTRIBUTION COMPLIANCE PERIOD AS DEFINED
IN RULE 902 SHALL ONLY BE MADE IN
COMPLIANCE WITH THE SAFE HARBOR
CONTAINED IN REGULATION S, PURSUANT TO
REGISTRATION OF SECURITIES UNDER THE
SECURITIES ACT OR PURSUANT TO AN
EXEMPTION FROM REGISTRATION UNDER THE
SECURITIES ACT, AND ALL OFFERS AND SALES
AFTER THE DISTRIBUTION COMPLIANCE PERIOD
SHALL BE MADE ONLY PURSUANT TO SUCH A
REGISTRATION OR TO SUCH EXEMPTION FROM
REGISTRATION.
(h)	ALL DOCUMENTS RECEIVED BY
THE UNDERSIGNED INCLUDE STATEMENTS TO
THE EFFECT THAT THE SECURITIES HAVE NOT
BEEN REGISTERED UNDER THE SECURITIES ACT
AND MAY NOT BE OFFERED OR SOLD IN THE
UNITED STATES OR TO U.S. PERSONS OR FOR THE
ACCOUNT OR BENEFIT OF A U.S. PERSON (OTHER
THAN DISTRIBUTORS AS DEFINED IN REGULATION
S) DURING THE DISTRIBUTION COMPLIANCE
PERIOD AS DEFINED IN RULE 902 UNLESS THE
SECURITIES ARE REGISTERED UNDER THE
SECURITIES ACT OR AN EXEMPTION FROM THE
REGISTRATION REQUIREMENTS IS AVAILABLE.
(i)	IN THE VIEW OF THE SEC, THE
STATUTORY BASIS FOR THE EXEMPTION
CLAIMED FOR THIS TRANSACTION WOULD NOT
BE PRESENT IF THE OFFERING OF UNITS,
ALTHOUGH IN TECHNICAL COMPLIANCE WITH
REGULATION S, IS PART OF A PLAN OR SCHEME
TO EVADE THE REGISTRATION PROVISIONS OF
THE SECURITIES ACT.  THE UNDERSIGNED IS
ACQUIRING THE UNITS FOR INVESTMENT
PURPOSES AND HAS NO PRESENT INTENTION TO
SELL THE SECURITIES IN THE UNITED STATES OF
AMERICA TO A U.S. PERSON OR FOR THE
ACCOUNT OR BENEFIT OF A U.S. PERSON.
(j)	THE UNDERSIGNED AGREES
THAT THE CERTIFICATES REPRESENTING THE
SECURITIES SHALL CONTAIN A LEGEND TO THE
FOREGOING EFFECT.
(k)	Neither the undersigned nor any of his or
its affiliates or agents will, directly or indirectly, maintain any short position in the Securities or any other securities of the
Company for so long as any of the Securities are owned by the undersigned.
3.	Registration Rights.
3.1	Definitions. For purposes of this Section 3,
defined terms shall have the following meaning:
(i) Exchange Act means the Securities
Exchange Act of 1934, as amended, or any similar Federal
statute, and the rules and regulations of the SEC issued under the Exchange Act, as they each may, from time to time, be in effect.
(ii) Investor means each party that has
executed a signature page to this Subscription Agreement and delivered the purchase price set forth thereon by wire transfer of immediately available funds.
(iii) Register, Registered and Registration
mean a registration effected by preparing and filing a
registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the
declaration or ordering of the effectiveness of such registration statement.
(iv)	Registrable Shares means (i) any shares of
Common Stock held by the Investor issued pursuant to the terms of this Subscription Agreement; (ii) the Warrant Shares; and (iii)
any other shares of Common Stock of the Company issued in
respect of the shares described in clauses (i) and (ii) above
(because of stock splits, stock dividends, reclassifications, recapitalizations, or similar events); provided, however, that any shares described in the foregoing clauses that have been resold to the public shall cease to be Registrable Shares.
(v)	Registration Expenses means all expenses the
Company incurs in complying with Section 3, including, without limitation, all Registration and filing fees, printing expenses, fees and disbursements of counsel for the Company, Blue Sky fees
and expenses, and the expenses of any special audits incident to or required by any such Registration.
(vi)	Registration Statement means a registration
statement filed by the Company with the SEC for a public
offering and sale of securities of the Company (other than a registration statement on Form S-8 or Form S-4, or their
successors, any other form for a limited purpose, any
registration statement covering only securities proposed to be issued in exchange for securities or assets of another
corporation or a registration statement on Form S-3 solely for the purpose of registering shares issued in a non-underwritten offering in connection with a merger, combination or
acquisition).
(vii)	Selling Expenses means (i) all underwriting
discounts and selling commissions applicable to the sale of securities Registered and sold pursuant to Section 3, (ii) any additional costs and disbursements of counsel for the Company that result from inclusion of Registrable Shares in the Registration, and (iii) the expenses of qualifying the securities covered by the Registration in a jurisdiction to the extent that the jurisdiction requires such qualification expenses to be borne by the selling security holders.
(viii)	Stockholders means the Investor, and any
persons or entities to whom the rights granted under this Subscription Agreement are transferred by the Investor.
3.2 Piggyback Registration Rights.
(a)	Whenever the Company proposes to file a
Registration Statement (other than pursuant to Section 3.3) at any time and from time to time, other than a Registration relating solely to employee benefit plans, or a Registration relating solely to a transaction pursuant to Rule 145 promulgated under the Securities Act or a Registration on any Registration form which does not permit secondary sales or does not include substantially the same information as would be required to be included in a Registration statement covering the sale of the Registrable Securities, the Company shall, prior to such filing, give written notice to the Investor of its intention to do so and, upon the written request of Investor given within 10 days after the Company provides such notice (which request shall state the intended method of disposition of such Registrable Shares), the Company shall use its commercially reasonable efforts to cause all Registrable Shares that the Company has been requested by Investor to register, to be registered under the Securities Act to the extent necessary to permit their sale or other disposition in accordance with the intended methods of distribution specified in the request of such Investor; provided that the Company shall have the right to postpone or withdraw any registration effected pursuant to this Section 3 without obligation to
Investor.
(b)	In connection with any offering under this
Section 3.2 involving an underwriting, the Company shall not be required to include any Registrable Shares in such underwriting unless the holders thereof accept the terms of the underwriting as agreed upon between the
Company and the underwriters selected by it, and then only in such quantity as will not, in the good faith opinion of the underwriters and the Company, jeopardize the success of the offering by the Company. If, in the opinion of the managing underwriter and the Company, the registration of all, or part of, the Registrable Shares that the holders have requested to be included would materially and adversely affect such public offering, then the
Company shall be required to include in the underwriting only that number of Registrable Shares, if any, that the managing underwriter in good faith believes may be sold without causing such adverse effect. If the number of Registrable Shares to be included in the underwriting in accordance with the foregoing is less than the total number of shares that the holders of Registrable Shares have requested to be included, the holders holding Registrable Shares who have requested registration shall participate in the underwriting pro rata based upon their total ownership of shares of
Common Stock of the Company (giving effect to the conversion into
Common Stock of all securities convertible thereinto). If any holder would thus be entitled to include more shares than such holder requested to be registered, the excess shall be allocated among other requesting holders pro rata based upon their total ownership of Registrable Shares.
3.3	Demand Registration Rights.  If the Company
receives from Investor a written request or requests that it effect a Registration and any related qualification or compliance with respect to all or a part of the Registrable Securities of Investor, the Company shall:
(a)	promptly give written notice of the proposed
Registration, and any related qualification or compliance, to all other holders; and
(b)	as soon as practicable, effect such Registration
and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of the Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any other shareholder(s) joining in such request as are specified in a written request given within twenty (20) days after receipt of such written notice from the Company; provided, however:
(1) the Company shall not be
required to effect more than two (2) Registrations pursuant to this Section 3.3 on behalf of the undersigned and all other
persons purchasing securities of the Company on the date
hereof; provided, further, that the Company shall not be
required to effect any Registration within twelve (12) months after the effective date of any other Registration Statement of the Company;
(2) the value of the Registrable
Securities for which the undersigned and all other persons
purchasing securities of the Company on the date hereof
request registration hereunder shall be at least $500,000 in the aggregate; and
(3)	if at the time of any request to register
Registrable Shares pursuant to this Section 3.3, the Company is engaged or has fixed plans approved by the Companys Board of Directors to engage within 120 days of the time of the request in a registered public offering as to which the Stockholders may include Registrable Shares pursuant to
Section 3.2 or is engaged in any other activity that, in the good faith determination of the Companys Board of Directors, would be adversely affected by the requested Registration to the material detriment of the Company, then the Company may at its option direct that such request be delayed for a period not in excess of 180 days from the effective date of such offering or the date of commencement of such other material activity, as the case may be, such right to delay a request to be exercised by the Company not more than once in any one (1) year period.
(c)	Subject to the foregoing, the Company shall use
its commercially reasonable efforts to file a registration statement covering the Registrable Securities and other securities so requested to be Registered as expeditiously as possible after receipt of Investors request.
3.4	Expenses of Company Registrations.  The
Company shall bear all Registration Expenses incurred in connection with any Registration, qualification or compliance pursuant to this Section 3 (exclusive of Selling Expenses).
3.5	Registration Procedures.  In the case of each
Registration, qualification or compliance effected by the Company pursuant hereto, the Company shall keep Investor advised in writing as to the initiation of each Registration, qualification and compliance and as to the completion thereof. At its expense, the Company shall:
(a)	prepare and file with the SEC a Registration
Statement with respect to such Registrable Shares and use its commercially reasonable efforts to cause that Registration
Statement to become and remain effective for the earlier of 270 days or until the completion of the distribution;
(b)	as expeditiously as possible prepare and file
with the SEC any amendments and supplements to the
Registration Statement and the prospectus included in the
Registration Statement as may be necessary to keep the
Registration Statement effective, and comply with the
provisions of the Securities Act with respect to the disposition of all securities covered by such Registration Statement;
(c)	as expeditiously as possible furnish to each
selling Stockholder such reasonable numbers of copies of the registration statement, each amendment and supplement
thereto, prospectus, including a preliminary prospectus, in
conformity with the requirements of the Securities Act, and
such other documents as the selling Stockholder may
reasonably request in order to facilitate the public sale or other disposition of the Registrable Shares owned by the selling
Stockholder; and
(d)	as expeditiously as possible use its commercially
reasonable efforts to register or qualify the Registrable Shares covered by the Registration Statement under the securities or Blue Sky laws of such states as the selling Stockholders shall reasonably request, and do any and all other acts and things that may be necessary or desirable to enable the selling Stockholders to consummate the public sale or other disposition in such states of the Registrable Shares owned by the selling Stockholder; provided, however, that the Company shall not be required in connection with this Section 3.5 to qualify as a foreign corporation or execute a general consent to service of process in any jurisdiction.
If the Company has delivered preliminary or final prospectuses to the selling Stockholders and after having done so the prospectus is amended to comply with the requirements of the Securities Act, the Company shall promptly notify the selling Stockholders and, if requested, the selling Stockholders shall immediately cease making offers of Registrable Shares and return all prospectuses to the Company.  The Company shall promptly provide the selling Stockholders with revised prospectuses and, following receipt of the revised prospectuses, the selling Stockholders shall be free to resume making offers of the Registrable Shares.
3.6 Indemnification.
In the event of any registration of any of the Registrable
Shares under the Securities Act pursuant to this Subscription
Agreement, the Company will indemnify and hold harmless the
seller of such Registrable Shares, each underwriter of such
seller of such Registrable Shares, and each other person, if any, who controls such seller or underwriter within the meaning of the Securities Act or the Exchange Act against any losses,
claims, damages or liabilities, joint or several, to which such seller, underwriter or controlling person may become subject under the Securities Act, the Exchange Act, state securities or
Blue Sky laws or otherwise, insofar as such losses, claims,
damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue
statement of any material fact contained in any Registration
Statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained in the Registration Statement, or any
amendment or supplement to such Registration Statement, or
arise out of or are based upon the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading; and the
Company will reimburse such seller, underwriter and each such controlling person for any legal or any other expenses
reasonably incurred by such seller, underwriter or controlling person in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon any untrue statement or omission made in such
Registration Statement, preliminary prospectus or prospectus, or any such amendment or supplement, in reliance upon and in conformity with information furnished to the Company, in
writing, by or on behalf of such seller, underwriter or
controlling person specifically for use in the preparation
thereof.
In the event of any registration of any of the Registrable
Shares under the Securities Act pursuant to this Subscription
Agreement, each seller of Registrable Shares, severally and not jointly, will indemnify and hold harmless the Company, each
of its directors and officers and each underwriter (if any) and each person, if any, who controls the Company or any such
underwriter within the meaning of the Securities Act or the
Exchange Act, and any other seller of Registrable Shares or
any such sellers partners, directors or officers and each person, if any, who controls such seller within the meaning of the
Securities Act and the Exchange Act, against any losses,
claims, damages or liabilities, joint or several, to which the
Company, such directors and officers, underwriter, selling
Stockholder or controlling person may become subject under
the Securities Act, Exchange Act, state securities or Blue Sky laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement under which such Registrable Shares were registered under the
Securities Act, any preliminary prospectus or final prospectus contained in the Registration Statement, or any amendment or supplement to the Registration Statement, or arise out of or are based upon any omission or alleged omission to state a material fact required to be stated therein or necessary to make the
statements therein not misleading, and each such seller of
Registrable Shares will reimburse the Company for any legal or any other expenses reasonably incurred by the Company in
connection with investigating or defending any such loss,
claim, damage, liability or action if the statement or omission was made in reliance upon and in conformity with information furnished in writing to the Company by or on behalf of such
seller, specifically for use in connection with the preparation of such Registration Statement, prospectus, amendment or
supplement; provided, however, that the obligations of such
Stockholders hereunder shall be limited to an amount equal to the net proceeds received by each selling Stockholder of
Registrable Shares sold as contemplated herein.
Each party entitled to indemnification under this
Section 3.6 (the Indemnified Party) shall give notice to the party required to provide indemnification (the Indemnifying
Party) promptly after such Indemnified Party has actual
knowledge of any claim as to which indemnity may be sought,
and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom;
provided, that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be
approved by the Indemnified Party (whose approval shall not
be unreasonably withheld); and, provided, further, that the
failure of any Indemnified Party to give notice as provided
herein shall not relieve the Indemnifying Party of its
obligations under this Subscription Agreement, except to the extent that the Indemnifying Partys ability to defend against such claim or litigation is impaired as a result of such failure to give notice.  The Indemnified Party may participate in such
defense at such partys expense; provided, however, that the
Indemnifying Party shall pay such expense if representation of such Indemnified Party by the counsel retained by the
Indemnifying Party would be inappropriate due to actual or
potential differing interests between the Indemnified Party and any other party represented by such counsel in such
proceeding.  No Indemnifying Party in the defense of any such claim or litigation shall, except with the consent of each
Indemnified Party, consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such
Indemnified Party of a release from all liability in respect of such claim or litigation, and no Indemnified Party shall consent to entry of any judgment or settle such claim or litigation
without the prior written consent of the Indemnifying Party.
Each Indemnified Party shall furnish such information
regarding itself or the claim in question as an Indemnifying
Party may reasonably request in writing and as shall be
reasonably required in connection with the defense of such
claim and litigation resulting therefrom.
In order to provide for just and equitable contribution in
circumstances in which the indemnification provided for in this
Section 3.6 is due in accordance with its terms but for any
reason is held to be unavailable to an Indemnified Party in
respect to any losses, claims, damages and liabilities referred to herein, then the Indemnifying Party shall, in lieu of
indemnifying such Indemnified Party, contribute to the amount paid or payable by such Indemnified Party as a result of such losses, claims, damages or liabilities to which such party may be subject in proportion as is appropriate to reflect the relative fault of the Indemnifying Party on the one hand and the
Indemnified Party on the other hand in connection with the
statements or omissions that resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations.  The relative fault of the Indemnifying Party and the Indemnified Party shall be determined by reference to, among other things, whether the untrue or alleged untrue
statement of material fact related to information supplied by the
Indemnifying Party or the Indemnified Party and the parties
relative intent, knowledge, access to information and
opportunity to correct or prevent such statement or omission.
The Company and the Investor  agree that it would not be just and equitable if contribution pursuant to this Section 3.6 were determined by pro rata allocation or by any other method of
allocation that does not take account of the equitable
considerations referred to above.  Notwithstanding the
provisions of this paragraph of Section 3.6, (a) in no case shall any one Investor be liable or responsible for any amount in
excess of the net proceeds received by such Investor from the offering of Registrable Shares and (b) the Company shall be
liable and responsible for any amount in excess of such
proceeds; provided, however, that no person guilty of
fraudulent misrepresentation (within the meaning of Section
11(f) of the Securities Act) shall be entitled to contribution for any person who was not guilty of such fraudulent
misrepresentation.  Any party entitled to contribution will, promptly after receipt of notice of commencement of any
action, suit or proceeding against such party or parties under this Section, notify such party or parties from whom such
contribution may be sought, but the omission so to notify such party or parties from contribution may be sought shall not
relieve such party from any other obligation it or they may
have thereunder or otherwise under this Section.  No party shall be liable for contribution with respect to any action, suit, proceeding or claim settled without its prior written consent, which consent shall not be unreasonably withheld.
4.	Miscellaneous.
(a)	This Subscription Agreement and
the documents referred to herein constitute the entire agreement between the parties hereto with respect to the subject matter hereof and together supersede all prior discussions or agreements in respect thereof.
(b) This Subscription Agreement
may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute a single document.
(c) This Subscription Agreement
shall be governed by and construed in accordance with the laws of the State of New York. Any dispute arising out of or in connection with this Subscription Agreement shall be settled by arbitration in accordance with the rules of the American
Arbitration Association then in effect. The location of any hearing shall be New York, New York.
(d) Any notice required by the
provisions of this Subscription Agreement shall be in writing and shall be deemed effectively given: (a) upon personal delivery to the party to be notified; (b) when sent by confirmed telex or facsimile if sent during normal business hours of the recipient; if not, then on the next business day; (c) five (5) days after having been sent by registered or certified mail, return receipt requested, postage prepaid; or (d) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All notices will be addressed to the undersigned at the address of the set forth on the signature page of this Subscription Agreement.
(e) This Subscription Agreement
shall survive the death or disability of the undersigned and shall be binding upon the undersigneds heirs, executors, administrators, successors and permitted assigns.
(f) All pronouns and any variations
thereof used herein shall be deemed to refer to the masculine, feminine, neuter, singular or plural as the identity of the person or persons referred to may require.
(g) Each provision of this
Subscription Agreement shall be considered separable and if for any reason any provision or provisions hereof are determined to be invalid or contrary to applicable law, such invalidity or illegality shall not impair the operation of or affect the remaining portions of this Subscription Agreement.
(h) Paragraph titles are for
descriptive purposes only and shall not control or alter the meaning of this Subscription Agreement as set forth in the text.
[signature page follows]

IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement as of March __, 2001.
Number of Shares Purchased:
Aggregate Purchase Price:

_________________
__________



Residence or Business
Address:

Street

City	State	Zip Code
Mailing Address (if
different
from Residence or
Business
Address):

Street

City	State	Zip Code


ACCEPTED AND AGREED TO:
GRAND TOYS INTERNATIONAL, INC.

By:
Name:
Title:
Dated as of:  March __, 2001






LOAN AND SECURITY AGREEMENT
LOAN AND SECURITY AGREEMENT, dated as of
February 17, 2000 (as amended, modified or supplemented,
the Agreement), by and among LIMITED TREASURES,
INC., a California corporation (Borrower) and GRAND
TOYS INTERNATIONAL, INC., a Nevada corporation
(Lender).
PRELIMINARY STATEMENTS
A.	The parties are currently in the process of
negotiating the potential acquisition (the Acquisition) of all of the assets of Borrower by Lender pursuant to an Asset Purchase Agreement to be entered into by and among Borrower, Lender, the Pledgors (as defined below) and Limited Treasures Acquisition Corp., a Delaware corporation, (the Asset Purchase Agreement) (capitalized terms used but not otherwise defined herein shall have the meaning ascribed thereto in Article I hereof).

B.	Borrower has certain contractual obligations
and working capital needs for which financing is required prior to the consummation of the Acquisition (including the conduct of due diligence and other preliminary activities).

C.	Borrower has requested Lender to extend a loan
on the Closing Date in the principal amount of Seven
Hundred Thousand Dollars ($700,000) and Lender is willing to extend such credit to Borrower on the terms and subject to the conditions set forth herein.

D.	Borrower is willing to secure all of its
Obligations under the Loan Documents by granting to Lender a security interest in and lien upon all of its existing and after-acquired personal and real property.

E.	Each Guarantor (as defined below) is willing to
guarantee all of the Obligations of Borrower to Lender under the Loan Documents.

F. The Pledgors (as defined below) collectively
own one hundred percent (100%) in the
aggregate of the issued and outstanding
common stock of Borrower and each Pledgor is
willing to pledge to Lender all of his/her
interests in the capital stock of Borrower as the
collateral for the Guaranty Agreements (as
defined below).
G.
NOW, THEREFORE, in consideration of the foregoing and
the mutual covenants contained in this Agreement, the
parties agree as follows:
ARTICLE I
DEFINITIONS
SECTION 1.1	Defined Terms.  As used in this Agreement,
the following terms have the meanings specified below:

Account Debtor means any Person as to whom Borrower is a
creditor, and includes any Person obligated to Borrower
pursuant to any Account, Instrument, Chattel Paper,
General Intangible, Document, Investment Property, charter
or lease, and includes any guarantor, endorser, or surety of any of the foregoing Collateral, and any Person that
provides security for any of the foregoing Collateral, and
any maker or endorser of any Item of Payment given to
Borrower other than cash.
Accounts means accounts as defined in Article 9 of the UCC,
and includes all obligations for the payment of money
arising out of Borrowers rendition of services, or sale, lease or other disposition of Borrowers goods or other property,
and includes all rentals, lease payments, and other moneys
earned and to be earned, due and to become due, under any
lease, and all rights of stoppage in transit, replevin,
repossession and reclamation and other rights and remedies
of an unpaid vendor, lienor or secured party, and all
guaranties or other contracts of suretyship with respect to
any of the foregoing property, and all deposits, letters of
credit, and other security for the obligation of any Account
Debtor relating in any way to any of the foregoing property, and all credit and other insurance for any of the foregoing
property and all contract rights.
Acquisition shall having the meaning set forth in the
Preliminary Statements.
Acquisition Co. means Limited Treasures Acquisition Corp, a
Delaware corporation.
Act of Bankruptcy, when used in reference to any Person,
means the occurrence of any of the following with respect to such Person:  (i) such Person shall have made an assignment
for the benefit of his or its creditors; (ii) such Person shall have admitted in writing his or its inability to pay his or its debts as they become due; (iii) such Person shall have filed a voluntary petition in bankruptcy; (iv) such Person shall have been adjudicated a bankrupt or insolvent; (v) such Person
shall have filed any petition or answer seeking for himself or itself any reorganization, arrangement, composition,
readjustment, liquidation, dissolution or similar relief under any present or future Applicable Law pertinent to such
circumstances; (vi) such Person shall have filed or shall file any answer admitting or not contesting the material
allegations of a bankruptcy, insolvency or similar petition
filed against such Person; (vii) such Person shall have sought or consented to, or acquiesced in, the appointment of any
trustee, receiver, or liquidator of such Person or of all or any substantial part of the properties of such Person;
(viii) 60 days shall have elapsed after the commencement of
an action against such Person seeking reorganization,
arrangement, composition, readjustment, liquidation,
dissolution or similar relief under any present or future
Applicable Law without such action having been dismissed
or without all orders or proceedings thereunder affecting the operations or the business of such Person having been
stayed, or if a stay of any such order or proceedings shall
thereafter be set aside and the action setting it aside shall not be timely appealed; or (ix) 60 days shall have expired after the appointment, without the consent or acquiescence of
such Person of any trustee, receiver or liquidator of such
Person or of all or any substantial part of the assets and
properties of such Person without such appointment having
been vacated.
Act of Dissolution, when used in reference to any Person
(other than an individual), shall mean the occurrence of any action initiating, or any event that results in, the dissolution, liquidation, winding-up or termination of such Person.
Affiliate means, when used with respect to a specified Person, another Person that directly, or indirectly through one or
more intermediaries, Controls or is Controlled by or is
under common Control with the Person specified.
Applicable Law(s), when used in the singular, shall mean any applicable federal, state or local law, ordinance, order,
regulation, rule or requirement of any governmental or
quasi-governmental agency, instrumentality, board,
commission, bureau or other authority having jurisdiction,
and, when used in the plural, shall mean all such applicable federal, state and local laws, ordinances, orders, regulations, rules and requirements.
Asset Purchase Agreement shall having the meaning set forth
in the Preliminary Statements.
Bank Accounts means any and all depositary accounts,
including any and all other demand, time, savings, passbook
and like accounts, collateral accounts, cash management
accounts, safe-keeping accounts, and safe-deposit boxes, and including any and all amounts and contents therein and
thereof and all of Borrowers rights under agreements relating thereto, and all of Borrowers rights relating to the storage and retrieval thereof and access thereto.
Borrowers Business means Borrowers business of designing,
developing, producing, marketing, distributing and selling a proprietary line of plush bean-bag bears to merchandisers.
Business Day means any day other than a Saturday, Sunday or
day on which banks in New York City are authorized or
required by law to close.
Capital Lease Obligations of any Person means the
obligations of such Person to pay rent or other amounts
under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof
which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under
GAAP, and the amount of such obligations is the capitalized
amount thereof determined in accordance with GAAP.
Chattel Paper means chattel paper, as that term is defined in
Article 9 of the UCC.
Closing means the consummation of the Transaction.
Closing Date means the date of the Transaction hereunder.
Code means the Internal Revenue Code of 1986, as amended
from time to time.
Collateral shall have the meaning specified in Section 7.1.
Colorado Guarantor means Limited Treasures Colorado,
Inc., a Colorado corporation, and its permitted successors
and assigns.
Colorado Guaranty means the Guaranty Agreement executed
by the Colorado Guarantor in favor of Lender.
Colorado Pledge Agreement means the Pledge Agreement
executed by Peter Schaffer in favor of Lender with respect to his equity interest in Limited Treasures Colorado, Inc.
Control means the possession, directly or indirectly, of the power to direct or cause the direction of the management or
policies of a Person, whether through the ownership of
voting securities, by contract or otherwise, and the terms
Controlling and Controlled have meanings correlative
thereto.
Default means any event or condition that upon notice, lapse of time or both would constitute an Event of Default.
Documents means documents, as that term is defined in
Article 9 of the UCC.
Dollars or $ means lawful money of the United States of
America.
Equipment means equipment, as that term is defined in
Article 9 of the UCC and goods that are or are to become
fixtures.
Event of Default shall have the meaning specified in Article
VIII.
Financial Officer of any corporation means the chief financial officer or principal accounting officer of such corporation.
Fixed Rate means the fixed interest rate of twelve percent
(12%) per annum.
GAAP means generally accepted accounting principles
applied on a consistent basis.
General Intangibles means general intangibles, as defined in
Article 9 of the UCC, of every kind and description, and
including all (i) advertisements in any medium (and other
marketing and promotional materials in any medium),
brochures, signs, stationery, business forms, packaging and
shipping materials, telephone numbers, post office addresses, mailing addresses, e-mail addresses, so-called web sites and addresses and all codes and rights relating thereto, programs and software, licenses, permits, consents, and approvals of
any Governmental Authorities and other Persons, federal,
state, and local tax refund claims, financing statements in
which Borrowers interest appears as a secured party or
lessor, and things in action, (ii) Intellectual Property, (iii) to the extent not otherwise included as Intellectual Property,
all goodwill associated with or related to any of the
foregoing or Borrower or Borrowers business, (iv) all
obligations and indebtedness owing to Borrower (other than
Accounts), and (v) all rights and claims in respect of refunds for taxes paid.
Governmental Authority(ies) means any Federal, state, local
or foreign court or governmental agency, authority,
instrumentality or regulatory body.
Guarantors means, collectively, the Stockholder Guarantors,
the Limited Recourse Guarantors and the Colorado
Guarantor, and each of their respective permitted successors and assigns, and Guarantor means each of the foregoing.
Guaranty of or by any Person means any obligation,
contingent or otherwise, of such Person guaranteeing or
having the economic effect of guaranteeing any Indebtedness
of any other Person (the primary obligor) in any manner,
whether directly or indirectly, and including any obligation of such Person, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of)
such Indebtedness or to purchase (or to advance or supply
funds for the purchase of) any security for the payment of
such Indebtedness, (b) to purchase or lease property,
securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness or (c)
to maintain working capital, equity capital or any other
financial statement condition or liquidity of the primary
obligor so as to enable the primary obligor to pay such
Indebtedness; provided, however, that the term Guarantee
shall not include endorsements for collection or deposit in
the ordinary course of business.
Guaranty Agreement means any Guaranty Agreement made
by any Guarantor in favor of Lender, including the
Stockholder Guaranty, the Limited Recourse Guaranty and
the Colorado Guaranty.
Held Items shall have the meaning set forth in Section 7.1(g).
Indebtedness of any Person means (in each case, whether such obligation is with full or limited recourse) (a) any obligation of such Person for borrowed money, (b) any obligation of
such Person evidenced by a bond, debenture, note or other
similar instrument, (c) any obligation of such Person to pay the deferred purchase price of property or services, except a trade account payable that arises in the ordinary course of
business but only if and so long as the same is payable on
customary trade terms, (d) any obligation of such Person as
lessee under a capital lease, (e) any obligation of such Person to purchase securities or other property that arises out of or in connection with the sale of the same or substantially
similar securities or property, (f) any non-contingent
obligation of such Person to reimburse any other Person in
respect of amounts paid under a letter of credit or other
Guaranty issued by such other Person to the extent that such reimbursement obligation remains outstanding after it
becomes non-contingent, (g) any obligation with respect to
an interest rate or currency swap or similar obligation
obligating such Person to make payments, whether
periodically or upon the happening of a contingency, except
that if any agreement relating to such obligation provides for the netting of amounts payable by and to such Person
thereunder or if any such agreement provides for the
simultaneous payment of amounts by and to such Person,
then in each such case, the amount of such obligation shall
be the net amount thereof, (h) any Indebtedness of others
secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by)
a Lien on any asset of such Person, provided that the amount of such indebtedness at any date shall be deemed to be the
lesser of the fair market value at such date of the asset subject to the Lien securing such indebtedness and the amount of
the Indebtedness secured and (i) any Indebtedness of others
Guaranteed by such Person.
Information Systems and Equipment means all computer
hardware, firmware and software, as well as other
information processing systems, or any equipment
containing embedded microchips, whether directly owned,
licensed, leased, operated or otherwise controlled by
Borrower or any of its Subsidiaries, including through third-
party service providers, and which, in whole or in part, are used, operated, relied upon, or integral to, Borrowers or any of its Subsidiaries conduct of their business.
Instruments means promissory notes or other instruments or
agreements evidencing Borrowers right to payment from any
Person or Persons, and including, without limitation, all of
Borrowers instruments as defined in Article 9 of the UCC,
and letters of credit.
Intellectual Property means, collectively, all of Borrowers
now owned and hereafter acquired intellectual property,
including, without limitation the following:  (a) all patents
(including all rights corresponding thereto throughout the
world, and all improvements thereon); (b) all trademarks
(including service marks, trade names and trade secrets, and all goodwill associated therewith), (c) all copyrights
(including all renewals, extensions and continuations
thereof); (d) all applications for patents, trademarks or
copyrights and all applications otherwise relating in any way to the subject matter of such patents, copyrights and
trademarks; (e) all patents, copyrights, trademarks or
applications therefor arising after the date of this Agreement;
(f) all reissues, continuations, continuations-in-part and
divisions of the property described in the preceding clauses
(a), (b), (c), (d), and (e), including, without limitation, any claims by Borrower against third parties for infringement
thereof; and (g) all rights to sue for past, present and future infringements or violations of any such patents, trademarks, and copyrights.
Interest means any ownership or profit-sharing interest
(howsoever designated) in any general or limited
partnership, trust, limited liability company, private
company or joint venture, and all agreements, instruments
and documents convertible, in whole or in part, into any one or more of the foregoing.
Interim Financial Statements shall have the meaning specified in Section 4.6.
Inventory means inventory as defined in Article 9 of the
UCC, including all raw materials, work in process, parts,
components, assemblies, supplies and materials used or
consumed in Borrowers business, all goods, wares and
merchandise, finished or unfinished, held for sale or lease or leased or furnished or to be furnished under contracts of
service or hire.
Investment Property means securities (whether certificated or uncertificated), security entitlements, securities accounts, commodity contracts, commodity accounts and other
investment property as defined in Article 8 or Article 9, as the case may be of the UCC.
Investments means, collectively, (a) ownership or purchase of any stock, evidence of Indebtedness, Interest in or other
security of another Person, (b) any loan, advance,
contribution to capital, extension of credit (except for
current trade and customer accounts receivable for inventory sold or services rendered in the ordinary course of business and payable in accordance with customary trade terms) to
another Person, and (c) any acquisition after Closing of any business or business unit of another Person (whether
acquired by purchase of assets or securities), or any
commitment or option to acquire any of the foregoing items
(a) through (c) if, in the case of an option, the aggregate
consideration paid for such option was in excess of $100.
Item of Payment means as to any Person, all checks, drafts,
cash, and other remittances of payment of, or on account of, any Accounts, Instruments, Chattel Paper, Documents, or
General Intangibles, or received as proceeds of the sale or
lease of any property or as payment for any services
rendered.
Licenses means, collectively, all rights, licenses, permits and authorizations now or hereafter issued by any Governmental
Authority reasonably necessary in connection with the
operation or conduct of Borrowers Business.
Lien means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, encumbrance, charge or security
interest in or on such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having
substantially the same economic effect as any of the
foregoing) relating to such asset and (c) in the case of
securities, any purchase option, call or similar right of a
third party with respect to such securities.
Limited Recourse Guaranty means the Guaranty Agreement
executed by each of the Limited Recourse Guarantors in
favor of Lender.
Limited Recourse Guarantors means Peter Schaffer, Jan
OConnor, Sam Watts and Charles Copeland, and their
respective permitted successors and assigns.
Loan means the loan in the amount of $700,000 made by
Lender to Borrower pursuant to Section 2.1.
Loan Documents means, collectively, this Agreement, the
Note, the Stockholder Guaranty, the Limited Recourse
Guaranty, the Colorado Guaranty, any other Guaranty
Agreement, the Security Documents, and all other
instruments and documents executed and delivered in
connection with the Transaction.
Loan Party means Borrower, each Guarantor and each
Pledgor.
Lucky Star means Lucky Star Toys, Inc., a California
corporation.
Lucky Star Agreement means an agreement among Lucky
Star, Borrower and Lender, pursuant to which Lucky Star
agrees that in consideration of the payment to be made to
Lucky Star as described in Section 2.2(ii) hereof, (x) Lucky
Star will agree that the payment date of the balance of
Borrowers existing account balance with Lucky Star shall be
extended to February 15, 2001, and that no finance charges,
late fees or other assessments shall accrue on such balance
during such period and (y) Lucky Star agrees that at any time
Acquisition Co. acquires the business or assets of Borrower, then Borrower shall be entitled to transfer, and Acquisition
Co. shall be entitled to assume, such existing account balance referred to in (x) above upon the extended terms referred to in (x) above.
Material Adverse Effect means (a) a materially adverse effect on the business, operations, prospects or condition, financial or otherwise, of Borrower, (b) a material impairment of the
ability of Borrower or any other Loan Party to perform any
of its obligations under any Loan Document or (c) a material impairment of the rights of or benefits available to Lender
under any Loan Document.
Maturity Date means July 1, 2000.
Note means the promissory note dated of even date in the
principal amount of $700,000 from Borrower made payable
to Lender and evidencing Borrowers repayment obligation
for the Loan.
Obligations means all loans and advances pursuant to this
Agreement or otherwise, all debts, liabilities and obligations, for the performance of covenants, tasks or duties or for
payment of monetary amounts (whether or not such
performance is then required or contingent, or such amounts
are liquidated or determinable) owing by any Loan Party to
Lender and all covenants and duties regarding such amounts,
of any kind or nature, present or future, whether or not
evidenced by any note, agreement or other instrument,
arising under this Agreement or any of the other Loan
Documents.  The term includes all principal, interest
(including all interest that accrues after the commencement
of any case or proceeding in bankruptcy after the insolvency of, or for the reorganization of any Loan Party, whether or
not allowed in such proceeding), fees, charges, expenses,
attorneys fees, and any other sum chargeable to any Loan
Party under this Agreement or any other Loan Document.
Other Personalty shall have the meaning set forth in Section
7.1(g).
Permitted Investments  means:
(a)	direct obligations of, or obligations the principal of and
interest on which are unconditionally guaranteed by, the
United States of America (or by any agency thereof to the
extent such obligations are backed by the full faith and credit of the United States of America), in each case maturing within one year from the date of acquisition thereof;
(b)	investments in commercial paper maturing within 270
days from the date of acquisition thereof and having, at such date of acquisition, the highest credit rating obtainable from
Standard & Poors Ratings Service or from Moodys Investors
Service, Inc.;
(c)	investments in certificates of deposit, bankers acceptances
and time deposits maturing within one (1) year from the date of acquisition thereof issued or guaranteed by or placed with, and money market deposit accounts issued or offered by any
domestic office of any commercial bank organized under the
laws of the United States of America or any State thereof that has a combined capital and surplus and undivided profits of
not less than $500,000,000; and
(d)	Investments in any Wholly Owned Subsidiary of
Borrower, which Wholly Owned Subsidiary has joined this
Agreement and the other Loan Documents as a borrower and
granted Lender a lien on all the Collateral owned by such
Wholly Owned Subsidiary.
Person means any natural person, corporation, business trust, joint venture, association, company, partnership or
government, or any agency or political subdivision thereof.
Permitted Restrictive Covenant means (a) any covenant or
restriction contained in any Loan Document or Senior Debt
Document, (b) any covenant or restriction binding upon any
Person at the time such Person becomes a Subsidiary of
Borrower, or (c) any covenant or restriction that (i) is not more burdensome than an existing Permitted Restrictive
Covenant that is such by virtue of clause (b) or (c); (ii) is contained in a contract constituting a renewal, extension or replacement of the contract in which such existing Permitted
Restrictive Covenant is contained; and (iii) is binding only on the Person or Persons bound by such existing Permitted
Restrictive Covenant.
Pledgors means, collectively, Daniel Atkins, Mark Atkins,
Teresa Atkins, Betty Atkins, Bruce Minor, Peter Schaffer,
Jon OConnor, Sam Watts and Charles Copeland, and
Pledgor means each of the foregoing.
Prepayment Amount shall mean the amount of the Loan
which is prepaid from time to time in accordance with
Section 2.7.
Proceeds shall mean all cash and non-cash proceeds as the
term is used in Article 9 of the UCC and all other amounts
received in respect of any sale, exchange, lease, license or other disposition of any Collateral, and including insurance proceeds.
Products shall have the meaning set forth in Section 7.1(g).
Real Property shall mean, collectively, all real property
owned by Borrower or in which Borrower has a leasehold
interest and all real property hereafter acquired by Borrower in fee or by means of a leasehold interest, including all real property on which Borrowers Business is now or hereafter
conducted, together with all goods located on any such real
property that are or may become fixtures under the law of
the jurisdiction in which such real property is located.
Receiver means any receiver, trustee, custodian, liquidator, or similar fiduciary.
Responsible Officer of any corporation means any executive
officer or Financial Officer of such corporation and any
other officer or similar official thereof responsible for the administration of the obligations of such corporation in
respect of this Agreement.
Restricted Payment means (i) any dividend or other
distribution, direct or indirect, on account of any shares of any class of capital stock or other equity interest of
Borrower or any of its Subsidiaries now or hereafter
outstanding (other than a dividend payable solely in shares
of that class of stock), (ii) any redemption, defeasance,
retirement, sinking fund or similar payment, purchase or
other acquisition for value, direct or indirect, of any shares of any class of capital stock or other equity interests of
Borrower or any of its Subsidiaries or any warrants, options or rights to purchase any such capital stock or equity
interests, in any case, now or hereafter outstanding, (iii) any payment or prepayment of principal of, premium, if any, or
interest on, and any redemption, purchase, retirement,
defeasance, sinking fund or similar payment with respect to, any Indebtedness, and (iv) any payment made to redeem,
purchase, repurchase or retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of capital stock or other equity interests of Borrower or any of its Subsidiaries now or hereafter
outstanding.
Security Documents means this Agreement, the UCC-1
Financing Statements filed in connection herewith, the
Stockholder Pledge Agreement, the Colorado Pledge
Agreement and each of the security agreements and other
instruments and documents executed and delivered pursuant
to any of the foregoing or pursuant to Section 5.13.
Stockholder Guaranty means the Guaranty Agreement
executed by each of the Stockholder Guarantors in favor of
Lender.
Stockholder Guarantors means Daniel Atkins, Mark Atkins,
Teresa Atkins, Betty Atkins, Douglas Atkins and Bruce
Minor, and their respective permitted successors and assigns.
Stockholder Pledge Agreement means the Pledge Agreement
executed by each of the Pledgors in favor of Lender with
respect to their respective equity interests in Borrower.
Subsidiary means, with respect to any Person (herein referred to as the parent), any corporation, partnership, limited
liability company, association or other business entity (a) of which securities or other ownership interests representing
more than 50% of the equity or more than 50% of the
ordinary voting power or more than 50% of the general
partnership interests are, at the time any determination is
being made, owned, controlled or held, or (b) that is, at the time any determination is made, otherwise Controlled, by
the parent or one or more subsidiaries of the parent or by
the parent and one or more subsidiaries of the parent.
Transaction shall have the meaning specified in Section 4.2.
Transfer means the sale, assignment, lease, transfer,
mortgaging, encumbering or other disposition, whether
voluntary or involuntary, and whether or not consideration
is received therefor.
Taxes shall have the meaning specified in Section 2.9(a).
Transferee shall have the meaning specified in Section 2.9(a).
Transfer of Borrowers Business means one or more
transactions resulting in either:  (i)  the Transfer of all or substantially all of the assets of Borrower to any other
Person or (ii) a merger or consolidation of Borrower with
another Person in which Borrower is not the surviving or
successor entity.
UCC means the Uniform Commercial Code as the same
may, from time to time, be enacted and in effect in the State of New York; provided however that in the event that, by
reason of mandatory provisions of law, any or all of the
attachment, perfection or priority of Lenders security
interest in any Collateral is governed by the Uniform
Commercial Code as enacted and in effect in a jurisdiction
other than the State of New York, the term UCC shall mean
the Uniform Commercial Code as enacted and in effect in
such other jurisdiction solely for purposes of the provisions hereof relating to such attachment, perfection or priority
and for purposes of definitions related to such provisions.
Wholly Owned Subsidiary of any Person means a subsidiary
of such Person of which securities (except for directors
qualifying shares) or other ownership interests representing
100% of the equity or 100% of the ordinary voting power or
100% of the general partnership interests are, at the time any determination is being made, owned, controlled or held by
such Person or one or more wholly owned subsidiaries of
such Person or by such Person and one or more wholly
owned subsidiaries of such Person.
Year 2000 Issues  With respect to any Person, anticipated
costs, problems and uncertainties associated with the
inability of certain computer applications and imbedded
systems to effectively handle data, including dates, on and
after January 1, 2000, as it affects the business, operations, and financial condition of such Person, and such Persons
customers, suppliers and vendors.
SECTION 1.2	Terms Generally.  (a)  The definitions in
Section 1.1 apply equally to both the singular and plural
forms of the terms defined.  Whenever the context may
require, any pronoun includes the corresponding masculine,
feminine and neuter forms.  The words include, includes and
including are deemed to be followed by the phrase without
limitation.  All references herein to Articles, Sections,
Exhibits and Schedules are deemed references to Articles and
Sections of, and Exhibits and Schedules to, this Agreement
unless the context shall otherwise require.  Except as
otherwise expressly provided herein, (a) any reference in this
Agreement to any Loan Document means such document as
amended, restated, supplemented or otherwise modified
from time to time and (b) all terms of an accounting or
financial nature are construed in accordance with GAAP, as
in effect from time to time.
(b)  Unless otherwise defined or specified herein, all
accounting terms used herein shall have the meanings
customarily given in accordance with GAAP, and all financial computations to be made under this Agreement shall, unless
otherwise specifically provided herein, be made in accordance with GAAP applied on a basis consistent with the Financial
Statements delivered to Lender on the Closing Date.  The
Financial Statements required to be delivered hereunder from and after the Closing Date and all financial records shall be
maintained in accordance with GAAP as in effect as of the date of the Financial Statements delivered to Lender on the Closing
Date or, if GAAP shall change from the basis used in preparing the Financial Statements delivered to Lender on the Closing Date, the certificates required to be delivered pursuant to Section 5.1 demonstrating compliance with the covenants contained herein shall include calculations setting forth the adjustments necessary to demonstrate how Borrower is in compliance with the financial covenants based upon GAAP as in effect on the Closing Date.
ARTICLE II
THE LOAN
SECTION 2.1	The Loan.  Subject to the terms and
conditions and relying upon the representations and
warranties herein set forth, Lender will make the Loan to
Borrower on the Closing Date.  Lender shall make the Loan
as a single advance on the proposed date thereof by wire
transfer of immediately available funds to such account as
Borrower may designate not later than 11:00 am., New York
City time.
SECTION 2.2	Use of Proceeds.  Borrower shall use the
proceeds of the Loan solely for the following purposes and
in the following order:
(i)  Two Hundred Eighty-Three Thousand Dollars ($283,000)
shall be used to immediately pay Borrowers obligations
owed to National Football League Properties Inc. (NFL) in
respect of accrued royalty obligations owed pursuant to
certain license agreements by and between Borrower and
NFL;
(ii)  Two Hundred Fifty Thousand Dollars ($250,000) shall
be used to pay Lucky Star in respect of, and to be applied as a reduction of, Borrowers existing outstanding account
balance to Lucky Star, provided that the Lucky Star
Agreement has been executed and delivered by Lucky Star;
and
(iii)  after giving effect to the payments in Sections 2.2(i) and
2.2(ii) above, the balance of the proceeds of the Loan, i.e.,
One Hundred Sixty-Seven Thousand Dollars ($167,000),
shall be used to pay down Borrowers existing trade payables, and for future trade payables incurred in the ordinary course of business and for working capital used in the ordinary
course of business, all in such order as Borrower deems
appropriate; provided that no payments made pursuant to
this Section 2.2(iii) shall be made to any officer, director, employee, shareholder or Affiliate of Borrower.
SECTION 2.3	Evidence of Debt. The Loan shall be evidenced
by the Note made by Borrower payable to the order of
Lender in the principal amount of Seven Hundred Thousand
Dollars ($700,000), dated as of the Closing Date.
SECTION 2.4	Repayment of Loan.  All unpaid principal
amounts, accrued and unpaid interest, and other obligations
of Borrower to Lender due and owing hereunder shall be
paid upon the earlier of (i) the date of acceleration of the
Loan pursuant to Article VIII and (ii) the Maturity Date.
SECTION 2.5	Interest on Loan. Subject to the provisions of
Section 2.7, the Loan shall bear interest (computed on the
basis of the actual number of days elapsed over a year of 360 days) at the Fixed Rate.  Interest shall be paid on the first day of each month, commencing March 1, 2000.
SECTION 2.6	Default Interest.  Upon the occurrence of an
Event of Default, Borrower shall on demand from Lender
from time to time pay interest, to the extent permitted by
law, on the unpaid principal amount of the Loan at the
Fixed Rate plus 3.00%.
SECTION 2.7	Voluntary Prepayment.  Borrower may at any
time and from time to time prepay, without penalty or
premium, the Loan, in whole or in part, upon at least three
(3) Business Days prior written or telecopy notice (or
telephone notice promptly confirmed by written or telecopy
notice) to Lender before 11:00 a.m., New York City time.
Lender shall cooperate with Borrower and any other lender
or investor of Borrower in connection with the prepayment
of the Loan, including signing and delivering to Borrower
simultaneously with such prepayment all releases and
termination statements necessary to release the Guarantors
and the Pledgors and terminate all security interests granted to secure the Loan, in each case upon the repayment in full
of all Obligations.
SECTION 2.8	Payments.
(a)	On each of May 1, 2000 and on June 1, 2000, Borrower
shall make monthly payments of principal on the Loan in the
amount of One Hundred Thousand Dollars ($100,000) plus
interest on the Loan, and on July 1, 2000, Borrower shall pay to Lender the remaining principal balance on the Loan plus
accrued interest on the Loan, on each such date not later than
12:00 (noon), New York City time, on the date when due in
immediately available dollars, to Lender at its offices located at 1710 Route Transcanadienne, Dorval, Quebec, H9P 1H7,
Canada.  Each such payment shall not be subject to any set-
off, counterclaim, recoupment, defense or other claim, right or action which any Loan Party, or any other Person, may
have against Lender.
(b)	In the event the Asset Purchase Agreement is not
signed within thirty (30) days of the making of the Loan,
Lender may, at its option, exercised by written notice to
Borrower, require Borrower to repay the Loan, together with
all accrued and unpaid interest thereon, in full, in which case the Loan, together with all accrued and unpaid interest
thereon, shall be payable by Borrower in full not later than forty-five (45) days from the date Lender gives such written notice to Borrower.
(c)	Whenever any payment (including principal of or interest
on the Loan or other amounts) hereunder or under any other
Loan Document shall become due, or otherwise would occur,
on a day that is not a Business Day, such payment may be
made on the next succeeding Business Day, and such
extension of time shall in such case be included in the
computation of interest.
SECTION 2.9	Taxes.
(a)	Any and all payments by or on behalf of Borrower
hereunder and under any other Loan Document shall be
made, in accordance with Section 2.8, free and clear of and
without deduction for any and all current or future taxes,
levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) income taxes imposed on the net income of Lender (or, subject to Section
9.4(c), any transferee or assignee thereof (any such entity a
Transferee)) and (ii) franchise taxes imposed on the net
income of Lender (or Transferee), in each case by the
jurisdiction under the laws of which Lender (or Transferee) is organized or any political subdivision thereof (all such
nonexcluded taxes, levies, imposts, deductions, charges,
withholdings and liabilities, collectively or individually, being called Taxes).  If Borrower must deduct any Taxes from or in respect of any sum payable hereunder or under any other
Loan Document to Lender (or any Transferee), (i) the sum
payable shall be increased by the amount (an additional
amount) necessary so that after making all required
deductions (including deductions applicable to additional
sums payable under this Section 2.9) Lender (or Transferee), as the case may be, shall receive an amount equal to the sum it would have received had no such deductions been made, (ii)
Borrower shall make such deductions and (iii) Borrower shall pay the full amount deducted to the relevant Governmental
Authority in accordance with applicable law.
(b)	In addition, Borrower will pay to the relevant
Governmental Authority in accordance with applicable law
any current or future stamp or documentary taxes or any
other excise or property taxes, charges or similar levies that arise from any payment made hereunder or under any other
Loan Document or from the execution, delivery or
registration of, or otherwise with respect to, this Agreement or any other Loan Document (Other Taxes).
(c)	Borrower will indemnify Lender (or Transferee) for the
full amount of Taxes and Other Taxes paid by Lender (or
Transferee), as the case may be, and any liability (including penalties, interest and expenses (including reasonable
attorneys fees and expenses)) arising therefrom or with
respect thereto, whether or not such Taxes or Other Taxes
were correctly or legally asserted by the relevant
Governmental Authority.  A certificate as to the amount of
such payment or liability prepared by Lender (or Transferee)
absent manifest error, shall be final conclusive and binding for all purposes.  Such indemnification shall be made within thirty (30) days after the date Lender (or Transferee), as the case may be, makes written demand therefor.
(d)	As soon as practicable after the date of any payment of
Taxes or Other Taxes by Borrower to the relevant
Governmental Authority, Borrower will deliver to Lender, at
its address referred to in Section 9.1, the original or a
certified copy of a receipt issued by such Governmental
Authority evidencing payment thereof.  If there is a refund of any additional amount paid by Borrower, Borrower shall be
entitled to receive such refund.
ARTICLE III
CONDITIONS
SECTION 3.1	Conditions to Closing.  The obligation of
Lender to enter into this Agreement and to perform its
obligations hereunder is subject to the satisfaction of the
following conditions on or prior to the Closing Date:
(a)	The representations and warranties set
forth in Article IV hereof shall be true and correct on and as of the date of the Transaction.  No event has occurred and is
continuing, or would result from the making of the Loan or the application of the proceeds thereof, which would constitute a
Default or an Event of Default.
(b)	Borrower and each other Loan Party shall
be in compliance with all the terms and provisions set forth herein and in each other Loan Document on its part to be
observed or performed, and at the time of and immediately
after the Transaction, no Event of Default or Default shall have occurred and be continuing.
(c)	Lender shall have received the following
items:
(i)	a favorable written opinion of
Patton Boggs, LLP, counsel for Borrower and the other
Loan Parties (A) dated the Closing Date, (B) addressed
to Lender, and (C) covering such matters relating to the
Loan Documents and the Transaction as Lender shall
reasonably request, and Borrower hereby requests such
counsel to deliver such opinion;
(ii)	(A) a counterpart of this
Agreement for each party hereto, duly executed and
delivered by each such Person, (B) the Stockholder
Guaranty, duly executed and delivered by each
Stockholder Guarantor, (C) the Limited Recourse
Guaranty, duly executed and delivered by each Limited
Recourse Guarantor, (D) the Colorado Guaranty, duly
executed and delivered by the Colorado Guarantor, (E)
the Stockholder Pledge Agreement, duly executed and
delivered by each Pledgor, and the stock certificates
pledged thereunder and related stock powers, duly
executed in blank, (F) the Colorado Pledge Agreement,
duly executed and delivered by Peter Schaffer, and the
stock certificate(s) pledged thereunder and related stock
power(s), duly executed in blank, ,and (G) the Note,
duly executed and delivered by Borrower.
(iii)	(A) a copy of the certificate or
articles of incorporation, including all amendments
thereto, of Borrower, certified as of a recent date by the
Secretary of State of the state of its organization, and a
certificate as to the good standing of Borrower as of a
recent date, from such Secretary of State; (B) a
certificate of the Secretary or Assistant Secretary of
Borrower dated the Closing Date and certifying (1) that
attached thereto is a true and complete copy of the by-
laws of Borrower as in effect on the Closing Date and at
all times since a date prior to the date of the resolutions
described in clause (2) below, (2) that attached thereto
is a true and complete copy of resolutions duly adopted
by the Board of Directors of Borrower authorizing the
execution, delivery and performance of the Loan
Documents to which such Person is a party and that
such resolutions have not been modified, rescinded or
amended and are in full force and effect, (3) that the
certificate or articles of incorporation of Borrower have
not been amended since the date of the last amendment
thereto shown on the certificate of good standing
furnished pursuant to clause (A) above, and (4) as to the
incumbency and specimen signature of each officer
executing any Loan Document or any other document
delivered in connection herewith on behalf of
Borrower; (C) a certificate of another officer as to the
incumbency and specimen signature of the Secretary or
Assistant Secretary executing the certificate pursuant to
(B) above; and (D) such other documents as Lender
may reasonably request;
(iv)	all amounts due and payable on
or prior to the Closing Date, including, to the extent
invoiced, reimbursement or payment of all out-of-
pocket expenses required to be reimbursed or paid by
Borrower hereunder or under any other Loan
Document;
(v)	the results of a search of the UCC
or equivalent filings made with respect to Borrower in
the states (or other jurisdictions) in which the chief
executive office of Borrower is located, any offices of
Borrower in which records have been kept relating to
accounts receivable and the other jurisdictions in which
other assets of Borrower are located and UCC filings
(or equivalent filings), together with copies of the
financing statements (or similar documents) disclosed
by such search, and accompanied by evidence
satisfactory to Lender that the Liens indicated in any
such financing statement (or similar document) would
be permitted under Section 6.2 or has been released;
(vi)	the Interim Financial Statements;
and
(v)	the Lucky Star Agreement, in
form and substance satisfactory to Lender, executed and
delivered by all parties thereto, which agreement shall
be in full force and effect.
(d)	After giving effect to the transactions
contemplated hereby, Borrower shall have outstanding no
Indebtedness other than (A) the extension of credit under this
Agreement and (B) the Indebtedness listed on Schedule 4.6 and
Schedule 4.7.
(e)	All legal matters incident to this
Agreement, the Loan and the other Loan Documents shall be
satisfactory to Lender.
(f)	Lender shall have received such other
documents, instruments and information as Lender may
reasonably request.
(g)	All consents from, authorizations by and
filings with Governmental Authorities and other Persons that are necessary or, in the reasonable discretion of Lender,
advisable, in connection with the Transaction shall have been obtained and shall be in full force and effect.
(h)	Lender shall have received a certificate
from the Secretary of State of Borrowers jurisdiction of
organization certifying as to Borrowers good standing in such state as of a date not earlier than ten (10) Business Days prior to the Closing Date.
(i)	Each document (including, without
limitation, any UCC financing statement) required by the
Security Documents or under law or reasonably requested by
Lender to be delivered to Lender or to be filed, registered or recorded in order to create in favor of Lender, a perfected Lien on all Collateral, prior and superior in right to any other Person
(other than with respect to Liens expressly permitted by
Section 6.3), shall have been filed or be in proper form for filing, registration or recordation in each jurisdiction in which the filing, registration or recordation thereof is so required or requested.
(j)	Lender shall have received a copy of, or a
certificate as to coverage under, the insurance policies of
Borrower and its Subsidiaries satisfying the requirements of
Section 4.19 and the applicable provisions of the Security
Documents, each of which shall be endorsed or otherwise
amended to include a lenders loss payable endorsement and to name Lender as an additional insured, in form and substance
reasonably satisfactory to Lender.
(k)	There shall be no proceedings, inquiries,
injunctions or restraining orders of any Governmental
Authority threatened, pending or entered or any Applicable
Law in effect which in any case, in the opinion of Lender,
relates to the transactions contemplated by this Agreement, or would reasonably be expected to have a material adverse effect on the transactions contemplated by this Agreement or the
business, operations, condition (financial or otherwise) or
prospects of Borrower.
(l)	Since November 30, 1999, there shall not
have occurred any material adverse change in the business or financial condition of Borrower and its Subsidiaries, taken as a whole or in the consolidated results of operations of Borrower and its Subsidiaries compared with the consolidated results of their operations for the same periods of the prior year.
(m)	The capital, tax, legal, organizational and
corporate structure of Borrower, and its Subsidiaries shall be satisfactory to Lender.
(n)	Borrower shall have executed and
delivered to Lender all documents which Lender determines are reasonably necessary to consummate the transactions
contemplated hereby.
ARTICLE IV
REPRESENTATIONS AND WARRANTIES
In order to induce Lender to enter into the Transaction,
Borrower hereby represents and warrants to Lender that:
SECTION 4.1	Organization; Powers.
Borrower (i) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (ii) has all requisite power and authority to own its property and assets and to carry on its business as now
conducted and as proposed to be conducted, (iii) is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required, except where the failure so to qualify could not reasonably be expected to result in a
Material Adverse Effect, and (iv) has the corporate power
and authority to execute, deliver and perform its obligations under each of the Loan Documents and each other agreement
or instrument contemplated hereby, and to borrow
hereunder.
SECTION 4.2	Authorization.  The execution, delivery and
performance by Borrower of each of the Loan Documents
and the obligations hereunder (collectively, the Transaction)
to which it is a party (a) have been duly authorized by all
requisite corporate and, if required, stockholder action on
the part of Borrower and (b) will not (i) violate (A) any
provision of law, statute, rule or regulation, or of the
certificate or articles of incorporation or other constitutive documents or by-laws of Borrower, (B) any order of any
Governmental Authority or (C) any provision of any
indenture, agreement or other instrument to which
Borrower is a party or by which it or any of its property is or may be bound, (ii) result in a breach of or constitute
(alone or with notice or lapse of time or both) a default
under, or give rise to any right to accelerate or to require the prepayment, repurchase or redemption of any obligation
under any such indenture, agreement or other instrument or
(iii) result in the creation or imposition of any Lien upon or with respect to any property or assets now owned or
hereafter acquired by Borrower.
SECTION 4.3	Enforceability.  This Agreement has been duly
executed and delivered by Borrower and constitutes, and
each other Loan Document when executed and delivered by
Borrower will constitute, a legal, valid and binding
obligation of Borrower enforceable against Borrower in
accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer
and other similar laws relating to or affecting creditors rights generally from time to time in effect and to general
principles of equity (including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing), regardless or whether considered in a proceeding in equity or at law.
SECTION 4.4	Governmental Approvals.  No action, consent
or approval or registration or filing with or any other action by any Governmental Authority is or will be required in
connection with the Transaction, except for such as have
been made or obtained and are in full force and effect.
SECTION 4.5	Executive Office; Locations; Names; FEIN.  As
of the Closing Date, the current location of Borrowers chief executive office and principal place of business and each
other office or place of business is set forth in Schedule 4.5.
None of such locations has changed within the twelve (12)
months preceding the Closing Date.  Borrower has not
changed its name or used any other name or any trade name
within the twelve (12) years immediately preceding the
Closing Date.  In addition, Schedule 4.5 lists the federal
employer identification number of Borrower.
SECTION 4.6	Financial Condition.  Borrower has
previously delivered to Lender and Schedule 4.6 contains the unaudited balance sheet of Borrower as at November 30,
1999 (the November 30 1999 Balance Sheet) and the related
statements of income and retained earnings and statements
of cash flows for the interim period ended November 30,
1999 (such income statement and the November 30, 1999
Balance Sheets are referred to herein as the Interim Financial
Statements).  Except as described in Schedule 4.6, the Interim
Financial Statements (x) were prepared in accordance with
GAAP applied on a consistent basis, (y) are in accordance
with the books and records of Borrower and (z) present
fairly the financial position and results of operations of
Borrower at the dates and for the periods to which they
relate subject to normal year end adjustments.  Except as
described in Schedule 4.6, Borrower has maintained its books of account in accordance with GAAP applied on a consistent
basis, and such books and records are, and during the periods covered by the Interim Financial Statements were, correct
and complete in all material respects, fairly and accurately reflect and reflected the income, expenses, assets and
liabilities of Borrower and provide and provided a fair and
accurate basis for the preparation of the Interim Financial
Statements and of the Tax returns and reports of Borrower.
SECTION 4.7	Indebtedness.  Except as disclosed in the
Interim Financial Statements or listed on Schedule 4.7
attached hereto, Borrower has no material indebtedness,
liabilities or obligations of any nature (whether liquidated or unliquidated, mature or not yet mature, absolute or
contingent, secured or unsecured), arising out of any
transaction entered into or any state of facts existing prior hereto, including, without limitation, liabilities or
obligations on account of taxes or government charges,
penalties, interest or fines thereon or in respect thereof, and
Borrower does not know of any basis for any claim against
Borrower, as of the date of this Agreement or of any debt,
liability or obligation other than those described in this
Section 4.7 or elsewhere in this Agreement.  Borrower is not in default or alleged to be in default in any material respect with respect to any of its liabilities listed in the Interim
Financial Statements.
SECTION 4.8	Deposits and Disbursement Accounts.  Schedule
4.8 lists all banks and other financial institutions at which
Borrower maintains deposits and/or other accounts as of the
Closing Date, and such Schedule correctly identifies the
name, address and telephone number of each depositary, the
name in which the account is held, a description of the
purpose of the account, and the complete account number.
SECTION 4.9	Ownership and Control.  Attached hereto as
Schedule 4.9 is an accurate and complete list of the following information:  (a) the authorized capitalization of Borrower
as of the date hereof; (b) the number of shares of each class of
Borrowers issued capital stock and the number of
outstanding shares thereof; (c) a description of all convertible securities and all options, warrants and similar rights held with respect to Borrowers capital stock; (d) the names of the record owners of all such shares of capital stock and all such convertible securities, options, warrants and similar rights;
and (e) the number of shares held by each such record
owner.  All shares of capital stock of Borrower and all
convertible securities, options, warrants and similar rights held with respect to Borrowers capital stock have been duly
authorized and validly issued, are fully paid and
nonassessable (in the case of capital stock), and are owned of record and, to Borrowers knowledge, beneficially, as set
forth on Schedule 4.9 attached hereto.  Except as listed in
Schedule 4.9 attached hereto, there are no outstanding
options, warrants, convertible securities or other stock
purchase rights issued by Borrower as of the date hereof, and to the best of Borrowers knowledge, there are no sale
agreements, pledges, proxies, voting trusts, powers of
attorney or other agreements or instruments binding upon
Borrowers shareholders with respect to beneficial and record ownership of, or voting rights with respect to, Borrowers
capital stock as of the date hereof.
SECTION 4.10	No Material Adverse Change.  Since the
ending date of the Interim Financial Statements (and, for the purposes of this Section 4.10, assuming the accuracy of the
Interim Financial Statements), Borrower has not:  (i) suffered any material change in its condition (financial or otherwise)
or its overall business prospects; (ii) entered into any
material transactions or incurred any material debt,
obligation or liability (whether liquidated or unliquidated, mature or not yet mature, absolute or contingent, secured or unsecured) other than the Obligations; (iii) sustained any
material loss or damage to its Real Property or personal
property, whether or not insured; (iv) suffered any material interference with its business or operations, present or
proposed; and (v) made any Transfer, abandonment or other
disposition of any of its Real Property or personal property or any interest therein or relating thereto, that is material to the financial position or prospects of Borrower.
SECTION 4.11	Title to Properties; Possession Under
Leases.
(a)	Borrower has good and marketable title to,
or valid leasehold interests in, all its material properties and assets, except for minor defects in title that do not interfere with its ability to conduct its business as currently conducted or to utilize such properties and assets for their intended purposes
All such material properties and assets are free and clear of
Liens, other than Liens expressly permitted by Section 6.2.
(b)	Borrower has full, complete, indefeasible
and marketable title to all of the Collateral it purports to own absolutely free and clear of any claims, defects, liens, security interests, pledges, title retention agreements or other
encumbrances.  Except as identified on Schedule 6.2, no UCC
financing statement that names Borrower as a debtor or which lists any of the Collateral as collateral (other than those that name Lender as the secured party) has been filed in any place, and Borrower has not signed any financing statement or any
security agreement authorizing any other secured party
thereunder to file any such financing statement.
(c)	None of Borrowers Equipment and
Inventory is located at a location other that one or more of the locations identified in Schedule 4.5.
SECTION 4.12	Subsidiaries.  Schedule 4.12 sets forth
as of the Closing Date a list of all Subsidiaries of Borrower and the percentage ownership interest of Borrower therein.
The shares of capital stock or other ownership interests so
indicated on Schedule 4.12 are fully paid and non-assessable and are owned by Borrower, directly or indirectly, free and
clear of all Liens.  None of the Subsidiaries has any assets.
Schedule 4.12 also sets forth all joint ventures and
partnerships of Borrower with any other Person.
SECTION 4.13	Officers, Directors, and Affiliates.
Attached hereto as Schedule 4.13 is an accurate and complete list of all directors, officers, and Affiliates of Borrower.
Other than the Persons listed in Schedule 4.13, there are no other Persons controlling Borrowers Business.
SECTION 4.14	Litigation; Compliance with Laws
(a)	Except as set forth on Schedule 4.14 (the
Litigation Schedule), there are no actions, suits or proceedings at law or in equity or by or before any Governmental Authority now pending or, to the knowledge of Borrower, threatened
against or affecting Borrower or any other Loan Party, or any business, property or rights of any such Person (i) that involve any Loan Document or the Transaction or (ii) as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, could reasonably be expected,
individually or in the aggregate, to result in a Material Adverse
Effect.
(b)	Neither Borrower nor any of its material
properties or assets is in violation of nor will the continued
operation of its material properties and assets as currently conducted violate, any law, rule or regulation, or is in default with respect to any judgment, writ, injunction, decree or order of any Governmental Authority, where such violation or
default could reasonably be expected to result in a Material
Adverse Effect.
(c)	Except for matters set out in the Litigation
Schedule, Borrower is not in breach of, default under, or in violation of (where such breach, default or violation would
have a material adverse effect on Borrower):  (a) any
Applicable Law, decree, or order that may result in a Material
Adverse Effect; or (b) any material deed, lease, loan agreement, commitment, bond, note, deed of trust, restrictive covenant, license, indenture, contract, or other agreement, instrument or obligation to which it is a party or by which it is bound or to which its assets (including, but not limited to, the Collateral)
are subject.
SECTION 4.15	Investment Company Act; Public
Utility Holding Company Act.  Borrower is not (a) an
investment company as defined in, or subject to regulation
under, the Investment Company Act of 1940 or (b) a holding
company as defined in, or subject to regulation under, the
Public Utility Holding Company Act of 1935.
SECTION 4.16	Use of Proceeds.  Borrower will use the
proceeds of the Loan only for the purposes specified in
Section 2.2.
SECTION 4.17	Tax Returns.  Borrower has filed or
caused to be filed all Federal, state, local and foreign tax returns or materials required to have been filed by it or has filed extensions therefor and has paid or caused to be paid all taxes due and payable by it and all assessments received by it, except taxes that are being contested in good faith by
appropriate proceedings and for which Borrower shall have
set aside on its books adequate reserves.  Borrower has
previously provided true, correct and complete copies of all tax returns (including all required schedules) for Borrower
during the three (3) tax years prior to the tax year in which the Closing occurs.
SECTION 4.18	No Material Misstatements.  No
information, report, financial statement, exhibit or schedule furnished by or on behalf of Borrower to Lender in
connection with the Transaction or negotiation of any Loan
Document or included therein or delivered pursuant thereto
contained, contains or will contain any material
misstatement of fact or omitted, omits or will omit to state any material fact necessary to make the statements therein,
in the light of the circumstances under which they were, are or will be made, not misleading.
SECTION 4.19	Insurance.  Attached hereto as
Schedule 4.19 is an accurate and complete list of all insurance policies and binders presently providing coverage to
Borrower or any of its assets, including all insurance
providing coverage with respect to any of the Collateral.
Such insurance is in full force and effect and all premiums
have been duly paid.  Borrower has furnished to Lender
appropriate insurance certificates and accurate and complete copies of the insurance binders or policies for all of the
insurance listed in Schedule 4.19, in each case listing Lender as loss payee.  Borrower has insurance in such amounts and
covering such risks and liabilities as are in accordance with normal industry practice.
SECTION 4.20	Labor Matters.  As of the date hereof,
there are no strikes, lockouts or slowdowns against
Borrower pending or, to the actual knowledge of Borrower,
threatened.  The hours worked by and payments made to
employees of Borrower have not been in violation of the
Fair Labor Standards Act or any other applicable federal
state, local or foreign law dealing with such matters.  All
payments due from Borrower, or for which any claim may
be made against Borrower on account of wages and
employee health and welfare insurance and other benefits,
have been paid or accrued as a liability on the books of
Borrower.  The consummation of the Transaction will not
give rise to any right of termination or right of renegotiation on the part of any union under any collective bargaining
agreement to which Borrower is bound.
SECTION 4.21	Solvency.  Immediately after the
consummation of the Transaction to occur on the Closing
Date and after giving effect to the application of the proceeds of the Loan, (a) the fair value of the assets of Borrower, at a fair valuation, will exceed its respective debts and liabilities, subordinated, contingent or otherwise; (b) the present fair saleable value of the property of Borrower will be greater
than the amount that will be required to pay the probable
liability of its debts and other liabilities, subordinated,
contingent or otherwise, as such debts and other liabilities become absolute and matured, (c) Borrower on a
consolidated basis will be able to pay its debts and liabilities, subordinated, contingent or otherwise, as and when such debts and liabilities become absolute and matured; and (d)
Borrower on a consolidated basis will not have unreasonably
small capital with which to conduct the businesses in which
it is engaged as such businesses are now conducted and are
proposed to be conducted following the Closing Date.
SECTION 4.22	Security Documents.  This Agreement is
effective to create in favor of Lender, a legal, valid and
enforceable security interest in the Collateral and, when
financing statements in appropriate form are filed in the
appropriate offices, this Agreement shall constitute a fully perfected Lien on, and security interest in, all right, title and interest of the grantors thereunder in such Collateral, in each case prior and superior in right to any other Person, other than with respect to Liens expressly permitted by Section 6.2.
SECTION 4.23	Borrowers Business.  Borrower has
been exclusively engaged in the operation of Borrowers
Business.
SECTION 4.24	Intellectual Property.  As of the
Closing Date, Borrower owns or has rights to use all
Intellectual Property necessary to continue to conduct its
business as now or heretofore conducted by it or proposed
to be conducted by it, and each patent, trademark, copyright and License is listed, together with application or
registration numbers, as applicable in Schedule 4.29.
Borrower conducts its business and affairs without
infringement of or interference with any Intellectual
Property of any other Person.
SECTION 4.25	Year 2000.  All Information Systems
and Equipment are either Year 2000 Compliant, or any
reprogramming, remediation, or any other corrective action,
including the internal testing of all such Information
Systems and Equipment, has been completed by December
31, 1999.  Further, to the extent that such reprogramming,
remediation and testing action is required, the cost thereof, as well as the cost of the reasonably foreseeable consequences of failure to become Year 2000 Compliant, to Borrower and
its Subsidiaries (including, without limitation,
reprogramming errors and the failure of other systems or
equipment) will not result in a Default or a Material Adverse
Effect.
SECTION 4.26	Perfection Certificate.  The
information contained in the perfection certificate attached here to as Exhibit A (the Perfection Certificate) is true,
accurate and complete in all respects.
ARTICLE V
AFFIRMATIVE COVENANTS
So long as this Agreement shall remain in effect and until the principal of and interest on the Loan and all Obligations,
expenses or amounts payable under any Loan Document
shall have been paid in full, unless Lender shall otherwise
consent in writing, Borrower hereby covenants and agrees to
the following:
SECTION 5.1	Existence; Businesses and Properties.
(a)	Borrower will do or cause to be done all
things necessary to preserve, renew and keep in full force and effect its legal existence.
(b)	Borrower will do or cause to be done all
things necessary to obtain, preserve, renew, extend and keep in full force and effect the rights, licenses, permits, franchises, authorizations, patents, copyrights, trademarks and trade names material to the conduct of its business; maintain and operate such business in substantially the manner in which it is
presently conducted and operated; comply in all material
respects with all applicable laws, rules, regulations and decrees and orders of any Governmental Authority, whether now in
effect or hereafter enacted; and at all times maintain and
preserve all property material to the conduct of such business and keep such property in good repair, working order and
condition (ordinary wear and tear excepted) and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto
necessary in order that the business carried on in connection therewith may be properly conducted at all times.
SECTION 5.2	Insurance.  Borrower will keep its insurable
properties adequately insured at all times by financially
sound and reputable insurers; maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary
with companies in the same or similar businesses operating
in the same or similar locations, including commercial
general liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in
connection with the use of any properties owned, occupied
or controlled by it; and maintain such other insurance as
may be required by law.
SECTION 5.3	Obligations and Taxes.  Borrower will pay its
Indebtedness and other obligations promptly and in
accordance with their terms and pay and discharge promptly
when due all taxes, assessments and governmental charges or
levies imposed upon it or upon its income or profits or in
respect of its property, before the same shall become
delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise that, if unpaid, might
give rise to a Lien upon such properties or any part thereof, provided, however, that such payment and discharge shall not be required with respect to any such tax, assessment charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and
Borrower shall have set aside on its books adequate reserves with respect thereto in accordance with GAAP and such
contest operates to suspend collection of the contested
obligation, tax, assessment or charge and enforcement of a
Lien.
SECTION 5.4	Financial Statements, Reports, etc.  Borrower
will furnish to Lender
(a)	within forty-five (45) days after the end of
each fiscal quarters, its consolidated and consolidating balance sheet and related statements of operations, stockholders equity and cash flows showing the financial condition of Borrower, as of the close of such fiscal quarter and the results of its
operations during such fiscal quarter and the then elapsed
portion of the fiscal year, all certified by its Financial Officer as fairly presenting the financial condition and results of
operations of Borrower on a consolidated basis in accordance with GAAP, subject to normal year-end audit adjustments;
(b)	within thirty (30) days after the end of
each month, its unaudited balance sheet and related statements of income and retained earnings and statements of cash flow
for such month, prepared in accordance with GAAP;
(c)	concurrently with any delivery of balance
sheets under sub-paragraph (a) or (b) above, a certificate of a
Financial Officer of Borrower opining on or certifying such
statements (which certificate, when furnished by an accounting firm, may be limited to accounting matters and disclaim
responsibility for legal interpretations) certifying that no Event of Default or Default has occurred or, if such an Event of
Default or Default has occurred, specifying the nature and
extent thereof and any corrective action taken or proposed to be taken with respect thereto;
(d)	promptly after entering into the same,
copies of all shareholder agreements, material employment
agreements and other material agreements of Borrower;
(e)	promptly, from time to time, such other
information regarding the operations, business affairs and
financial condition of Borrower, or compliance with the terms of any Loan Document, as Lender may reasonably request.
SECTION 5.5	Litigation and Other Notices.  Each Loan Party
will furnish to Lender prompt written notice of the
following:
(a)	any Event of Default or Default,
specifying the nature and extent thereof and the corrective
action (if any) taken or proposed to be taken with respect
thereto;
(b)	the filing or commencement of or any
threat or notice of intention of any Person to file or commence, any action, suit or proceeding, whether at law or in equity or by or before any Governmental Authority, against Borrower or
any Affiliate thereof that could reasonably be expected to result in a Material Adverse Effect; and
(c)	any development that has resulted in, or
could reasonably be expected to result in, a Material Adverse
Effect.
SECTION 5.6	Maintaining Records; Access to Properties and
Inspections.  Borrower will keep proper books of record and
account in which full, true and correct entries in conformity with GAAP and all requirements of law are made of all
dealings and transactions in relation to its business and
activities.  Borrower will permit any representatives
designated by Lender to visit and inspect the financial
records and the properties of Borrower at reasonable times
during normal business hours and as often as reasonably
requested and to make extracts from and copies of such
financial records, and permit any representatives designated by Lender to discuss the affairs, finances and condition of
Borrower with the officers thereof and independent
accountants therefor.
SECTION 5.7	Compliance with Laws.  Borrower will
comply with all federal, state, local and foreign laws and
regulations applicable to it.
SECTION 5.8	Year 2000 Issues.  Borrower shall take all
action necessary to assure that Borrowers computer based
systems are able to operate and effectively process data
including dates on and after January 1, 2000.
SECTION 5.9.	Further Assurances.  Borrower will
execute any and all further documents, financing statements, agreements and instruments, and take all further action that may be required under applicable law, or that Lender may
reasonably request, in order to effectuate the transactions
contemplated by the Loan Documents.  Borrower shall
deliver or cause to be delivered to Lender all such
instruments and documents (including legal opinions and
lien searches) as Lender may reasonably request to evidence
compliance with this Section.
ARTICLE VI
NEGATIVE COVENANTS
So long as this Agreement shall remain in effect and until the principal of and interest on the Loan, all expenses or
amounts payable under any Loan Document have been paid
in full, unless Lender shall otherwise consent in writing,
Borrower hereby covenants and agrees to the following
without the prior written consent of Lender:
SECTION 6.1	Indebtedness.  Borrower shall not incur,
create, assume or permit to exist any Indebtedness other
than (i) Indebtedness existing on the date hereof and set forth in the Interim Financial Statements or Schedule 4.7, (ii)
Indebtedness created hereunder and under the other Loan
Documents, and (iii) Indebtedness incurred to effect
prepayment in full of the Loan and all other Obligations,
provided that such Indebtedness is incurred simultaneously
with the repayment in full of all such Obligations.
SECTION 6.2	Liens.  Borrower shall not create, incur,
assume or permit to exist any Lien on any property or assets
(including stock or other securities of any Person, including any Subsidiary) now owned or hereafter acquired by it or on
any income or revenues or rights in respect of any thereof
except:
(a)	Liens on property or assets of Borrower
existing on the date hereof and set forth in Schedule 6.2;
provided that such Liens shall secure only those obligations that they secure on the date hereof;
(b)	any Lien existing on any property or asset
prior to the acquisition thereof by Borrower; provided that (i)
such Lien is not created in contemplation of or in connection with such acquisition and (ii) such Lien does not apply to any other property or assets of Borrower;
(c)	Liens for taxes not yet due or which are
being contested in compliance with Section 5.3;
(d)	carriers, warehousemens, mechanics,
materialmens, repairmens or other like Liens arising in the
ordinary course of business and securing obligations that are not due and payable or which are being contested in
compliance with Section 5.3;
(e)	pledges and deposits made in the ordinary
course of business in compliance with workers compensation
unemployment insurance and other social security laws or
regulations;
(f)	deposits to secure the performance of bids,
trade contracts (other than for Indebtedness), leases (other than
Capital Lease Obligations), statutory obligations, surety and appeal bonds, performance bonds and other obligations of a
like nature incurred in the ordinary course of business;
(g)	zoning restrictions, easements, rights-of-
way, restrictions on use of real property and other similar
encumbrances incurred in the ordinary course of business
which, in the aggregate, are not substantial in amount and do not materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the business of
Borrower; and
(h)	any Lien created under the Loan
Documents.
SECTION 6.3	Sale and Lease-Back Transactions.  Borrower
shall not enter into any arrangement, directly or indirectly, with any Person whereby it shall sell or transfer any
property, real or personal, used or useful in its business,
whether now owned or thereafter acquired, and thereafter
rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property being sold or transferred.
SECTION 6.4	Investments, Loans and Advances.  Borrower
shall not make any Investments except:
(a)	Investments by Borrower and its
Subsidiaries existing on the date hereof; provided that there shall be no increase in such Investment after the Closing Date;
and
(b)	Permitted Investments.
SECTION 6.5	Mergers, Consolidations, Sales of Assets and
Acquisitions.
Borrower shall not merge into or consolidate with any other
Person, or permit any other Person to merge into or
consolidate with it, or sell, transfer, lease or otherwise dispose of in one transaction or in a series of transactions) all or any substantial part of its assets (whether now owned or hereafter acquired) or any capital stock of any Subsidiary of Borrower, or purchase, lease or otherwise acquire (in one transaction or a series of transactions) all or any substantial part of the assets of any other Person, except that (a) Borrower and any
Subsidiary of Borrower may purchase and sell inventory in
the ordinary course of business, (b) if at the time thereof and immediately after giving effect thereto no Event of Default or
Default shall have occurred and be continuing (i) any Wholly
Owned Subsidiary of Borrower may merge into Borrower in
a transaction in which Borrower is the surviving corporation and (ii) any Wholly Owned Subsidiary of Borrower may
merge into or consolidate with any other Wholly Owned
Subsidiary of Borrower in a transaction in which the
surviving entity is a Wholly Owned Subsidiary of Borrower
and no Person other than Borrower or a Wholly Owned
Subsidiary of Borrower receives any consideration, (c)
Borrower may transfer assets to its Wholly Owned
Subsidiaries of Borrower so long as such Wholly Owned
Subsidiary of Borrower has joined this Agreement and the
other Loan Documents as a Borrower and granted Lender a
lien on all the Collateral owned by such Wholly Owned
Subsidiary of Borrower, and (d) Borrower may enter into the
Acquisition.  In addition, Borrower may not transfer or in any other manner convey or dispose (excluding Inventory sold
and Equipment disposed of in the ordinary course of business)
of an equitable, beneficial or legal interest in (i) the Collateral,
(ii) assets necessary to operate Borrowers Business, or
(iii) other assets unless Borrower applies the proceeds to
promptly replace or upgrade the transferred assets or to
repay the Loan, except that Borrower may enter into the
Acquisition.
SECTION 6.6	Dividends and Distributions; Restrictions on
Ability of Subsidiaries to Pay Dividends.
(a)	Borrower shall not declare or pay, directly
or indirectly, any dividend or make any other distribution (by reduction of capital or otherwise), whether in cash, property, securities or a combination thereof (other than a dividend or distribution of any shares of common stock of Borrower), with respect to any shares of its capital stock or directly or indirectly redeem, purchase, retire or otherwise acquire for value (or
permit any of its Subsidiaries to purchase or acquire) any
shares of any class of its capital stock or set aside any amount for any such purpose; provided, however, that Borrower may,
on a one time basis, distribute, prior to the consummation of the Acquisition, an amount not in excess of One Hundred
Sixty-Five Thousand Dollars ($165,000) to Daniel Atkins for
the purpose of enabling him to make required tax payments;
provided further, however, that after giving effect to such
distribution to Daniel Atkins, Borrower shall have not less than
Ten Thousand Dollars ($10,000) of available cash.
(b)	Borrower shall not permit its Subsidiaries
to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any such Subsidiary to (i) pay any dividends or make any other distributions on its capital stock or any other interest or (ii) make or repay any loans or advances to Borrower or the parent of such Subsidiary.
SECTION 6.7	Transactions with Affiliates.  Except as agreed
to in writing by Lender, Borrower shall not sell or transfer any property or assets to, or purchase or acquire any
property or assets from, or otherwise engage in any other
transactions with, any of its Affiliates, except that Borrower may engage in any of the foregoing transactions with any of
its Wholly Owned Subsidiaries and Borrower or any
Subsidiary of Borrower may engage in any of the foregoing
transactions in the ordinary course of business at prices and on terms and conditions not less favorable to Borrower or
such Subsidiary than could be obtained on an arms-length
basis from unrelated third parties.
SECTION 6.8	Business of Borrower and Subsidiaries.
Borrower shall not engage at any time in any business or
business activity other than the business currently conducted by it and business activities reasonably incidental thereto.
Borrower shall not acquire or create any new Subsidiary
unless such subsequently acquired or organized Subsidiary
executes a joinder to the Note and this Agreement, in form
acceptable to Lender.
SECTION 6.9	Change of Corporate Name or Location; Change
in Fiscal Year.  Borrower shall not (a) change its corporate name or (b) change its chief executive office, principal place of business, other places of business or locations at which
Collateral is held or stored, or the location of its records concerning the Collateral, in any case without at least thirty
(30) days prior written notice to Lender and after Lenders
written acknowledgement that any reasonable action
requested by Lender in connection therewith, including to
continue the perfection of any Liens in favor of Lender in
any Collateral, has been completed or taken, and provided
that any such new location shall be in the United States.
Notwithstanding the foregoing, Borrower shall provide at
least five (5) days prior written notice with respect to any relocation of a place of business other than Borrowers chief executive office or principal place of business.  Borrower
shall not change its fiscal year.
SECTION 6.10	Intellectual Property.
(a)	Except in the ordinary course of its
business, Borrower will not Transfer or grant an exclusive or non-exclusive license relating to, or otherwise dispose of any of the Intellectual Property without the prior written consent of
Lender.
(b)	Borrower shall not file any application for
the issuance of a patent or trademark with the United States
Patent and Trademark Office or any similar office or agency in the United States or any other country, unless Borrower has by prior written notice informed Lender of such action and, upon request of Lender, Borrower shall execute and deliver to
Lender any and all assignments, agreements, instruments,
documents and such other papers as may be requested by
Lender to effect an assignment of such application to Lender in the manner provided by the Security Documents after an Event of Default.
(c)	Borrower will render any assistance
reasonably necessary to Lender without cost in any proceeding before the United States Patent and Trademark Office or any
similar office or agency in the United States or any other
country to maintain each application for any patents,
copyrights, trademarks or other Intellectual Property, including, without limitation, the filing of all renewals and paying all annuities.
(d)	Borrower shall not infringe on or interfere
with any Intellectual Property of any other Person in any
material respect.
SECTION 6.11		No Sale of Assets. Borrower shall
not, and shall not permit any of its Subsidiaries to, directly or indirectly, sell, lease, assign, transfer or otherwise dispose of any assets, whether now owned or hereafter acquired, other than (a)
inventory in the ordinary course of business, (b) obsolete or worn out property disposed of in the ordinary course of business, or (c)
in connection with the Asset Purchase Agreement.
SECTION 6.12		No Guaranties.  Except as otherwise
provided by this Agreement, Borrower shall not, and shall not permit any of its Subsidiaries to, directly or indirectly, issue or assume any Guaranty with respect to the liabilities of any other
Person, including any Subsidiary or Affiliate of Borrower, except by the endorsement of negotiable instruments for deposit or
collection or similar transactions in the ordinary course of business.
SECTION 6.13		No Restricted Payments.  Borrower
shall not, and shall not permit any of its Subsidiaries to, directly or indirectly, declare, pay or make any Restricted Payment,
except:
(a)	any dividends or distributions to Borrower
from any of its Subsidiaries; and
(b)	payments on the Obligations.
SECTION 6.14		Issuance of Capital Stock.  Borrower
shall not, and shall not permit any of its Subsidiaries to, issue, sell, distribute, or otherwise transfer its capital stock or other equity interests to any Person, except (i) dividends permitted by
Section 6.6, and (ii) dispositions by any Subsidiary of Borrower of such Subsidiarys capital stock or other equity interests to
Borrower.
SECTION 6.15		Additional Restrictive Covenants.
Borrower shall not, and shall not permit any of its Subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective (a) any consensual restriction limiting the ability (whether by covenant, event of default, subordination or otherwise and including any such the effect of which is to require the providing of equal and ratable security to any other Person in the event a Lien is granted to or for the benefit of Lender) to (i)
pay dividends or make any other distributions on shares of its capital stock or other equity interests held by Borrower or any other Subsidiary; (ii) pay any liability owed to Borrower or any other Subsidiary; (iii) make any loans or advances to or other
Investments in Borrower or in any other Subsidiary of Borrower;
or (iv) create or permit to exist any Lien upon the assets of
Borrower or any Subsidiary, other than Liens permitted under
Section 6.2; or (b) any contractual obligation which may restrict or inhibit Lenders rights or ability to sell or otherwise dispose of the Collateral or any part thereof after the occurrence of an Event of Default; other than Permitted Restrictive Covenants.
SECTION 6.16		No Additional Subsidiaries.
Borrower will not, and shall not permit any of its Subsidiaries to, directly or indirectly, form or acquire any new Subsidiaries unless such newly formed or acquired Subsidiary becomes a co-
borrower with Borrower under the Loan Documents and enters
into such agreements and documents reasonably requested by
Lender in connection therewith.
ARTICLE VII
SECURITY PROVISIONS
SECTION 7.1	Security Interest.  To further secure the
Obligations, and without limiting the legal operation and
effect of any other Loan Document, Borrower hereby
collaterally assigns to Lender, and grants Lender a security interest in, all of Borrowers Property described below, now
owned and hereafter acquired, created or arising, and all of
Borrowers Property listed on any Schedule to this
Agreement, now owned and hereafter acquired, created or
arising, and in each case regardless of where such Property
may be located and whether such Property may be in the
possession of Borrower, Lender, or a third party, and, if any of such Property may be held or stored with any Person
other than a Borrower, together with all of Borrowers rights now owned and hereafter acquired, created or arising
relating to the storage and retrieval thereof and access
thereto (all of which Property described below or listed on
any such Schedule and all such rights of storage, retrieval and access being referred to herein as Collateral):
(a)	All of Borrowers Accounts; and
(b)	All of Borrowers Bank Accounts; and
(c)	All of Borrowers Chattel Paper; and
(d)	All of Borrowers Documents; and
(e)	All of Borrowers Equipment; and
(f)	All of Borrowers General Intangibles; and
(g)	All of Borrowers moneys, cash
equivalents, securities and other property, now or hereafter held or received by, or in transit to, Lender, whether for
safekeeping, pledge, custody, transmission, collection or
otherwise, and any balances, sums and credits of Borrower held by Lender at any time existing (Held Items); and
(h)	All of Borrowers Instruments; and
(i)	All of Borrowers Inventory; and
(j)	All of Borrowers Investment Property; and
(k)	All of Borrowers right, title and interest in
any tangible or intangible personal property that is not
described within the other defined terms included within the definition of Collateral (Other Personalty); and
(l)	All Proceeds; and
(m)	All products of Collateral (Products); and
(n)	All of Borrowers books, records,
documents, ledger cards, invoices, bills of lading and other shipping evidence, credit files, computer programs, tapes,
discs, diskettes, and other data and software storage medium and devices, customer lists, mailing lists, mailing labels,
business forms and stationery, and other property and general intangibles evidencing or relating to Borrowers Accounts,
Inventory, Chattel Paper, General Intangibles, Investment
Property, and/or other Collateral, or any Account Debtor,
(including any rights of Borrower with respect to the foregoing maintained with or by any other Person) (Records).
SECTION 7.2	Chattel Paper and Instruments.  Borrower shall
mark or stamp the first page and the signature page of all
Chattel Paper with a legend clearly and conspicuously
stating that such Chattel Paper is subject to a continuing
security interest in favor of Lender, and promptly upon
Lenders request from time to time, and at Borrowers sole
cost and expense, and without limiting the effect of any
other provision of this Agreement or any other Loan
Document, Borrower shall:  (i) deliver to Lender such
Chattel Paper, and execute and deliver to Lender such
assignments of Chattel Paper and related endorsements of
Chattel Paper, as Lender may request, and shall cause the
makers of the Chattel Paper to deliver to Lender such
acknowledgments of the assignments of Chattel Paper as
Lender may request; and (ii) deliver to Lender such
Instruments, and execute and deliver to Lender such
collateral assignments of Instruments and related
endorsements of Instruments, as Lender may request, and
shall cause the makers of the Instruments to deliver to
Lender such acknowledgments of assignment of Instruments
as Lender may request.
SECTION 7.3	Equipment.  Borrower shall use the
Equipment solely in the conduct of its business and in a
careful and proper manner.  Borrower shall keep all of its
Equipment at its principal place of business or at the Real
Property and shall not change the location of any material
portion of the Equipment without providing Lender with
thirty (30) days prior written notice thereof.
SECTION 7.4	Inventory.  Borrower shall store all of the
Inventory in a careful, secure and proper manner at its
principal place of business or at the Real Property and shall not change the location of any material amount of the
Inventory without providing Lender with thirty (30) days
prior written notice thereof.
SECTION 7.5	Additional Collateral.  If Borrower proposes
to acquire additional property that would constitute
Collateral, and if the security interest of Lender would not be a first priority perfected security interest upon acquisition of such property, then except with respect to permitted
Liens, as to which this Section shall not apply, Borrower
shall, before acquiring such property, notify Lender of the
intended acquisition and take whatever actions Lender may
require in order that, upon the acquisition of such property,
Lender will have a first priority perfected security interest therein.
SECTION 7.6	Covenant Regarding Receivables.  Borrower
shall not rescind or cancel any Indebtedness evidenced by any Accounts or modify any term thereof or make any adjustment with respect thereto, or extend or renew the same, or compromise or settle any dispute, claim, suit or legal proceeding relating thereto or sell any Accounts or interest therein, without the prior written consent of Lender, except as permitted by Section
7.7 hereof. Borrower shall timely fulfill all obligations on their part to be fulfilled under or in connection with the Accounts.

Section 7.7	Collection.  Borrower shall take all
commercially reasonable actions to cause to be collected from the Account Debtor of each of the Accounts, as and when due (including Accounts that are delinquent, such Accounts to be collected in accordance with generally accepted commercial collection procedures), any and all amounts owing under or on account of such Accounts, and apply forthwith upon receipt thereof all such amounts as are so collected to the outstanding balance of such Accounts, except that, prior to the occurrence of an Event of Default, Borrower may allow in the ordinary course of business (a) a refund or credit due as a result of returned or damaged merchandise and (b) such extensions of time to pay amounts due in respect of Accounts and such other modifications of payment terms in respect of Accounts as shall be commercially reasonable in the circumstances, all in accordance with Borrowers ordinary course of business consistent with its collection practices as in effect from time to time. The costs and expenses (including attorneys fees and the allocated costs of internal counsel) of collection, whether incurred by Borrower or Lender, shall be paid by Borrower.
SECTION 7.8	Further Assurances of Collateral.  Borrower
shall execute such further agreements, documents, financing
statements and other instruments as may reasonably be
requested by Lender in order to perfect the security interests granted herein.  To the extent that possession of the
Collateral may be necessary or advisable to perfect the
collateral assignment and security interests granted hereby,
Borrower shall deliver such Collateral to Lender upon the
request of Lender; provided that before the occurrence of an
Event of Default, Lender shall not require physical
possession of Collateral if such possession would materially impair Borrowers ability to transact business in a
commercially reasonably manner.  Without limiting the
generality of the foregoing, Borrower hereby covenants and
agrees that all Liens granted to Lender under this Agreement and/or any other Loan Documents, are, and shall at all times be, first priority Liens, subject only to permitted Liens, and that no Property of Borrower shall be subject to any Lien
(regardless of priority) except for permitted Liens.
ARTICLE VIII
EVENTS OF DEFAULT
AND REMEDIES
SECTION 8.1	Events of Default.  If any of the following
events (Events of Default) occur:
(a)	 any representation or warranty made or
deemed made in or in connection with any Loan Document or
the Loan hereunder, or any representation, warranty, statement or information contained in any report, certificate, financial statement or other instrument furnished in connection with or pursuant to any Loan Document, proves to have been
materially false or misleading when so made, deemed made or
furnished and a period of ten (10) Business Days shall have
elapsed after the occurrence of such event;
(b)	default is made in the payment of any
principal of the Loan when and as the same shall become due
and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;
(c)	default is made in the payment of any
interest on the Loan or any other amount (other than an amount referred to in (b) above) due under any Loan Document, when
and as the same becomes due and payable, and such default
continues unremedied for a period of ten (10) Business Days;
(d)	default is made in the due observance or
performance by Borrower of any covenant, condition or
agreement contained in Section 5.1(a) or in Articles VI or VII, and such default continues unremedied for a period of ten (10)
Business Days;
(e)	default is made in the due observance or
performance by any Loan Party of any covenant, condition or
agreement contained in any Loan Document (other than those
specified in (b), (c) or (d) above) and such default continues unremedied for a period of thirty (30) days after notice thereof from Lender to Borrower or after such Loan Party has
knowledge of the occurrence thereof;
(f)	Borrower (i) fails to pay any principal or
interest, regardless of amount due, in respect of any
Indebtedness in a principal amount in excess of $10,000, when and as the same becomes due and payable, or (ii) fails to
observe or perform any other term, covenant, condition or
agreement contained in any agreement or instrument
evidencing or governing any such Indebtedness if the effect of any failure referred to in this clause (ii) is to cause, or to permit the holder or holders of such Indebtedness or a trustee on its or their behalf (with or without the giving of notice, the lapse of time or both) to cause, such Indebtedness to become due prior to its stated maturity, and such default continues unremedied for a period of ten (10) Business Days;
(g)	an Act of Bankruptcy or Act of
Dissolution shall have occurred with respect to Borrower or
any other Loan Party;
(h)	one or more judgments for the payment of
money in an aggregate amount in excess of $100,000
(excluding any portion thereof that an insurance company of
recognized standing and creditworthiness has agreed in a
writing reasonably satisfactory to Lender to pay) is rendered against any Loan Party, and the same shall remain
undischarged for a period of thirty (30) consecutive days
during which execution is not effectively stayed, or any action is legally taken by a judgment creditor to levy upon assets or properties of Borrower to enforce any such judgment; or
(i)	any security interest purported to be
created by any Security Document shall cease to be, or shall be asserted by any Loan Party not to be, a valid, perfected, first priority (except as otherwise expressly provided in this
Agreement or such Security Document) security interest in the securities, assets or properties covered thereby;
then, and in every such event (other than an event with respect to
Borrower described in paragraph (g) above) and at any time
thereafter during the continuance of such event, Lender may by notice to Borrower, take either or both of the following actions, at the same or different times: declare the principal amount then outstanding to be forthwith due and payable in whole or in part, whereupon the principal amount so declared to be due and
payable, together with accrued interest thereon and all other liabilities of Borrower accrued hereunder and under any other
Loan Document, shall become forthwith due and payable,
without presentment demand, protest or any other notice of any kind, all of which are hereby expressly waived by Borrower,
anything contained herein or in any other Loan Document to the contrary notwithstanding; and in any event with respect to
Borrower described in paragraph (g) above, the principal of the
Loan then outstanding, together with accrued interest thereon and all other liabilities of Borrower accrued hereunder and under any other Loan Document, shall automatically become due and
payable, without presentment demand, protest or any other notice of any kind, all of which are hereby expressly waived by
Borrower, anything contained herein or in any other Loan
Document to the contrary notwithstanding.
SECTION 8.2	Other Remedies.  In addition to the foregoing,
upon the occurrence of an Event of Default, Lender may do
any of the following:
(a)	Collect and enforce payment of all of
Borrowers Deposit Accounts, Accounts, General Intangibles,
Chattel Paper, Instruments and Documents and rights and
remedies with respect to such Property as would otherwise be exercised by Borrower, including:  the power to take
possession of and endorse in the name of Borrower, any Items of Payment of any kind and any other documents received;  the power to extend the time of payment of, the time to sue for, and the time to give acquittances for, monies due; and the power to withdraw proceeds deposited in the name of Borrower in any
bank or savings institution.
(b)	Sell or otherwise dispose of the stock
Collateral and sell or otherwise dispose of the non-stock
Collateral, or any part thereof, at public or private sale (or at any brokers board or on any securities exchange) or otherwise, for cash, upon credit or for future delivery as Lender shall deem appropriate.  Each such purchaser at any such sale shall hold the property sold absolutely, free from any claim or right on the part of Borrower, and Borrower hereby waives (to the
extent permitted by law) all rights of redemption, stay and
appraisal that Borrower now has or may at any time in the
future have under any rule of law or statute now existing or hereafter enacted.  Lender shall give Borrower at least five (5)
days written notice (which Borrower agrees is reasonable
notice within the meaning of Section 9-504(3) of the UCC) of
Lenders intention to make any sale of Collateral owned by
Borrower, as the case may be.  Such notice, in the case of a public sale, shall state the time and place for such sale and, in the case of a sale at a brokers board or on a securities exchange, shall state the board or exchange at which such sale is to be made and the day on which the Collateral, or portion thereof, will first be offered for sale at such board or exchange.
	Any such public sale shall be held at such time or times
within ordinary business hours and at such place or places as
Lender may fix and state in the notice of such sale, and at any such sale, the Collateral, or portion thereof, to be sold may be sold in one lot as an entirety or in separate parcels, as Lender may (in its discretion) determine.  Lender shall not be
obligated to make any sale of any Collateral if Lender shall determine not to do so, regardless of the fact that notice of sale of such Collateral shall have been given.  Lender may,
without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by
announcement at the time and place fixed for sale.  Such sale may, without further notice, to Borrower or anyone else, be
made at the time and place to which the same was so
adjourned.  In case any sale of all or any part of the Collateral is made on credit or for future delivery, the Collateral so sold may be retained by Lender until the sale price is paid by the purchaser or purchasers thereof, but Lender shall not incur
any liability in case any such purchaser or purchasers shall fail to take up and pay for Collateral so sold and, in case of any such failure, such of the Collateral may be sold again
upon notice to Borrower as set forth in this Section.
	At any public sale made pursuant to this Section, Lender
may bid for or purchase, free (to the extent permitted by law)
from any right of redemption, stay or appraisal on the part of
Borrower (all said rights being also hereby waived and
released to the extent permitted by law), the Collateral or any part thereof offered for sale and may make payment on
account thereof by using any claim then due and payable to
Lender from Borrower as a credit against the purchase price.
Lender may, upon compliance with the terms of sale, hold,
retain and dispose of such property without further
accountability to Borrower therefor.  For purposes hereof, a written agreement to purchase the Collateral or any portion
thereof shall be treated as a sale thereof.  Lender shall be free to carry out such sale pursuant to such agreement, and
Borrower shall not be entitled to the return of the Collateral or any portion thereof subject thereto, notwithstanding the
fact that after Lender shall have entered into such an
agreement, all Events of Default shall have been remedied
and the Obligations paid in full.
(c)	As an alternative to exercising the power
of sale herein conferred upon Lender, Lender may proceed by a suit or suits at law or in equity to foreclose this Agreement and to sell the Collateral or any portion thereof pursuant to a
judgment or decree of a court or courts having competent
jurisdiction or pursuant to a proceeding by a court-appointed
Receiver.  Upon any sale of Collateral by Lender (including a sale pursuant to a power of sale granted by statute or under a judicial proceeding), the receipt of Lender or of the officer making the sale shall be a sufficient discharge to the purchaser or purchasers of the Collateral being sold, and such purchaser or purchasers shall not be obligated to see to the application of any part of the purchase money paid over to Lender or such
officer or be answerable in any way for the misapplication
thereof.
	Borrower agrees that in selling or otherwise disposing of
the Collateral and in exercising Lenders rights and remedies to the Collateral, Lender and/or any Receiver and/or any
designee of Lender and/or any Receiver shall have the
unrestricted and irrevocable right (so long as not violative of law) to advertise, sell, lease, license or otherwise dispose of the Collateral under and together with, and shall otherwise have the unrestricted and irrevocable right to use, without
limitation, in connection therewith, any and all of Borrowers advertisements in any medium (and other marketing and
promotional materials in any medium), brochures, signs,
stationery, business forms, packaging and shipping materials, programs, software, licenses, permits, consents, approvals,
and Intellectual Property relating to such Collateral and/or
Borrowers business, and all agreements with employees and
former employees relating to any of the foregoing.  Borrower shall indemnify and hold harmless Lender and any Receiver,
and their designees, shareholders, directors, officers,
employees, agents, attorneys, accountants, and other advisors, from and against any and all claims (including claims for
royalties and/or money damages and/or claims for injunctive
relief), liabilities, damages, royalties, and penalties of any
Person, and Lenders and any Receivers costs and expenses
(including attorneys fees) and those of their designees,
shareholders, directors, officers, employees, agents, attorneys, accountants, and other advisors, incurred to defend against any thereof.
(d)	With regard to all Collateral so collected,
sold or otherwise disposed of, to the extent permitted by
applicable law, Lender shall have absolute discretion as to the time of application of any such proceeds, moneys or balances in accordance with this Agreement, first, to the settlement of all
Liens on the Collateral prior to Lenders Lien; second, to the payment of all costs incurred in connection with the
enforcement of the Loan Documents and exercise of remedies;
and third, to the payment of all Obligations, and, in case of any deficiency, Lender may collect such deficiency from Borrower
(provided however, nothing in this provision shall be construed in derogation or limitation of any guaranty of payment or used to construe any guaranty of payment as being merely a
guaranty of collection).
SECTION 8.3	Intellectual Property Remedies.  In addition to
all other rights and remedies, Lender, following the
occurrence of an Event of Default hereunder shall have the
following rights and remedies with respect to the Intellectual
Property, each of which may be exercised without notice to,
or consent by, Borrower except as expressly provided for
herein:
(a)	Lender may require that Borrower and all
Affiliates of Borrower immediately discontinue any existing
use of the Intellectual Property and that neither Borrower nor any Affiliate of Borrower make any further use of the
Intellectual Property for any purpose whatsoever;
(b)	Upon ten (10) days prior notice to
Borrower, Lender may grant one or more exclusive or non-
exclusive license or licenses relating to any of the Intellectual
Property for such term or terms, on such conditions, and in
such manner, as Lender shall in its sole discretion deem
appropriate.  Such license or licenses may be general, special or otherwise, and may be granted on an exclusive or non-
exclusive basis throughout the United States of America, its territories and possessions and all foreign countries;
(c)	Upon ten (10) days prior notice to
Borrower, Lender may assign, sell or otherwise dispose of the
Intellectual Property or any part thereof, either with or without special conditions or stipulations.  Lender shall have the power to purchase the Intellectual Property or any part thereof, and
Lender shall also have the power to execute all assurances and to perform all other acts that Lender may, in Lenders sole
discretion, deem appropriate or proper to complete such
assignment, sale or disposition;
(d)	Lender may first apply the proceeds
actually received from any such license, assignment, sale or other disposition of Intellectual Property to the reasonable costs and expenses thereof, including, without limitation to,
reasonable attorneys fees and all legal, travel and other
expenses that may be incurred by Lender.  Thereafter, Lender may apply any remaining proceeds to such of the Obligations
as Lender may in its sole discretion determine.  Borrower shall remain liable to Lender for any Obligations or reasonable
expenses remaining unpaid after the application of such
proceeds, and Borrower will pay Lender on demand any such
unpaid amount, together with interest at the default rate of interest specified herein; and
(e)	If any such license, assignment, sale or
other disposition of the Intellectual Property (or any part
thereof) is made after the occurrence of an Event of Default under any of the Loan Documents, Borrower shall supply to
Lender or Lenders designee, Borrowers knowledge and
expertise relating to the manufacture and sale of the products according to the patented inventions, Borrowers customer lists, and other records relating to the distribution of any products related thereto.
To the extent there may be any inconsistency between this
Section 8.3 and the Collateral Assignment of Trademarks and
Patents, the Collateral Assignment of Trademarks and Patents
shall control.
SECTION 8.4	Receiver.  If an Event of Default shall occur
and be continuing, Lender shall be entitled as a matter of
right and to the extent permitted by law, without notice to
any Loan Party, and without regard to the adequacy of
security, to the immediate ex parte appointment of a
Receiver by a court having jurisdiction in order to carry out all rights and remedies available to Lender upon such Event
of Default, and to manage, protect and preserve the
Collateral, and any other Property of Borrower and
continue to operate or liquidate Borrowers business and to
collect all revenues and profits thereof and apply the same to the payment of all expenses and other charges of such
receivership, custodianship or similar appointment,
including compensation of the Receiver and to the payment
of the Obligations, and to the payment of such other claims
and expenses as may appear appropriate.  If Lender shall
apply for the appointment of, or the taking of possession by, a Receiver, to hold, operate or liquidate all or any substantial part of the properties or assets of Borrower, Borrower
hereby consents to any such appointment and taking of
possession.  Borrower shall deliver to any Receiver so
appointed upon Lenders request all original Records, and
any other records, books, and other information regarding
the Collateral, and any other Property of Borrower and the
operations of the business of Borrower.
SECTION 8.5	Waivers.  Borrower waives presentment,
demand, notice of dishonor, and protest, and all demands
and notices of any action taken by Lender under this
Agreement, except as otherwise provided herein, are hereby
waived, and any indulgence of Lender, substitution for,
exchange of or release of collateral, or addition or release of any person liable on the collateral is hereby assented and
consented to and shall not operate or be claimed to operate
to release or exonerate any other collateral or person or any claim of Lender.
SECTION 8.6	Attorney-In-Fact.  Borrower hereby
irrevocably appoints Lender as its attorney-in-fact, with
power of substitution, to do each of the following in the
name of Borrower or in the name of Lender or otherwise,
for the use and benefit of Lender, but at the cost and expense of Borrower, and without notice to Borrower:
(a)	notify the debtors or other party(ies)
obligated under any of the Accounts, Chattel Paper or General
Intangibles to make payments thereon directly to Lender, and to take control of the cash and non-cash proceeds of any
Collateral;
(b)	compromise, extend, or renew any of the
Collateral or deal with the same as it may deem advisable;
(c)	release, make exchanges, substitutions, or
surrender of all or any part of the Collateral;
(d)	remove from Borrowers place of business
all Records relating to or evidencing any of the Collateral or without cost or expense to Lender, make such use of Borrowers place(s) of business as may be reasonably necessary to
administer, control and collect the Collateral;
(e)	repair, alter or supply goods, if any,
necessary to fulfill in whole or in part the purchase order of any account debtor;
(f)	demand, collect, receipt for and give
renewals, extensions, discharges and releases of any of the
Collateral;
(g)	institute and prosecute legal and equitable
proceedings to enforce collection of, or realize upon, any of the
Collateral;
(h)	settle, renew, extend, compromise,
compound, exchange or adjust claims with respect to any of the
Collateral or any legal proceedings brought with respect
thereto;
(i)	endorse the name of Borrower upon any
items of payment relating to the Collateral or upon any proof of claim in bankruptcy against an account debtor;
(j)	institute and prosecute legal and equitable
proceedings to reclaim any of the goods sold to any debtor
obligated on an Account, Chattel Paper, or General Intangible
at a time when such debtor was insolvent;
(k)	receive and open all mail addressed to
Borrower and notify the postal authorities to change the
address for the delivery of mail to Borrower to such address as
Lender may designate; and
(l)	execute and deliver on behalf of Borrower
one or more instruments of assignment of the Intellectual
Property (or application, letters patent or recording relating thereto), in form suitable for filing, recording or registration. Notwithstanding anything in this Section 8.6 to the contrary,
Lender shall not exercise the foregoing power of attorney at any time except during the continuation of an Event of Default.
ARTICLE IX
MISCELLANEOUS
SECTION 9.1	Notices.  Notices and other communications
provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:
If to Borrower:
11375 Sunrise Park Drive
Suite 800
Rancho Cordova, CA  95742
Attention:

Telecopy:

with a copy to:
Patton Boggs LLP
Suite 1900
1660 Lincoln Street
Denver, CO  80264
Attention:   Michael Hoog, Esq.
Telecopy: (303) 830-9239

If to Lender:
1710 Route Transcanadienne
Dorval, Quebec H9P 1H7
Canada
Attention:  Mr. Stephen Altro
Telecopy: (514) 685-2825
with a copy to:
Piper Marbury Rudnick & Wolfe
LLP
1251 Avenue of the Americas
New York, New York  10020
Attention:  David J. Fisher, Esq.
Telecopy:  (212) 835-6001

and
Adessky, Poulin
Place Canada Trust
18th etage
999 Boul. De Maisonneuve Quest
Montreal, Quebec  H3A 3L4
Canada
Attention:  Elliot L. Bier, Esq.
Telecopy:  (514) 288-2697
All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy or on the date five (5) Business Days after dispatch by certified or registered mail if mailed, in each case delivered, sent or mailed (properly addressed) to such party as provided in this Section 9.1 or in accordance with the latest unrevoked direction from such party given in accordance with this Section 9.1.
SECTION 9.2	Survival of Agreement.  All covenants,
agreements, representations and warranties made by
Borrower herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by Lender and shall survive the
making by Lender of the Loan, regardless of any
investigation made by Lender or on its behalf and shall
continue in full force and effect as long as the principal of or any accrued interest on the Loan or any other amount payable under this Agreement or any other Loan Document
is outstanding and unpaid.  The provisions of Sections 2.9,
and 9.5 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby,
the repayment of the Loan, the invalidity or
unenforceability of any term or provision of this Agreement
or any other Loan Document, or any investigation made by
or on behalf of Lender.
SECTION 9.3	Binding Effect.  This Agreement shall become
effective when it shall have been executed by Borrower and
Lender and when Lender shall have received counterparts
hereof which, when taken together, bear the signatures of
each of the other parties hereto, and thereafter shall be
binding upon and inure to the benefit of the parties hereto
and their respective permitted successors and assigns.
SECTION 9.4	Successors and Assigns.
(a)	Whenever in this Agreement any of the
parties hereto is referred to, such reference shall be deemed to include the permitted successors and assigns of such party; and
all covenants, promises and agreements by or on behalf of
Borrower or Lender that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns.
(b)	Borrower shall not assign or delegate any
of its rights or duties hereunder without the prior written
consent of Lender, and any attempted assignment or delegation without such consent shall be null and void.
(c)	Lender shall not assign or delegate any of
its rights or duties hereunder to a Transferee without the prior written consent of Borrower, and any attempted assignment or delegation without such consent shall be null and void. Notwithstanding the foregoing, the notice and consent requirements of this paragraph (c) shall be in effect only so long as no Event of Default has occurred and is continuing.
SECTION 9.5	Expenses; Indemnity.
(a)	Borrower hereby agrees to pay all out-of-
pocket expenses (i) incurred by Lender (x) in connection with the preparation and administration of this Agreement and the other Loan Documents and (y) in connection with any
amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions hereby or thereby contemplated shall be consummated) and (ii) incurred by
Lender in connection with the enforcement or protection of its rights in connection with this Agreement and the other Loan Documents, including any suit, action, claim or other activity of Lender to collect the Obligations or any portion thereof, and in connection with the Transaction hereunder, including, in
each case, the reasonable fees, charges and disbursements of
Piper Marbury Rudnick & Wolfe LLP, counsel for Lender,
and, in connection with any such enforcement or protection, the reasonable fees, charges and disbursements of any other counsel for Lender, provided that Borrower shall only be liable for the fees, charges and disbursements of Piper Marbury
Rudnick & Wolfe LLP incurred in connection with Section
9.5(a)(i) in an amount not to exceed Fifteen Thousand Dollars
($15,000).
(b)	Borrower will indemnify Lender, and its
directors, officers, employees and agents (each such Person
being called an Indemnitee) against, and to hold each
Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees, charges and disbursements, incurred by or asserted against any Indemnitee arising out of in any way connected with, or as a result of (i) the execution or delivery of this Agreement or any other Loan Document or any agreement or instrument
contemplated thereby, the performance by the parties thereto of their respective obligations thereunder or the consummation of the Transaction and the other transactions contemplated
thereby, (ii) the use of the proceeds of the Loan, (iii) any claim, litigation investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto, or
(iv) any actual or alleged presence or release of hazardous materials on any property owned or operated by Borrower, or any environmental claim, suit or proceeding related in any way to Borrower relating to any environmental issue; provided that such indemnity shall not as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of
such Indemnitee.
(c)	The provisions of this Section 9.5 shall
remain operative and in full force and effect regardless of the expiration of the term of this Agreement the consummation of the transactions contemplated hereby, the repayment of the
Loan, the invalidity or unenforceability of any term or
provision of this Agreement or any other Loan Document, or
any investigation made by or on behalf of Lender.  All amounts due under this Section 9.5 shall be payable on written demand therefor.
SECTION 9.6	Waiver of Consequential and Punitive
Damages.  Borrower and Lender hereby waive to the fullest
extent permitted by law all claims to consequential and
punitive damages in any lawsuit or other legal action
brought by any of them against any other of them in respect
of any claim among or between any of them arising under
this Agreement, the other Loan Documents, or any other
agreement or agreements between or among any of them at
any time, including any such agreements, whether written or
oral, made or alleged to have been made at any time prior to the Closing Date, and all agreements made hereafter or
otherwise, and any and all claims arising under common law
or under any statute of any state or the United States of
America, including any thereof in contract, tort, strict
liability or otherwise, whether any such claims be now
existing or hereafter arising, now known or unknown.  In
making this waiver, Lender and Borrower acknowledge and
agree that there shall be no claims for consequential or
punitive damages made by Lender against Borrower and
there shall be no claims for consequential or punitive
damages made against Lender by Borrower.  Lender and
Borrower acknowledge and agree that this waiver of claims
for consequential damages and punitive damages is a material element of the consideration for this Agreement.
SECTION 9.7	Applicable Law.  THIS AGREEMENT AND
THE OTHER LOAN DOCUMENTS (OTHER THAN
AS EXPRESSLY SET FORTH IN OTHER LOAN
DOCUMENTS) SHALL BE CONSTRUED IN
ACCORDANCE WITH AND GOVERNED BY THE
LAWS OF THE STATE OF NEW YORK (EXCLUDING
NEW YORK CONFLICTS OF LAWS PROVISIONS).
SECTION 9.8	Waivers; Amendment.

(a)	No failure or delay of Lender in exercising
any power or right hereunder or under any other Loan
Document shall operate as a waiver thereof nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of Lender hereunder and under the other Loan Documents are cumulative and are not exclusive of any rights or remedies that it would otherwise have. No waiver of any provision of this Agreement or any other Loan Document or consent to any departure by Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on Borrower in any case shall entitle
Borrower to any other or further notice or demand in similar or other circumstances.
(b)	Neither this Agreement nor any provision
hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by
Borrower and Lender.
SECTION 9.9	Interest Rate Limitation.  Notwithstanding
anything herein to the contrary, if at any time the interest rate applicable to the Loan, together with all fees, charges, warrants and other amounts which are treated as interest on the Loan under applicable law (collectively the Charges), shall exceed the maximum lawful rate (the Maximum Rate) which may be contracted for, charged, taken, received or reserved by Lender holding the Loan in accordance with applicable law, the rate of interest payable in respect of the Loan hereunder, together with all Charges payable in respect thereof shall be limited to the Maximum Rate.

SECTION 9.10	Entire Agreement.  This Agreement
and the other Loan Documents constitute the entire contract between the parties relative to the subject matter hereof. Any other previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement and the other Loan Documents. Nothing in this Agreement or in the other Loan Documents, expressed or implied, is intended to confer upon any party other than the parties hereto and thereto any rights, remedies, obligations or liabilities under or by reason of this Agreement or the other Loan Documents.

SECTION 9.11	Independent Agreements.
BORROWER HEREBY ACKNOWLEDGES AND AGREES
THAT THE ASSET PURCHASE AGREEMENT IS AN
INDEPENDENT AGREEMENT BETWEEN LENDER
AND BORROWER AND THAT ALL OF THE
AGREEMENTS, OBLIGATIONS, TERMS AND
PROVISIONS SET FORTH IN THIS AGREEMENT AND
THE OTHER LOAN DOCUMENTS SHALL, SUBJECT
TO THE PROVISIONS OF SECTION 9.18, REMAIN IN
FULL FORCE AND EFFECT IRRESPECTIVE OF
WHETHER THE ASSET PURCHASE AGREEMENT IS
EXECUTED AND IRRESPECTIVE OF WHETHER THE
ACQUISITION IS CONSUMMATED.  IN
FURTHERANCE OF THE FOREGOING, BORROWER
HEREBY ACKNOWLEDGES AND AGREES THAT IT
SHALL, SUBJECT TO THE PROVISIONS OF SECTION
9.18, ABIDE BY ALL THE TERMS AND PROVISIONS OF
THIS AGREEMENT AND THE OTHER LOAN
DOCUMENTS, INCLUDING WITHOUT LIMITATION,
ITS OBLIGATION TO REPAY THE LOAN, TOGETHER
WITH ACCRUED INTEREST, AND ALL OTHER
OBLIGATIONS IN ACCORDANCE WITH THE TERMS
OF THIS AGREEMENT AND THE OTHER LOAN
DOCUMENTS, REGARDLESS OF WHETHER THE
ASSET PURCHASE AGREEMENT IS EXECUTED AND
REGARDLESS OF WHETHER THE ACQUISITION IS
CONSUMMATED, WITHOUT SET-OFF OR
COUNTERCLAIM, AND HEREBY FOREVER WAIVES
ANY DEFENSE TO SUCH REPAYMENT, OR TO ITS
AGREEMENTS AND OBLIGATIONS UNDER THIS
AGREEMENT AND THE OTHER LOAN DOCUMENTS
BASED ON A CLAIM THAT THE ASSET PURCHASE
AGREEMENT WAS NOT EXECUTED OR THAT THE
ACQUISITION WAS NOT CONSUMMATED.
SECTION 9.12	WAIVER OF JURY TRIAL.  EACH
PARTY HERETO HEREBY WAIVES, TO THE
FULLEST EXTENT PERMITTED BY APPLICABLE
LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY
JURY IN RESPECT OF ANY LITIGATION DIRECTLY
OR INDIRECTLY ARISING OUT OF, UNDER OR IN
CONNECTION WITH THIS AGREEMENT OR ANY
OF THE OTHER LOAN DOCUMENTS.  EACH
PARTY HERETO (A) CERTIFIES THAT NO
REPRESENTATIVE, AGENT OR ATTORNEY OF
ANY OTHER PARTY HAS REPRESENTED,
EXPRESSLY OR OTHERWISE, THAT SUCH OTHER
PARTY WOULD NOT, IN THE EVENT OF
LITIGATION, SEEK TO ENFORCE THE FOREGOING
WAIVER AND (B) ACKNOWLEDGES THAT IT AND
THE OTHER PARTIES HERETO HAVE BEEN
INDUCED TO ENTER INTO THIS AGREEMENT
AND THE OTHER LOAN DOCUMENTS, AS
APPLICABLE, BY, AMONG OTHER THINGS, THE
MUTUAL WAIVERS AND CERTIFICATIONS IN THIS
SECTION 9.12.



SECTION 9.13	Severability.  In the event any one or
more of the provisions contained in this Agreement or in any other Loan Document should be held invalid, illegal or unenforceable in any the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby (it being understood that the invalidity of a particular provision in a particular jurisdiction shall not in and of itself affect the validity of such provision in any other jurisdiction). The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

SECTION 9.14	Counterparts.  This Agreement may be
executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original but all of which when taken together shall constitute a single contract and shall become effective as provided in Section 9.3. Delivery of an executed signature page to this Agreement by facsimile transmission shall be as effective as delivery of a manually signed counterpart of this Agreement.

SECTION 9.15	Heading.  Article and Section headings
and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and are not to affect the construction of or to be taken into consideration in interpreting, this Agreement.

SECTION 9.16	Jurisdiction; Consent to Service of
Process.

(a)	Borrower hereby irrevocably and
unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or
Federal court of the United States of America sitting in the State of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the other Loan Documents, or for recognition or enforcement of any judgment and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in the State of New York or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law.
Nothing in this Agreement shall affect any right that Lender may otherwise have to bring any action or proceeding relating to this Agreement or the other Loan Documents against
Borrower or its properties in the courts of any jurisdiction.
(b)	Borrower hereby irrevocably and
unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit action or proceeding arising out of or relating to this Agreement or the other Loan Documents in any New York State or Federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such
court.
(c)	Each party to this Agreement irrevocably
consents to service of process in the manner provided for notices in Section 9.1. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.








SECTION 9.17	Relationship of the Parties; Advice of
Counsel. This Agreement provides for the making of an investment by Lender, in its capacity as an investor, in Borrower, in its capacity as a borrower, and for the payment of interest and repayment of principal by Borrower to Lender. The provisions herein for compliance with financial covenants, if any, and delivery of financial statements are intended solely for the benefit of Lender to protect its interests as a lender in assuring payments of interest and repayment of principal, and nothing contained in this Agreement shall be construed as permitting or obligating Lender to act as a financial or business advisor or consultant to Borrower, as permitting or obligating Lender to control Borrower or to conduct Borrowers operations, as creating any fiduciary obligation on the part of Lender to Borrower, or as creating any joint venture, agency or other relationship between the parties other than as explicitly and specifically stated in this Agreement. Lender is not (and shall not be construed as) a partner, joint venturer, alter-ego, manager, controlling person, operator or other business participant of any kind of Borrower; neither Lender nor Borrower intend that Lender assume such status, and, accordingly, Lender shall not be deemed responsible for (or a participant in) any acts or omissions of Borrower or any of its partners. Each of Lender and Borrower represents and warrants to the other that it has had the advice of experienced counsel of its own choosing in connection with the negotiation and execution of this Agreement and with respect to all matters contained herein.

SECTION 9.18	Termination.  Upon payment in full
of the Loan and all other Obligations, this Agreement shall terminate and all guaranties and security interests granted in connection herewith shall, at the expense of Borrower, be released and terminated, and Lender shall cooperate with Borrower or any other Loan Party to release all Collateral and to execute all releases and termination statements that Borrower shall reasonably request to effect such release.
Upon the consummation of the acquisition of all of Borrowers assets or stock by Lender or any of its Subsidiaries, Lender or such Subsidiary shall assume liability for the Loan, and all Guaranty Agreements, Pledge
Agreements and security interests granted hereunder shall terminate and Lender shall cooperate with Borrower or any other Loan Party to release all Collateral and to execute all releases and termination statements that Borrower shall reasonably request to effect such release.




IN WITNESS WHEREOF, the parties hereto have caused this Loan and Security Agreement to be duly executed by their respective authorized officers under seal as of the day and year first above written.

						BORROWER:
						LIMITED
TREASURES, INC.

						By:_/s/ Daniel
Atkins
						Name: Daniel
Atkins
						Title: President




						LENDER:

						GRAND TOYS
INTERNATIONAL, INC.


						By: /s/ Stephen
Altro
						Name: Stephen
Altro
						Title: Chairman

EXHIBITS AND SCHEDULES
Exhibit A	Perfection Certificate
Schedule 4.5	Executive Offices:
FEIN
Schedule 4.6	Financial Statements
Schedule 4.7	Indebtedness
Schedule 4.8	Bank Accounts
Schedule 4.9	Ownership and
Control of Borrower
Schedule 4.11	Leases
Schedule 4.12	Subsidiaries
Schedule 4.13	Directors, Officers and
Affiliates
Schedule 4.14	Litigation
Schedule 4.20	Insurance
Schedule 4.22	Employment Contracts
Schedule 4.29	Intellectual Property
Schedule 6.2	Liens
























PROMISSORY NOTE
$700,000.00	February 17, 2000
FOR VALUE RECEIVED, LIMITED TREASURES, INC., a
Delaware corporation (Borrower), promises to pay to the order of GRAND TOYS INTERNATIONAL, INC., a Nevada corporation (Lender, which term shall also include any subsequent holder of this Note), the principal sum of Seven
Hundred Thousand and no/100 Dollars ($700,000), together with interest until paid as set forth in this Note.

This Note is the Note referred to in that certain Loan and Security Agreement between Borrower and Lender dated on or about the same date as this Note (the Loan Agreement), and this Note is one of the Loan Documents referred to in the Loan Agreement. Capitalized terms used in this Note but not defined in this Note shall have the meanings given them in the Loan Agreement. The captions on the Sections of this Note are for convenience only and shall not be used for purposes of interpretation or construction of this Note.

SECTION 1.	Term.  The term of this Note shall commence
on the Closing Date and shall mature on July 1, 2000 (referred to herein as the Maturity Date).

SECTION 2.	Repayment.  Principal and interest shall accrue
and be payable on the outstanding unpaid principal balance of this Note at the rate of interest determined in accordance with the Loan Agreement. Borrower shall make principal plus interest payments in the amount, at the time, and in the manner set forth in the Loan Agreement. Each such payment shall not be subject to any set-off, counterclaim, recoupment, defense of other claim, right or action which any Loan Party, or any other Person, may have against Lender.

SECTION 3.	Prepayment.  Borrower may prepay this Note in
whole or in part as expressly permitted by the terms of the Loan Agreement.

SECTION 4.	Default; Acceleration.  Upon any default in
payment under this Note or the occurrence of any other Event of Default, and upon certain other events as specified in the Loan Agreement, the unpaid principal with interest and all other sums evidenced by this Note shall, at the option of Lender and in Lenders discretion, become immediately due and payable upon demand. Under certain circumstances, as set forth in the Loan Agreement, the unpaid principal and interest due under this Note shall become automatically due and payable without notice and demand. In the event of such acceleration, Borrower shall discharge its obligations by paying all sums due under this Note and the other Loan Documents with interest at the Default Rate from the date such acceleration is declared. Lenders failure to exercise this right to accelerate the payments due on this Note shall not constitute a waiver of Lenders right to accelerate in the event of any subsequent default.

SECTION 5.	Certain Obligor Waivers.  As to this Note and
any other Loan Document, Borrower and each other Loan
Party, if any, severally waive all applicable exemption rights, whether under any state constitution, homestead laws or otherwise, and also severally waive valuation and appraisement, presentment, notice of dishonor, and protest, notice of demand and nonpayment of this Note, and notice of acceleration and expressly agree that the maturity of this Note, or any payment under this Note, may be extended from time to time without in any way affecting the liability of Borrower or the liability of any other Loan Party.



If Lender transfers this Note to another holder who takes this Note for value and without actual knowledge of a claim or defense of the Borrower against any prior holder of this Note, such transferee shall not be subject to any claims, setoffs or defenses that Borrower may have against any holder of this Note prior to such transfer, and such transferee shall have all of the rights of a holder in due course against Borrower even if, absent this provision, such transferee would not qualify as a holder in due course under applicable law.

SECTION 6.	Preservation of Rights.  No failure on the part of
Lender to exercise any right or remedy hereunder, whether before or after the happening of a default shall constitute a waiver thereof, and no waiver of any past default shall constitute waiver of any future default or of any other default. No failure to accelerate the debt evidenced hereby by reason of default hereunder, or acceptance of a past due installment, or indulgence granted from time to time shall be construed to be a waiver of the right to insist upon prompt payment thereafter or to impose late charges retroactively or prospectively, or shall be deemed to be a novation of this Note or a reinstatement of the debt evidenced hereby or a waiver of such right or acceleration or any other right, or be construed so as to preclude the exercise of any right that Lender may have, whether by the laws of the State of New York, by agreement, or otherwise; and Borrower and each endorser or guarantor hereby expressly waives the benefit of any statute or rule of law or equity that would produce a result contrary to or in conflict with the foregoing. This Note may not be changed orally, but only by an agreement in writing signed by the party against whom such agreement is sought to be enforced.

SECTION 7.	New York Law.  Borrower hereby
acknowledges, consents and agrees that the provisions of this Note and the rights of all parties mentioned herein shall be governed by the laws of the State of New York and interpreted and construed in accordance with such laws (excluding, however, New York conflict of law principles).

SECTION 8.	Jurisdiction; Venue.  The provisions of the Loan
Agreement regarding jurisdiction and venue are incorporated herein by reference.

SECTION 9.	MUTUAL WAIVER OF JURY TRIAL.  BORROWER
AND LENDER WAIVE ALL RIGHTS TO TRIAL BY JURY OF ANY
CLAIMS OF ANY KIND ARISING UNDER OR RELATING IN ANY
WAY TO THIS NOTE AND/OR TO THE OTHER LOAN
DOCUMENTS.  BORROWER AND LENDER ACKNOWLEDGE
THAT THIS IS A WAIVER OF A LEGAL RIGHT AND REPRESENT
TO EACH OTHER THAT THESE WAIVERS ARE MADE
KNOWINGLY AND VOLUNTARILY AFTER CONSULTATION
WITH COUNSEL OF THEIR CHOICE.  BORROWER AND LENDER
AGREE THAT ALL SUCH CLAIMS SHALL BE TRIED BEFORE A
JUDGE OF A COURT HAVING JURISDICTION WITHOUT A JURY.

SECTION 10.	Severability.  In case any provision (or any part
of any provision) contained in this Note shall for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision (or remaining part of the affected provision) of this Note, but this Note shall be construed as if such invalid, illegal, or unenforceable provision (or part thereof) had never been contained herein but only to the extent such provision (or part thereof) is invalid, illegal, or unenforceable.

SECTION 11.	Time.  Time is of the essence of this Note.

IN WITNESS WHEREOF, and intending to be legally bound
hereby Borrower executes this Note under seal as of the date first written above.
	LIMITED
TREASURES,
INC.
		By:	 /s/ Daniel
Atkins(SEAL)
Name: Daniel
Atkins
Title:
President




































THIS AGREEMENT DATED the 7th day of November, 2000
B E T W E E N:
ORLANDO CORPORATION
(Hereinafter called the Landlord)
OF THE FIRST PART
- and -
GRAND TOYS LTD.
(Hereinafter called the Tenant)
OF THE SECOND PART
WHEREAS by a lease dated the 23rd day of October, 1990 made between Orlando Corporation as landlord and Grand Toys Ltd. as tenant (the lease), the Landlord demised and leased unto the Tenant the premises described therein and municipally known as 6427 Northam Drive, Mississauga, Ontario,
AND WHEREAS by a consent to assignment dated that 18th day of March. ! 993 (the consent to
Assignment) the Lease was assigned to 2892774 Canada Inc.;
AND WHEREAS 2892774 Canada Inc. changed its name to
Grand Toys Ltd. by way of Articles of
Amendment effective the 27th day of March. l 993 ;
AND WHEREAS the parties have agreed to extend the Lease as hereinafter set forth.
NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and covenants hereinafter contained and other good and valuable consideration the parties hereto agree as follows:
EFFECTIVE AS OF JANUARY 1, 2001
I . The Lease is extended for a term of five (5) years to be computed from the l st day of January, 200 1 and fully to be completed and ended on the 3 Ist day of December, 2005 (the Extended Term).
2. The Extended Term shall be upon the same terms and conditions as are contained in the Lease, save and except for the following:
(a) The Calculation of Basic Rent pursuant to paragraph (c) of
Section 2 of the Lease for the Extended
Term shall be 9,000 square feet multiplied by $5.80 per square foot per annum.
(b) The following paragraph shall be added to the Lease as Section
2 (f):
(e) Capital Tax means the taxes or excises imposed by any and all taxing authorities having jurisdiction, upon the Landlord and/or the owners of the Building based upon or computed by reference to the capital employed or invested by the Landlord and/or the owners of the Building on the Lands, the Building and improvements thereto.
(c) Section 2 (k) of the Lease (Definition of Taxes) is deleted and replaced by the following:
(k) taxes means all taxes rates duties, levies and assessments whatsoever
(imposed by any and all taxing authorities having jurisdiction) levied, charged or assessed upon the Complex or upon any part or parts thereof and all improvements now or hereafter erected or placed on the Lands or charged against the Landlord on account thereof, including but not limited to local improvement charges (but excluding profit and excess profit taxes and taxes assessed upon the income of the Landlord). In addition to the foregoing, Taxes shall include any and all taxes, charges, levies or assessments which may in the future be levied. charged or assessed in lieu thereof or in addition thereto. Taxes shall also include all costs and expenses incurred by the Landlord in obtaining or attempting to obtain a reduction or prevent an increase in the amount thereof and the cost of all consultants, solicitors and accountants retained by the Landlord with respect thereto.
Taxes shall also include a management fee of up to fifteen ( 15%) per annum of the foregoing
Initial

Landlord Tenant



-2-
amounts incurred for the Landlords services in administering.
determining and appealing the
Taxes, as may be applicable.
(d) The following paragraph shall be added to the Lease as Section
2 (n):
(n) Complex means the land described in Schedule tB attached to the Lease and the
Buildings.
(e) The Basic Rent payable by, the Tenant pursuant to paragraph
(a) of Section 4 of the Lease for the
Extended Tenu shall be as follows:
During the Extended Term the sum of $52,200.00 per annum to be paid in advance in equal consecutive monthly installments of $4,350.00 payable on the first day of each and every month of the Extended Term, the first of such payments to be made on the 1st day January, 200 l .
(f) Article 5 of the Lease (Taxes) is deleted and replaced by the following:
ARTICLE 5 - TAXES
Taxes Payable by Landlord
5.(a) The Landlord shall pay the Taxes charged on the Complex to the applicable taxing authority, subject to reimbursement by the Tenant as hereinafter
Set out. The Landlord shall have
no obligation to contest or litigate the imposition of any Taxes.
The Landlord may defer payment of
Taxes to the extent permitted by law if it diligently pursues or causes to be pursued the contest or appeal of the Taxes.
Taxes Payable by Tenant
5. (b) (i) If there is no separate assessment for Taxes with respect to the Premises, or if there is a separate assessnent, but such separate assessment, together with all other separate assessments relating to the Complex, do not aggregate the total assessment for the Taxes for the Complex, then until such time as there is a separate assessment for Taxes with respect to the Premises which, together with all other such separate assessments, aggregate the total assessment for Taxes for the Complex, and the Landlord so directs as Set out in paragraph
(ii) of this
Section 5. the Tenant shall pay as Additional Rent its Proportionate Share of the
Taxes for the Complex, adjusting the occupied tax rate for the Tenants specific use of the Premises provided that the Landlord at its option, may apportion the total assessment for Taxes for the Complex amongst the learnable premises of the
Complex including the Premises. based on generally accepted real estate appraisal practices. lf there is no separate assessment for Taxes as herein provided and the Complex is not fully assessed as a commercial or industrial property for determination of Iaxes in any Year, then the Landlord shall adjust the Taxes to an amount that would have been determined if the Complex were fully assessed as an occupied commercial or industrial property. If the Premises are at any time during the Term assessed for the support of Separate Schools or if the Taxes are increased by reason of any installations made in or upon or any alterations made in or to the Premises by the Tenant or by the Landlord on behalf of the Tenants the Tenant shall pay the amount of such increase forthwith to the
Landlord upon receipt of notice thereof.
(ii) If there is a separate assessment for Taxes with respect to the Premises. (which separate assessment shall be deemed to include the valuation of the Premises as determined from time to time by the assessor for realty taxation purposes of the
Complex. as evidenced by such documentation (including, without limitations the assessors valuation and/or working papers) that may be available to the Landlord, from time to time) and if such separate assessment together with all other separate assessments for the Complex aggregate the total assessment for Taxes for the
Complex, and if the Landlord so directs, the Tenant shall pay as Additional Rent the amount calculated by multiplying the assessment for the Premises by the applicable tax rate pertaining to the tenants use of the Premises on an occupied basis, which amount shall, for the purposes of this paragraph only and notwithstanding anything else herein contained. be the Tenants (Proportionate Share of Taxes for the Complex.

Initial


Landlord Tenant






-3 -
Tenants Business and Other Taxes
5. (c) In addition to the Taxes payable by the Tenant pursuant to
Section 5.(b), the Tenant shall
pay to the lawful taxing authorities or to the Landlord if the Landlord so directs:
(i) all taxes rates, duties assessments and other charges that are levied rated charged or assessed against or in respect of- all improvements equipment and facilities of the Tenant on or in the Premises or the Complex or any part thereof
(ii) every tax and license fee which is levied rated. charged or assessed against or in respect of and every business carried on in the Premises or in respect of the use or occupancy thereof or any part of the Lands by the Tenant and every subtenant or licensee of the Tenant or against the Landlord on account of its interest in the
Complex, and whether in any case, any such taxes rates duties assessments or license fees are rated charged or assessed by any federal provincial municipal school or other body during the Term,
(iii) the full amount of any taxes in the nature of a business transfer tax, value added tax, sales tax or any other tax levied rated charged or assessed in respect of the
Rent payable by the Tenant under this Lease or in respect of the rental of space under this Lease whether characterized as a goods and services tax sales tax value added tax business transfer tax or otherwise and
(iv) Capital Tax in respect of the Premises.
Payment of Taxes
5. (d) (i) The Landlord shall be entitled at any time or times in any Year upon at least fifteen ( 15) days notice to the Tenant to require the Tenant to pay to the Landlord the Tenants Proportionate Share of the Taxes for such Year in equal monthly installments. Such monthly amount shall be determined by dividing the Tenants
Proportionate Share of Taxes by the number of months for the period from
January 1 st in each Year of the Term until the due date of the final installment of
Taxes as established by the applicable taxing authority from time to time in each
Year (Installment Period) and shall be paid by the Tenant to the Landlord, monthly as Additional Rent. on the date for payment of monthly rental payments during the Installment Period. The Landlord shall be entitled subsequently during such Year upon at least fifteen ( 1 5) days notice to the Tenant to revise its estimate of the amount of increase in such Taxes and the said monthly installment shall be revised accordingly. All amounts received under this provision in any
Year on account of the estimated amount of such Taxes shall be applied in reduction of the actual amount of such Taxes for such Year. If the amount received is less than the Tenants Proportionate Share of the actual Taxes, the
Tenant shall pay any deficiency to the Landlord as Additional Rent within fifteen
( l 5) days following receipt by the Tenant of notice of the amount of such deficiency, lf the amount received is greater than the Tenants Proportionate
Share of the actual Taxes. the Landlord shall either refund the excess to the
Tenant as soon as possible after the end of the Year in respect of which such payments were made or at the Landlords option shall apply such excess against any amounts owing or becoming due to the Landlord by the Tenant
(ii) Taxes payable pursuant to paragraphs (i) and (ii) of Section 5.
(c) shall be paid by
the Tenant when due if separate tax bills are issued and other-wise shall be paid to the Landlord within ten ( 1 0) days written demand therefor.
(iii) Taxes payable pursuant to paragraphs (iii) and (iv) of Section 5.
(c) shall be paid
to the Landlord within ten ( 10) days written demand therefor or at such time or times as the Landlord from time to time determines by notice in writing to the
Tenant.
(iv) If the Term of this Lease commences or ends on any day other than the first or last days respectively, of a Year, the Tenant shall be liable only for the portion of the
Taxes for such Year as falls within the Term. determined on a per diem basis.
(g) The following paragraph shall be added to the Lease as Section l l . (iv):
4(iv) In the event that the rental payable under any such sublease or assignment is in excess of the rent reserved hereunder or is in excess of the proportionate rent
Initial


Landlord Tenant







-4-
reserved in the event of the sublease or assignment of part of the Premises, whether the excess be in the form of cash, goods or services from the subtenant or assignee or anyone acting on its behalf, such excess shall be payable to the
Landlord by the Tenant immediately upon receipt thereof, in the event that such excess is represented by goods or services rendered to the Tenant or its nominee, the value of those goods or services shall be determined by the Landlord and the
Tenant and that value shall be paid in cash to the Landlord herein immediately upon such determination.
(h)Section 16 of the Lease (intent of Lease) is amended by deleting the words (and capital taxes from the third line.
(i)The last three (3) paragraphs on page 20 of the Lease, starting with the words In consideration of the Tenant covenants to pay rent and ending with the words upon receipt by the Landlord of the Statutory Declaration. is deleted in its entirety.
2.It is agreed that nothing contained in this Agreement shall be deemed to alter, vary or change any provision of the Lease, save as expressly set forth herein, and the parties hereby confirm that the Lease and this Agreement shall henceforth be read and construed together and are in full force and effect.
3.This Agreement shall enure to the benefit of and the binding upon the parties hereto, their respective successors and permitted assigns.

IN WITNESS WHEREOF the parties hereto have executed this agreement as of the day and year first above written.

ORLANDO CORPORATION
Per:
Authorized signing officer
Name:
Title:
Per:
Authorized signing officer
Name:
Title.
We Have Authority to Bind the Corporation
GRAND TOYS LTD.
Authorized signing officer
Name: Title : Per:
Authorized signing officer
Name:
Title:
I/We Have Authority to Bind the Corporation
Initial
L.andlord Fcnatlt





















Exhibit 21


The following is a list of the Companys subsidiaries:


Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc.

Ark Creations, Inc.

Sababa Toys, Inc.




















Exhibit 23



INDEPENDENT AUDITORS
CONSENT




We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-68957) of Grand Toys International, Inc. of our reports dated
March 29, 2001 relating to the financial statements, which appear in this Form 10K.





Chartered Accountants




Montreal, Canada
March 29, 2001


































GRAND TOYS INTERNATIONAL,
INC.
Signatures

Years ended December 31



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001   			GRAND TOYS
INTERNATIONAL, INC.

						By:  /s/


							President
and CEO

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature				Title
		Date

/s/
March 30, 2001
R. Ian Bradley			             President and
					CEO (Principal
					Executive Officer)


/s/ Tania M. Clarke
		March 30, 2001
Tania M. Clarke				Executive Vice President,
and Chief
					Financial Officer,
					(Principal Financial
and Accounting Officer)


/s/ David Mars				Director
		March 30, 2001
David Mars


/s/ Elliot Bier				Director
		March 30, 2001
Elliot Bier


/s/James Rybakoff			Director
		March 30, 2001
James Rybakoff


/s/Stephen Altro  			Director
		March 30, 2001
Stephen Altro

GRAND TOYS INTERNATIONAL,
INC.

Signatures

Years ended December 31



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001			GRAND TOYS
INTERNATIONAL, INC.

						By:


							President
and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature				Title
		Date



R. Ian Bradley				President and
March 30, 2001
					CEO (Principal
					Executive Officer)



		March 30, 2001
Tania M. Clarke				Executive Vice President,
and Chief
					Financial Officer,
					(Principal Financial
					and Accounting Officer)


					Director
		March 30, 2001
David Mars


					Director
		March 30, 2001
Elliot Bier



James Rybakoff				Director
		March 30, 2001



Stephen Altro			              Director
		March 30, 200

Consolidated Financial Statements of

GRAND TOYS
INTERNATIONAL, INC.

		Years ended December 31, 2000, 1999 and 199

INDEPENDENT AUDITORS REPORT

The Board of Directors and Stockholders
Grand Toys International, Inc.

We have audited the consolidated balance sheets of Grand
Toys International, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, stockholders equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000.
These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with United States generally accepted auditing standards. With respect to the consolidated financial statements for each of the years in the two-year period ended December 31, 1999, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc. and subsidiaries as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 (a) to the consolidated financial statements, the Company has suffered recurring losses and has had its line of credit cancelled by its banker, which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chartered Accountants

Montreal, Canada
February 28, 2001, except as to note 19(b), which is as of March 29, 2001

GRAND TOYS INTERNATIONAL,
INC.
Consolidated Financial Statements

Years ended December 31, 2000, 1999 and 1998



Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-6
Consolidated Statements of Stockholders Equity and
Comprehensive Income	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9

GRAND TOYS INTERNATIONAL,
INC.
Consolidated Balance Sheets

December 31, 2000 and 1999
		2000	1999

Assets

Current assets:
	   Cash		$	211,515         $	-
   Accounts receivable (net of allowance for doubtful
      accounts of $24,008; 1999 - $90,805) (note 2)		1,933,370		8,083,004
Due from employees and affiliated company	40,551	36,801
Inventory	1,991,918	6,065,564
Income taxes recoverable	464,455	-
Prepaid expenses	762,234	940,435
Total current assets	5,404,043	15,125,804

Deferred financing charges	-	425,434
Deferred income taxes (note 11 (c))	684,996	684,996
Equipment and leasehold improvements, net (note 3)	457,016	536,157
Intangibles (net of amortization in 1999 of $123,480) (note 4)	-	2,346,126





Total assets	$	6,546,055	$	19,118,517




On behalf of the Board:


_______________________  Director

_______________________  Director

GRAND TOYS INTERNATIONAL,
INC.
Years ended December 31, 2000 and 1999
		2000	1999

Liabilities and Stockholders Equity

Current liabilities:
Bank indebtedness (note 5)	$	-	$	429,526
Trade accounts payable	1,610,029	2,186,525
Other accounts payable and accrued liabilities	965,990	835,630
Royalties payable	23,428	2,286
Income taxes payable	-	716,223
Current portion of long term debt	-	166,666
Total current liabilities	2,599,447	4,336,856

Long term debt (note 6)	1,500,000	1,777,778
Minority interest	100	100
Preferred stock (note 7)	500,000	1,000,000

Stockholders equity:
Capital stock (note 8)	3,235	3,135
Additional paid-in capital	19,696,577	19,314,677
Deficit	(16,882,416)	(6,725,703)
Accumulated other comprehensive income -
cumulative currency translation adjustment	(870,888)	(588,326)
		1,946,508	12,003,783

Commitments and contingencies (notes 14 and 15)
Subsequent events (note 19)


Total liabilities and stockholders equity	$      6,546,055
 19,118,517


See accompanying notes to consolidated financial statements.



GRAND TOYS INTERNATIONAL,
INC.
Consolidated Statements of Operations

Years ended December 31
		2000	1999	1998

Net sales	$	12,017,885	$	37,260,250	$    33,177,529

Cost of goods sold	11,657,715	26,481,341	22,085,981
Gross profit	360,170	10,778,909	11,091,548

Operating expenses:
Selling, general and administrative	6,497,677	10,111,421	8,807,026
Depreciation and amortization	496,059	511,404	328,524
Interest on long term debt	109,800	87,192	-
Bad debt expense	94,072	84,294	145,167
Other interest expense	30,477 	351,461	698,840
Foreign exchange loss (gain)	26,667	(177,982)	1,299,050
Interest revenue	(134,072)	-	-
       Unusual items (note 10)	4,160,164	814,669	-
		11,820,844	11,782,459	11,278,607

Loss before income taxes	(10,920,674)	(1,003,550) 	(187,059)

Income taxes (note 11):
Current recovery (expense)	763,961	(390,912) 	(131,243)
Deferred	-	684,996	-
		763,961	294,084 	(131,243)

Net loss	$	(10,156,713)	$	(709,466) 	$	(318,302)

Loss per share (notes 1 (j) and 12):
Basic	$	(3.17)	$ 	(0.36) 	$	(0.20)
Diluted		(3.17)	  	(0.36)		(0.20)



See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Stockholders Equity and Comprehensive Income

Years ended December 31




Capital Stock


Additional paid
in capital



Deficit

Accumulated
other
comprehensive
income



Total
January 1, 1998
$   1,578
$   10,599,559
$   (5,672,935)
$   (500,814)
$   4,427,388






Net loss for the year
-
-
(318,302)
-
(318,302)






Foreign currency adjustment
-
-
-
(147,359)
(147,359)






Total comprehensive income




(465,661)






December 31, 1998
1,578
10,599,559
 (5,991,237)
(648,173)
3,961,727






Net loss for the year
-
-
(709,466)
-
(709,466)






Foreign currency adjustment
-
-
-
59,847
59,847






Total comprehensive income
-
-
-
-
(649,619)






Dividends
-
-
(25,000)
-
(25,000)






Stock Options (note 8(c))
1,557
8,440,118
-
-
8,441,675






Warrants (note 9)
-
275,000
-
-
275,000






December 31, 1999
3,135
19,314,677
 (6,725,703)
 (588,326)
12,003,783






Net loss for the year
-
-
(10,156,713)
-
(10,156,713)






Foreign currency adjustment
-
-
-
(282,562)
(282,562)






Total comprehensive income
-
-
-
-
(10,439,275)







Shortfall on share conversion
(note 7)


           -


(118,000)


-


-


(118,000)






Share conversion (note 8(c))
100
499,900
-
-
500,000







December 31, 2000		            $3,235	   $ 19,696,577
$(16,882,416)	         $ (870,888)		$1,946,508


See accompanying notes to consolidated financial statements.



GRAND TOYS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

Years ended December 31
		2000	1999	1998

Cash flows from operating activities:
Net loss	$	(10,156,713)	$	(709,466) 	$	(318,302)
Adjustments for:
	 Loss on disposal of equipment	3,470	-	-
            Depreciation and amortization	496,059	511,404	328,524
            Write-off of deferred financing	535,109	-	-
            Write-off of intangibles	2,253,516	-	-
            Write-down of inventory	1,861,681	-	-
            Write-off of deferred acquisition charges	123,168	-	-
            Write-down of account receivable	434,371	-	-
            Write-off of equipment and leaseholds
           improvements	-	267,613	-
        Deferred income taxes	-	(684,996)	-
   Changes in operating working capital
       items (note 13)	5,672,943	(713,658) 	(5,246,377)
Net cash provided by (used for) operating activities	1,223,604
(1,329,103) 	(5,236,155)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(426,299)	(6,520,705)	5,044,684
       (Decrease) increase in long term debt	(444,444)	444,444	-
Increase in deferred financing charges	(26,460)	(511,034) 	(1,923)
Share issuance proceeds (note 8 (c))	-	8,441,675	-
Other	278	(20,359)	62,904
Net cash (used for) provided by financing
activities	(896,925)	1,834,021	5,105,665

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(140,586)
(570,081) 	(347,008)
Proceeds on disposal of equipment	25,422	-	-
Acquisition of assets 	-	90,163	-
       Dividends paid	-	(25,000)	-
Decrease in other assets	-	-	477,498
Net cash (used for) provided by
investing activities	(115,164)	(504,918) 	130,490

Net change in cash, being cash at end of year	$	  211,515	$	 - 	$	-

Supplementary disclosure of cash flow
information:

Cash paid during the year for:
Interest	$	109,800	$	438,653	$	695,896
Income taxes	467,900	148,962	  438,440


See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Years ended December 31, 2000, 1999 and 1998

Grand Toys International, Inc., a Nasdaq SmallCap listed Company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and United
States operating subsidiaries, is the distribution of toys and related items.

1. Significant accounting policies:

(a)	Basis of Presentation:
The accompanying financial statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets and liquidation of its liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern.  The Company has incurred a significant operating loss in the current year primarily as a result of the loss of one of its major product lines and the reduced market demand for certain other products which resulted in a significant write down of inventories.  The Company also recognized the permanent impairment of patents and goodwill and wrote-off the balance to nil.
In addition, in October 2000 the Companys banking agreement was amended to reduce the line of credit from $17,500,000 to $3,500,000 and change the expiry date to January 5, 2001.  The credit facility was not extended beyond January 5, 2001.  The Company is seeking a new line of credit with another bank and the application is contingent on the Company furnishing audited financial statements and completion of due diligence procedures.
The above matters raise substantial doubt about the Companys ability to continue as a going concern. The Companys ability to continue as a going concern will depend on its return to profitable operations and the successful conclusion of the negotiations with the financial institution referred to above.
      (b)	Principles of consolidation:
These consolidated financial statements, presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of Grand Toys International, Inc. and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.
(c)	Inventory:
Inventory is valued at the lower of cost, determined by the first in, first out method, and net realizable value. The only significant class of inventory is finished goods.
















GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998
(d)	Equipment and leasehold improvements:
Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation methods and annual rates adopted by the Company are as follows:

Asset	Method	Rate

Computer equipment	Declining balance	30%
Machinery and equipment	Declining balance	20%
Furniture and fixtures	Declining balance	20%
Trucks and automobiles	Declining balance	30%
              Telephone equipment
	Declinin
g balance	30%
       Leasehold improvements
Straight-line		Term of
			lease plus one
			renewal term

e) Deferred financing charges:
Deferred financing charges represent the costs incurred relating to the negotiation of the banking facility. Deferred financing charges are amortized over 36 months, the term of the financing.
f) Intangibles:
Goodwill represents the excess of the purchase price over the fair value
of the net identifiable assets acquired.            Goodwill is amortized
using the straight-line method over a twenty year period. The net book value of goodwill would be written down if the value were permanently impaired. The Company assesses impairment by determining whether the unamortized intangible balances can be recovered through undiscounted future operating cash flows of the acquired assets over their remaining lives, and the write down would be to fair value.
g) Impairment of long-lived Assets and long-lived Assets to be Disposed of:
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to Be Disposed Of. This
Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
h) Revenue recognition:
Sales are recognized at the time of shipment of products. The Company estimates liabilities for returns and allowances at the time of shipment. In addition, provisions for customer allowances are recorded when the related revenue is recognized.



GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

i) Foreign currency translation:
 (i)	Grand Toys Ltd. and Grand Concepts Inc., wholly-owned Canadian subsidiaries, use the Canadian dollar as their functional currency and translate their assets and liabilities into US dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows are translated at the average exchange rate for the year.  The resulting currency translation adjustments are accumulated and reported in other comprehensive income.
(ii)	Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date.  Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.
j) Earnings (loss) per share:
 (i)	Basic earnings (loss) per share is determined by dividing the
weighted-average number of common shares          outstanding
during the period into net earnings (loss).
      (ii) Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that existed at December 31, 2000.
k) Stock option plan:
The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25,
Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement
No. 123, which became effective in 1996, allows entities to continue to apply the provisions of APB Opinion No. 25 and requires pro-forma net earnings and pro-forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied.
This disclosure is included in the notes to these statements.
l) Advertising and promotion:
All costs associated with advertising and promoting products are expensed in the period incurred.
m) Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
n) Comprehensive income:
On January 1, 1998, the Company adopted SFAS No. 130, Reporting
Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and cumulative currency translation adjustments and is presented in the consolidated statements of stockholders equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Companys financial position or results of operations.


GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998


2. Accounts Receivable:



	December 31, 2000	December 31, 1999

Trade receivables 	$	1,479,421   	 $           7,166,705
Due from Limited Treasures, Inc.		434,370		-
Other	43,587	1,007,104
Allowance for doubtful accounts	(24,008)	(90,805)

Total Accounts Receivable	$	1,933,370	$	8,083,004


3. Equipment and leasehold improvements
			2000		1999

			Accumulated		Accumulated
		Cost	depreciation	Cost	depreciation

Computer equipment	$	1,259,425	$	952,836	$	1,286,253		$     857,726
Machinery and equipment	464,258	422,610	458,091	430,434
Furniture and fixtures	509,616	448,742	480,775	454,974
Trucks and automobiles	81,494	80,365	84,335	82,665
Telephone equipment	44,770	37,851	40,339	36,819
Leasehold improvements	369,451	329,594	372,755	323,773

		$	2,729,014	$	2,271,998	$	2,722,548	$	2,186,391

Net book value	$	457,016	$	536,157











GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998


4. Acquisition:

On January 1, 1999, Ark Creations, Inc., a wholly-owned subsidiary, acquired all of the assets of Ark Foundation LLC, for an aggregate of $2,500,000, consisting of the Companys convertible preferred stock having a stated value of $1,000,000 and an interest bearing promissory note of Ark Creations, Inc. in the principal amount of $1,500,000.

    The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows:

N  Net assets



$            120,557

  Patents



1,234,803

  Goodwill



1,234,803





$         2,590,163


 The acquisition of the above assets was financed as follows:


Long-term debt (note 6)
Series A 5% Cumulative
Convertible Redeemable Preferred
Stock (note 7)



$       1,500,000


1,000,000







Direct acquisition costs



90,163





$        2,590,163



Net income for Ark Creations Inc., has been included in the statement of operations from January 1, 1999. Results of operations for 1998 on a proforma basis have not been presented because the impact would not be significant. The Company terminated the operations of Ark Creations Inc. during 2000. Accordingly, the Company recognized the permanent impairment in value of goodwill and patents of $2,253,516. The impairment is included in the caption, unusual items, in the Statement of Operations.

In the statement of cash flows for 1999, the financing of the assets and the recognition of the intangibles have not been included as there is no cash impact.

5. Bank indebtedness:

During 2000, the Company had secured line of credit of $ 17,500,000 and could draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances were secured by all of the assets of the Company. The effective interest rate for 2000 on the Canadian denominated line for 2000 was 7.75% (1999 7.50%; 1998 9.25%), which represents prime
plus 1.25% for all years. As at December 31, 2000 the unused portion of the credit facility is approximately $3,211,515. Standby fees represent .25% of the unused line of credit. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and change the expiry date to January 5, 2001. The credit facility terminated on January 5, 2001.



GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998


6. Long term debt:

The Companys subsidiary, Ark Creations, Inc., has long term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000 (see note 4). Interest is payable quarterly, commencing April 1, 1999 at a rate of 5.76% per annum until
June 1, 1999, 9.76% per annum thereafter until the first principal installment of $500,000 is paid, and 5.76% per annum thereafter to maturity. The note is secured by a pledge by the Company of 375,000 shares of the Companys common stock. A principal installment of $500,000 is payable upon the achievement of certain sales targets, with a second installment of $ 500,000 due six months thereafter, and a final installment of $500,000 due three
months after the second installment.   Ark Creations, Inc., ceased operations
during 2000 and accordingly ceased making interest payments required under the note. The holder of the note has since caused the 375,000 pledged shares to be registered in his name, although he has not yet taken any action to enforce his rights.


7. Preferred Stock:

       Series A  Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of the assets of Ark Foundation LLC, the Company created and issued a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock (Series A Stock) with a stated value of $5.00 per share. The Series A Stock ranks senior to the common stock. The Series A Stock has a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash. The Series A Stock is redeemable and convertible at determinable prices on determinable dates. The Series A Stock is convertible beginning on January 1, 2000 into shares of the Companys common stock on a one-for-one basis. A maximum of 50,000 shares may be converted during any six-month period. If upon conversion, the market value of the common stock of the Company is less than $5.00 per share, the Company is obligated to make up the difference between the market price and $5.00.

The following conversions took place

? January 1, 2000	   -	50,000	shares
? July 17, 2000	   -	50,000 	shares

The Company recognized a shortfall of $118,000 for the conversion of July
17, 2000 between the market value of the common stock and the stated value. The Company is in disagreement with the holder as to the actual date of conversion. A difference does exist, in the calculated shortfall, between these dates.






GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

8. Capital stock:
(a)	Authorized capital:
50,000,000, $0.001 par value voting common shares;
5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

(b)	Issued and outstanding:

		2000	1999
100,000 preferred shares, Series A stock (1999 - 200,000) (note 7)
$	500,000
	 $ 	1,000,000
3,234,906 common shares (1999 - 3,184,906)		3,235	   	 3,135

The outstanding common shares noted above are net of the 375,000 shares discussed in note 6.
(c)	Share transactions:

(i)
? August 1999:
1,491,794 options were exercised for total proceeds of $8,044,944, increasing capital stock by $1,492.

? October 1999
8,478 options and 57,000 warrants were exercised for total proceeds of $396,731 increasing capital stock by $65.

? January 2000
50,000 Series A Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

? July 2000
50,000 Series A Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.





GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

(d)	Summary of common stock outstanding:
A summary of the number of common stock outstanding and share transactions since January 1, 1999 is as follows:

January 1, 1999		1,577,634

Issued on exercise of stock options and warrants		1,577,272
  Adjusted balance		3,134,906
              Preferred share conversion (note 7)		100,000
December 31, 2000			3,234,906


9. Stock options and warrants:
The Company has a stock option plan (the Option Plan), as amended and restated which provides for the issuance of up to 600,000 options to acquire common stock of the Company. Stock options granted under the Option
Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.
Options have also been granted outside the Option Plan to two directors, key executives, outside consultants and a supplier. As well, warrants issued to a director in his capacity as an investment banker and a distributor are issued. Some of these options and warrants have either expired or were forfeited.
In 1999, 55,000 warrants were granted to a director in his capacity as an investment banker for services rendered. The fair market value of the warrants was determined to be $275,000, which was recorded as deferred financing charges. The offsetting credit was recorded to additional paid in capital. In the statement of cash flows for 1999, the recognition of the warrants has not been included, as there is no cash impact.
In 2000, 200,000 performance based options were issued under the option plan.
Under the option plan the exercise price of each option granted has been equal to the market price of the Companys stock on the grant date and an options maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at December 31, 2000 is $ 0.31 to $ 21.90.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

9.   Stock options and warrants, continued:

      Details of the options and warrants, all of which are
exercisable at year-end,
are as follows:
						Weighted-
					average
		Other			exercise
	Option	stock			price per
	plan	options	Warrants	Total	share
January 1, 1998	       64,500	  	1,660,011	   	50,000		1,774,511	$	6.98

Granted	14,000	284,000		298,000	(5.50)
Forfeited	  	(104,239)	  	(104,239)	(4.51)
Expired	(34,400)	(5,000)	  	(39,400)	(11.60)
Reclassified	(14,000) 	(41,000)	55,000	-  	-
January 1, 1999	30,100		1,793,772		105,000		1,928,872	6.79

Granted	-  	147,500	57,000	204,500	5.42
Forfeited	-  	(280,000)	-  	(280,000)	(5.50)
Exercised	(18,500)	(1,481,772)	(57,000)	(1,557,272)	(5.42)
Expired	(6,200)	(4,000)	(50,000)	(60,200)	(14.05)
December 31, 1999            5,400	                175,500	 55,000
  	 6.43

Reclassified	2,000	(2,000)	?	?	?
Granted	539,570  	?	?	539,570	1.74
Cancelled	(1,600)	(20,000)	?	  (21,600)			(6.99)

December 31, 2000    	545,370	   	153,500	    	55,000	  	753,870	$	3.07


Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.19% (6.29% in 1999, and 4.68% in 1998) volatility factor of the expected market price of the Companys common stock of 164 % (138% in 1999 and 114% in 1998) and a weighted-average expected life of the option of 3 years, (3 years in 1999 and 1998), with no dividends.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

9.	Stock options and warrants (continued):
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Companys stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value estimate, in managements opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
The weighted-average grant date fair values of options granted in 2000, 1999 and 1998 are $ 1.50, $ 4.30 and $ 3.85, respectively.
The pro-forma losses utilizing the fair value assumptions above for the years 2000, 1999 and 1998 would be $10,347,760 $ 1,302,196 and $ 1,465,142, respectively. Furthermore, pro-forma loss per share would be $ 3.42, $ 0.63 and $ 0.93, respectively.

10. Unusual items:
These expenses comprised the following items:
(a) The Company settled a lawsuit by a lessor of certain real estate for $264,000.
(b) The Company recognized the permanent impairment in value of goodwill and patents from the acquisition of the assets by its Ark Creations subsidiary of $2,253,516, as a result of its decision to cease operations of its subsidiary.
(c) The Companys credit line, which was scheduled to expire in 2001, was terminated in January 2001. As a result, the Company has taken a charge against earnings of the full amount of the deferred financing charges of $535,109.
(d) The Company has written off $557,539 as a result of its decision to abandon its proposed acquisition of Limited Treasures, Inc., and providing for an allowance on a loan receivable from Limited
Treasures.
(e) The Company reserved $550,000 to cover a lawsuit commenced by a supplier against Grand Canada for breach of contract.
(f) In 1999, the company discontinued a major product line which resulted in a penalty of $382,056 and closed the manufacturing facility of Ark Creations Inc. which resulted in costs of $432,613 in asset write-offs, severances and lease penalties.







GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

11. Income taxes:
(a)	Income tax expense (recovery) consists of:

			Current	Deferred	Total
Year ended December 31, 1998:
U.S 	$	23,267	$	 -	$	 23,267
Canada	107,976	 -	107,976
		$	131,243	$	-	$	131,243

Year ended December 31, 1999:
U.S 	$	-	$	(684,996)	$	(684,996)
Canada	390,912	-	390,912
		$	390,912	$	(684,996)	$	(294,084)
Year ended December 31, 2000:
U.S	$	12,308	$	-	$	12,308
Canada	 (776,269)		-	(776,269)
		$	(763,961)	$	-	$	(763,961)


 (b) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

		2000	1999	1998
		(%)	(%) 	(%)

U.S. Federal statutory tax rate	35.0	35.0	35.0
State income tax rate, net of federal tax benefits	?	?	10.0
U.S. statutory tax rate	35.0	35.0	45.0

Changes to U.S. tax rate resulting from:
Effect of foreign tax rate differences	?	?	(3.9)
Expenses producing no tax benefit	0.8	(20.8) 	(45.2)
Tax benefit of utilization of loss carry forward	(20.9)	?	  ?
       Other	(7.8)	15.1	4.1
	(27.9)	(5.7)	?

Effective tax rate	7.1		29.3	?

The Company has not provided for income taxes on foreign subsidiaries undistributed earnings as of December 31, 2000 because the investments in the foreign subsidiaries are essentially permanent in duration.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

11.	Income taxes (continued):
(c)	The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2000 are presented below:

			2000	1999
Non-current:
              Net operating loss carry forwards		$    4,454,423	$	2,325,000
              Valuation allowance	3,769,427	1,640,004
Total net deferred tax asset		$       684,996	$	684,996


Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. The valuation allowance increased in 2000 by $2,129,423 due to the current years loss (1999 decrease of $ 184,996).
As of December 31, 2000, the Company has $ 8,350,000 (1999 - $
6,642,000) of net operating losses available for tax purposes to reduce future taxable income in the United States, beginning to expire in 2009. Approximately $2,000,000 of taxable income must be generated by the U.S. operations to allow for the realization of the deferred tax asset before the valuation allowance, prior to the expiration of the losses.





GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

12. Earnings per share:
		Income	Shares	Per share
	(numerator)	(denominator)	amount

December 31, 1998

Basic EPS
Earnings available to
common stockholders		$       (318,302)		1,577,634	 $	(0.20)

Diluted EPS
Earnings available to
common stockholders
and assumed conversions	  (318,302)	1,577,634	(0.20)



December 31, 1999

Basic EPS
Earnings available to
common stockholders	$	 (759,466)		2,132,582	$	(0.36)

Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(759,466)	2,132,582	(0.36)



    December 31, 2000

Basic EPS
          Earnings available to	$	   (10,156,713)		3,207,783	$	(3.17)
         common  stockholders

Diluted EPS
          Earnings available to
        common stockholders		(10,156,713)		3,207,783		  (3.17)
        and assumed conversions




GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

12.	Earnings per share (continued):
Options to purchase 3,000 shares (1999 - 180,900) and warrants to purchase 55,000 shares issued in 1999 of the Companys common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive. The Series A convertible redeemable preferred stock was also not included as the effect is anti-dilutive.

13. Changes in operating working capital items:

		2000	1999	  1998

Decrease (increase) in accounts
receivable	$	5,531,835       	$               6,843
 $	(1,709,085)
Increase in due from employees and
an affiliated company 	 (5,047)	(22,408) 	           (213,563)
Decrease (increase) in inventory	2,058,123	(1,503,618)
  (713,181)
Increase in income taxes recoverable	 (469,707)	-	-
Increase (decrease) in prepaid expenses	(278,799)	362,085
  (282,164)
(Decrease) increase in trade accounts
payable	(518,932)	428,568 	                         (397,790)
Increase ( decrease) in other accounts
payable and accrued liabilities	                                          33,965
(237,011)  	 (1,527,231)
Increase (decrease)  in royalties payable
21,433 	(59,920)
(109,115)
(Decrease) increase in income taxes payable	(699,928)	311,803
(294,248)

		$	  5,672,943	$	       (713,658)             $	        (5,246,377)

14. Commitments:
The Company has entered into long-term leases with minimum annual rental payments approximately as follows:


2001		$	414,000
2002		396,000
2003		372,000
2004		251,000
2005		13,000

				$   1,446,000

Rent expense for the years ended December 31, 2000, 1999 and 1998
amounted to approximately $526,000,  $420,000    and $224,000
respectively.

GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31,2000 1999 and 1998

15. Contingencies:
 (a) Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.
(b) On or about April 7, 2000, an action against the Company and certain of its current directors and a former director was filed in the United States District Court for the Southern District of New York by Robert VanDyke, purportedly representing himself and a class of similarly situated purchasers of the companys common stock. The class-action complaint seeks damages and rescission and alleges that the
Companys August 4, 1999 press release announcing an exclusive license to manufacture and distribute products  in Canada based upon the Pokemon video game and television series was misleading
because the license had not yet been executed and, when ultimately executed three weeks later, was non-exclusive. The complaint further alleges that this affected the market price of the Companys stock during the three week period.  On November 7, 2000 the action was dismissed against two of the Companys directors.
The Company believes that the suit will be settled at a minimal cost to the Company as a result of any settlement being covered by the directors and officers (D & O) liability insurance policy.
(c) The Company has been named in a lawsuit for breach of contract in a licensing dispute, for recovery totaling in excess of $600,000. A defense is being filed against the plaintiff, and management has reserved $550,000 in the event the results are unfavorable.
(d) The Companys Canadian subsidiary is also contingently liable for outstanding letters of credit amounting to $500,000 as at December
31, 2000.
16. Employee benefit plans:
The Company has a group retirement savings plan for its Canadian employees.  The Company contributes to this plan the lesser of (a) 50%
of the employees contribution to this plan; (b) 3% of the employees gross earnings; or (c) Cdn. $3,000 per employee. During the year, the Company contributed approximately $20,000 (1999-$27,000; 1998 -
$24,000) to the retirement savings plan for its Canadian employees.
17. Segment information:
(a)	Operating and geographic information:
The Company operates primarily in one segment which includes the distribution of toys and related items. Virtually all sales are to Canadian customers. The majority of long-lived assets are located in Canada.
(b)	Other information:
Sales of the Companys toy products to five customers accounted for 69% of the Companys gross sales for 2000, two of which represent over 69% or approximately $8,470,000. For both years 1999 and 1998, five customers accounted for approximately 64% of gross sales, two of which represented over 35% and 38% or $13,356,000 and $13,246,000 respectively.



GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31,2000 1999 and 1998

17.  Segment information, continued:
Sales of toys purchased from the Companys two largest manufacturers and suppliers of toys in aggregate accounted for 49% of gross sales for 2000. The Companys two largest suppliers accounted for 68% and 64% of gross sales for 1999 and 1998 respectively.

18. Financial instruments:
(a)	Foreign currency risk management:
The Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US dollars in the future at predetermined exchange rates. The contracts are not used for trading purposes. The Companys policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season. Gains and losses on forward exchange contracts are recorded in income and generally offset transaction gains or losses on the foreign currency cash flows which they are intended to hedge.
At December 31, 2000,  the Company had no contracts to purchase US dollars.
(b)   Fair values:
Fair value estimates are made as of a specific point in time, using available information about the financial instruments. These estimates are subjective in nature and often cannot be determined with precision. The fair value of the Companys accounts receivable, due from affiliated companies, bank indebtedness, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments. The fair market value of long term debt could not be determined as the repayment terms cannot be identified.
(c)	Credit risk and economic dependence:
For the year ended December 31, 2000, approximately 69% (1999 -
64%) of the Companys sales were made to five unrelated companies.
Three customers, representing approximately 53%  (1999 50%) of total sales, individually accounted for more than 17% (1999 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.
(d)	Interest rate risk:
The Companys principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.







GRAND TOYS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued

Years ended December 31,2000 1999 and 1998

19. Subsequent events:
a) On January 2, 2001, 50,000 shares of Series A convertible redeemable preferred stock were converted to common stock. The shortfall between the market price and the guaranteed rate of $5.00 per share represents $233,774.
b) On March 29, 2001, the Company completed a private placement for $500,000.