Form 10-K/A
period 2000-12-31
GRAND TOYS INTERNATIONAL INC
filed 2001-04-17
CIK 814463

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

ITEMS IN FORM 10 K

		Page
PART I

	Item 1. Description of Business	3
	Item 2. Description of Property	98
	Item 3. Legal Proceedings	99
	Item 4. Submission of Matters to a Vote of Security Holders	109

PART II

	Item 5. Market for Common Equity and Related Stockholder Matters	1010
	Item 6. Selected Financial Data	1111
	Item 7. Managements Discussion and Analysis or Plan of Operation	1212
	Item 7a. Quantitative and Qualitative Disclosures About Market Risk	1817
	Item 8. Financial Statements	1817
	Item 9. Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	1918

PART III

	Item 10. Directors and Executive Officers of the Registrant	1920
	Item 11. Executive Compensation	1922
	Item 12. Security Ownership of Certain Beneficial Owners and Management	2026
	Item 13. Certain Relationships and Related Transactions	2128

PART IV	Item 14. Exhibits, Reports on Form 8 K	2128
Signatures		2735

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

Item 1.

Description of Business:

Introduction

Grand Toys International, Inc. (the "Company"), through its Canadian subsidiaries, Grand Toys Ltd. and Grand Concepts Inc. (collectively "Grand Canada") has been engaged in the toy business in Canada for over 40 years and currently distributes a wide variety of toys and fashion accessories throughout Canada. Grand Canadas business consists of four areas of operation: (i) the importation and distribution throughout Canada, on an exclusive and non-exclusive basis, of a wide variety of well-known toy products and fashion accessories including, party goods, stationery and accessories; (ii) the sale of toy products and fashion accessories featuring popular characters licensed to the Company; (iii) earning commissions on the sale of products, represented by Grand Canada and shipped directly from the overseas vendor to Canadian customers; and (iv) the sale of proprietary products, such as puzzles, mobiles, and gift-related items.

The Companys United States subsidiary, Sababa Toys Inc., which was organized in 2000, distributes proprietary products and develops product concepts to be sold to third parties or developed internally. Through the end of fiscal 2000, Sababa Toys Inc. generated no revenues.

Unless the context otherwise requires, references herein to "Grand Toys" or the "Company" include Grand Toys International, Inc. and its operating subsidiaries, Grand Toys Ltd., Grand Concepts Inc., and Sababa Toys Inc. The Companys revenues are primarily derived from the operations of Grand Canada. The Companys other United States Subsidiary, Ark Creations, Inc., which developed a proprietary line of puzzles, ceased operations during the fiscal year ended December 31, 2000.

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

n

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

PART II

Item 5.

Market For Common Equity and Related Stockholder Matters:

The Companys Common Stock is traded on the NASDAQ Small-Cap Stock Market under the symbol "GRIN". The following table sets forth the range of high and low closing representative bid prices for the Companys Common Stock from January 1, 1999 through December 31, 2000 as reported by Nasdaq.

The figures represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Common Stock	Representative Bid Prices
1999	High ($)	Low ($)
First Quarter	5 5/8	2 1/2
Second Quarter	7 13/16	2 3/4
Third Quarter	30 1/4	4 1/8
Fourth Quarter	19 33/64	6
2000
First Quarter	6 7/8	2 1/2
Second Quarter	3 21/32	5/32
Third Quarter	5 3/8	1 1/4
Fourth Quarter	2 1/16	1/8

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

At February 28, 2001 there were approximately 202 record holders of the Companys Common Stock, however those shares being held at various clearing houses, including Cede & Company have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Companys Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

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

The following securities were issued by the Company between January 1, 1998 to December 31, 2000 and were not registered under the Securities Act of 1933, as amended (the "Act").

On January 1, 1999, in connection with the acquisition of the assets of Ark Foundation LLC, the Company issued 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock (" Series A Stock") with a stated value of $5.00 per share.

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

Working capital advances taken by the Company bore interest at prime plus 1 1/4%. The term of the loan was three years. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and to expire in January 2001. The credit facility expired on January 5, 2001.

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

The above items will be offset by partial collections of the $434,370 owing from Limited Treasures Inc., receivable and $500,000 was received on BY March 2829, 2001 from a completed private placement. Further, the above items are disclosed in the Financial Statements and other sections within this document.

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

Each of Messrs. Altro and Mars were executive officers of Grand Group Inc., the Companys former United States Operating Company ("Grand Group"). On January 4, 1996, an order for relief under Chapter 7 of the United States Bankruptcy Code was entered against Grand Group, at which time a trustee was appointed to supervise its liquidation.

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

Summary Compensation Table
	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Options (#)	All Other Compensation ($)

Stephen Altro, Director	2000 1999 1998	102,000(1),(14) ((, 162,000(2) 156,000(3)	- 50,000(2) -	46,000(5) 46,000(6) 42,000(7)	- 46,750 -	- -(9) -(9)

David Mars, Director	2000 1999 1998	102,000(1),(14) 162,000(2) 156,000(3)	- 50,000(2) -	40,000(5) 29,000(6) 28,000(7)	- 46,750 -	- -(10) -(10)
Ken Cieply, Chief Financial Officer (8)	2000 1999 1998	95,000(1) 26,000(2) -	- - -	7,000(5) 1,000(6) -	- - -	- - -

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

  July

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

  Mr. Cieply was hired on September 20, 1999. Amounts reflect partial year.

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

Option Exercises in 2000 and Year-End Values

The following table sets forth certain information concerning the exercise of options by each of the officers listed in the Summary Compensation Table above during fiscal 2000, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2000, as determined by the closing price of our common stock on that date as reported by NASDAQ.

Name	Shares Acquired On Exercise (#)	Value Realized $(1)	Number of Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options At Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable (2)	Unexercisable

Stephen Altro	-	-	46,750	-	-	-

David Mars	-	-	46,750	-	-	-

  "Value Realized" represents the fair market value of the shares of common stock underlying the option on the date of exercise less the aggregate exercise price of the option.

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

CEO Compensation.

The philosophy, factors and criteria of the Compensation Committee and the Board generally applicable to our officers are also applicable to the Chief Executive Officer. Pursuant to the terms of his Employment Agreement, Mr. Altro received six months salary based on an annual salary of $168,000, together with other benefits, including life insurance through June 30, 2000. Mr. Altros employment agreement terminated, and he resigned as an officer, on June 30, 2000. From July 1, 2000 through December 31, 2000, Mr. Altro worked as a consultant of the Company and received $18,000 in consulting fees, plus other benefits, including life insurance. Based upon the performance of the Company through June 30, 2000, the Compensation Committee did not award a discretionary bonus to Mr. Altro. The new Chief Executive Officers salary will be based on the factors set forth above in the "Board Compensation Committees Report on Executive Compensation."

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

  Includes options to purchase 46,750 shares of common stock exercisable within sixty (60) days. Mr. Mars interest in Amgo is owned of record by 2884330 Canada, Inc., a privately held corporation controlled by Mr. Mars, of which his wife and children, the only other shareholders of such corporation, are minority shareholders. Mr. Mars disclaims beneficial ownership of 75,000 shares of common stock owned by Amgo and beneficially owned by Mr. Altro. See "Executive Compensation".

  Includes options to purchase 46,750 shares of common stock exercisable within sixty (60) days. Mr. Altros interest in Amgo is owned of record by 2870304 Canada, Inc., a privately held corporation controlled by Mr. Altro, of which his wife and children, the only other shareholders of such corporation, are minority shareholders. Mr. Altro disclaims beneficial ownership of 75,000 shares of common stock owned by Amgo and beneficially owned by Mr. Mars. See "Executive Compensation".

  Amgo Investments, Inc. ("Amgo") is controlled by David Mars and Stephen Altro.

  Represents options and warrants to purchase 58,000 shares of common stock exercisable within sixty (60) days. 55,000 of such warrants are owned of record by Akin Bay Company L.L.C. of which Mr. Rybakoff is a controlling member. See "Election of Directors" and "Certain Transactions".

  Represents options to purchase 3,000 shares of common stock exercisable within sixty (60) days. See "Directors and Executive Officers".

  Represents options to purchase 2,000 shares of common stock. See "Executive Officers".

  See Footnotes (1) - (8).

Item 13.

Certain Relationships and Related Transactions

During fiscal 2000, Elliot L. Bier and James B. Rybakoff served as the members of the Companys Compensation Committee. None of the members of the Companys Compensation Committee~~,~~ which served during the fiscal 2000 was an officer or employee of the Company, or a former officer of the Company.

Mr. Bier is a senior partner in Adessky, Poulin, a Montreal, Quebec based law firm. The firm of Adessky, Poulin acts as Canadian counsel to the company and its subsidiaries. During the fiscal year ended December 31, 2000, the Company paid Adessky, Poulin an aggregate of $66,384 for legal fees and related disbursements.

Mr. Rybakoff is a member and a managing director of Akin Bay Company L.L.C., NASD member firm ("Akin Bay"). The Company is a party to an investment banking agreement with Akin Bay. Pursuant to the terms of the investment banking agreement, Akin Bay provides investment banking and other financial advisory services to the Company. In addition, the Company has also paid Akin Bay to sponsor research reports on the Company. The investment banking agreement and the agreement to sponsor research reports was approved the Companys disinterested directors. The Company believes that the terms of the investment banking and sponsored research agreements are substantially similar to those prevailing at the time for comparable agreements and transactions with other investment banking firms. During the fiscal year ended December 31, 2000, the Company paid Akin Bay a total of $251,430 for services rendered to it.

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

*11 Valuation and Qualifying Accounts and Allowances

*21 Subsidiaries of the Company

*23 Consent of KPMG LLP

* Filed herewith

** Filed as an Exhibit to either the companys Registration Statement (the "Registration Statement") on Form SB-2, dated January 27, 1994, or Amendment No. 1 or Amendment No. 2 to such Registration Statement.

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

Ended December 31, 2000

Schedule 11

GRAND TOYS INTERNATIONAL, INC., AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

(In thousands)

Balance

At Additions Balance

Beginning Charged to Net at End

Of Year Operations Deductions Of Year

------------- --------------- ---------------- -----------

Allowance for Doubtful Accounts

Year Ended December 31, 2000 $90,805 44,512 (111,309)(a) $24,008

Year Ended December 31, 1999 43,143 47,662 0 (a) 90,805

Year Ended December 31, 1998 52,882 43,426 (53,165) (a) 43,143

(a) Includes write-offs, recoveries of previous write-offs and currency translation adjustments.

THE WARRANT EVIDENCED OR CONSTITUTED HEREBY, AND ALL SHARES OF COMMON STOCK ISSUABLE HEREUNDER, HAVE BEEN AND WILL BE ISSUED WITHOUT REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE SOLD, OFFERED FOR SALE, TRANSFERRED, PLEDGED OR HYPOTHECATED WITHOUT REGISTRATION UNDER THE ACT UNLESS EITHER (i) THE DISPOSITION OF SUCH SECURITIES IS EXEMPT FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS OR (ii) THE DISPOSITION OF SUCH SECURITIES IS REGISTERED OR QUALIFIED UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS.

WARRANT TO PURCHASE

COMMON STOCK OF GRAND TOYS INTERNATIONAL, INC.

This certifies that _____________________ (the "Holder"), for value received, is entitled to purchase from Grand Toys International, Inc. (the "Company") ____________ (_______) shares of the Companys Common Stock, $0.001 par value per share (the "Common Stock"), at a per share exercise price of $0.53 per share (the "Per Share Exercise Price"). This right may be exercised at any time after the six month anniversary of the date hereof up to and including 5:00 p.m. (New York City time) on the third anniversary of the date hereof (the "Expiration Date").

  Exercise.
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

Title:_________________________________

HOLDER

By:__________________________________________

Title:_________________________________________

Exhibit A to Warrant

SUBSCRIPTION FORM

Date: _________________

Grand Toys International, Inc.

Attn: President

Ladies and Gentlemen:

The undersigned hereby elects to exercise the warrant issued to it by Grand Toys International, Inc. (the "Company") dated as of _____________ and to purchase thereunder ______________________(_______) shares of the Common Stock of the Company at a purchase price of ______________________ ($_____________) per Share, for an aggregate purchase price of _______________________($_______________) (the "Purchase Price").

Very truly yours,

_________________________________________

By: ______________________________________

Title: ___________________________________

REGULATION S SUBSCRIPTION AGREEMENT

GRAND TOYS INTERNATIONAL, INC.

Sir or Madam:

1. Application. The undersigned, intending to be legally bound, hereby purchases from Grand Toys International, Inc. (the "Company"), _______ Units (the "Units") at a purchase price of $0.35 per Unit. Each Unit consists of one share of the Companys Common Stock, par value $0.001 per share (the "Common Stock") and a warrant to purchase one share of Common Stock (the "Warrant Shares") at an exercise price of $0.53 per share, on the terms and conditions set forth in that certain Warrant dated as of the date hereof (the "Warrant") attached hereto as Exhibit A. The Common Stock and the Warrant Shares shall collectively be known as the "Securities". Simultaneously with the execution of this Subscription Agreement, the undersigned agrees to execute the Warrant. The undersigned understands that this subscription may be accepted or rejected in whole or in part by the Company in its sole discretion and that this subscription is and shall be irrevocable unless the Company for any reason rejects this subscription.

THE SECURITIES offered hereby HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE SECURITIES ACT OF ANY STATE UNDER ANY STATE SECURITIES LAW. THEY ARE BEING OFFERED PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER REGULATION S ("REGULATION S") PROMULGATED UNDER THE SECURITIES ACT. THE SECURITIES MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED IN THE UNITED STATES OR TO U.S. PERSONS (AS SUCH TERM IS DEFINED IN REGULATION S) UNLESS THE SECURITIES ARE REGISTERED UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS, OR SUCH OFFERS, SALES AND TRANSFERS ARE MADE PURSUANT TO AVAILABLE EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THOSE LAWS.

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

3. Registration Rights.

3.1 Definitions. For purposes of this Section 3, defined terms shall have the following meaning:

    "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar Federal statute, and the rules and regulations of the SEC issued under the Exchange Act, as they each may, from time to time, be in effect.

    "Investor" means each party that has executed a signature page to this Subscription Agreement and delivered the purchase price set forth thereon by wire transfer of immediately available funds.

    "Register," "Registered" and "Registration" mean a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the declaration or ordering of the effectiveness of such registration statement.

(iv) "Registrable Shares" means (i) any shares of Common Stock held by the Investor issued pursuant to the terms of this Subscription Agreement; (ii) the Warrant Shares; and (iii) any other shares of Common Stock of the Company issued in respect of the shares described in clauses (i) and (ii) above (because of stock splits, stock dividends, reclassifications, recapitalizations, or similar events); provided, however, that any shares described in the foregoing clauses that have been resold to the public shall cease to be Registrable Shares.

(v) "Registration Expenses" means all expenses the Company incurs in complying with Section 3, including, without limitation, all Registration and filing fees, printing expenses, fees and disbursements of counsel for the Company, Blue Sky fees and expenses, and the expenses of any special audits incident to or required by any such Registration.

(vi) "Registration Statement" means a registration statement filed by the Company with the SEC for a public offering and sale of securities of the Company (other than a registration statement on Form S-8 or Form S-4, or their successors, any other form for a limited purpose, any registration statement covering only securities proposed to be issued in exchange for securities or assets of another corporation or a registration statement on Form S-3 solely for the purpose of registering shares issued in a non-underwritten offering in connection with a merger, combination or acquisition).

(vii) "Selling Expenses" means (i) all underwriting discounts and selling commissions applicable to the sale of securities Registered and sold pursuant to Section 3, (ii) any additional costs and disbursements of counsel for the Company that result from inclusion of Registrable Shares in the Registration, and (iii) the expenses of qualifying the securities covered by the Registration in a jurisdiction to the extent that the jurisdiction requires such qualification expenses to be borne by the selling security holders.

(viii) "Stockholders" means the Investor, and any persons or entities to whom the rights granted under this Subscription Agreement are transferred by the Investor.

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

Each party entitled to indemnification under this Section 3.6 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom; provided, that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not be unreasonably withheld); and, provided, further, that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Subscription Agreement, except to the extent that the Indemnifying Partys ability to defend against such claim or litigation is impaired as a result of such failure to give notice. The Indemnified Party may participate in such defense at such partys expense; provided, however, that the Indemnifying Party shall pay such expense if representation of such Indemnified Party by the counsel retained by the Indemnifying Party would be inappropriate due to actual or potential differing interests between the Indemnified Party and any other party represented by such counsel in such proceeding. No Indemnifying Party in the defense of any such claim or litigation shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect of such claim or litigation, and no Indemnified Party shall consent to entry of any judgment or settle such claim or litigation without the prior written consent of the Indemnifying Party. Each Indemnified Party shall furnish such information regarding itself or the claim in question as an Indemnifying Party may reasonably request in writing and as shall be reasonably required in connection with the defense of such claim and litigation resulting therefrom.

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

[signature page follows]

IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement as of March __, 2001.

Number of Shares Purchased:

Aggregate Purchase Price:

___________________________

Residence or Business Address:

Street

City State Zip Code

Mailing Address (if different
from Residence or Business
Address):

Street

City State Zip Code

ACCEPTED AND AGREED TO:

GRAND TOYS INTERNATIONAL, INC.

By:

Name:

Title:

Dated as of: March __, 2001

loan and Security Agreement, dated as of February 17, 2000 (as amended, modified or supplemented, the "Agreement"), by and among LIMITED TREASURES, INC., a California corporation ("Borrower") and GRAND TOYS INTERNATIONAL, INC., a Nevada corporation ("Lender").

PRELIMINARY STATEMENTS

A. The parties are currently in the process of negotiating the potential acquisition (the "Acquisition") of all of the assets of Borrower by Lender pursuant to an Asset Purchase Agreement to be entered into by and among Borrower, Lender, the Pledgors (as defined below) and Limited Treasures Acquisition Corp., a Delaware corporation, (the "Asset Purchase Agreement") (capitalized terms used but not otherwise defined herein shall have the meaning ascribed thereto in Article I hereof).

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

NOW, THEREFORE, in consideration of the foregoing and the mutual covenants contained in this Agreement, the parties agree as follows:

SECTION 1.1 Defined Terms. As used in this Agreement, the following terms have the meanings specified below:

"Account Debtor" means any Person as to whom Borrower is a creditor, and includes any Person obligated to Borrower pursuant to any Account, Instrument, Chattel Paper, General Intangible, Document, Investment Property, charter or lease, and includes any guarantor, endorser, or surety of any of the foregoing Collateral, and any Person that provides security for any of the foregoing Collateral, and any maker or endorser of any Item of Payment given to Borrower other than cash.

"Accounts" means "accounts" as defined in Article 9 of the UCC, and includes all obligations for the payment of money arising out of Borrowers rendition of services, or sale, lease or other disposition of Borrowers goods or other property, and includes all rentals, lease payments, and other moneys earned and to be earned, due and to become due, under any lease, and all rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, and all guaranties or other contracts of suretyship with respect to any of the foregoing property, and all deposits, letters of credit, and other security for the obligation of any Account Debtor relating in any way to any of the foregoing property, and all credit and other insurance for any of the foregoing property and all contract rights.

"Acquisition" shall having the meaning set forth in the Preliminary Statements.

"Acquisition Co." means Limited Treasures Acquisition Corp, a Delaware corporation.

"Act of Bankruptcy," when used in reference to any Person, means the occurrence of any of the following with respect to such Person: (i) such Person shall have made an assignment for the benefit of his or its creditors; (ii) such Person shall have admitted in writing his or its inability to pay his or its debts as they become due; (iii) such Person shall have filed a voluntary petition in bankruptcy; (iv) such Person shall have been adjudicated a bankrupt or insolvent; (v) such Person shall have filed any petition or answer seeking for himself or itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future Applicable Law pertinent to such circumstances; (vi) such Person shall have filed or shall file any answer admitting or not contesting the material allegations of a bankruptcy, insolvency or similar petition filed against such Person; (vii) such Person shall have sought or consented to, or acquiesced in, the appointment of any trustee, receiver, or liquidator of such Person or of all or any substantial part of the properties of such Person; (viii) 60 days shall have elapsed after the commencement of an action against such Person seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future Applicable Law without such action having been dismissed or without all orders or proceedings thereunder affecting the operations or the business of such Person having been stayed, or if a stay of any such order or proceedings shall thereafter be set aside and the action setting it aside shall not be timely appealed; or (ix) 60 days shall have expired after the appointment, without the consent or acquiescence of such Person of any trustee, receiver or liquidator of such Person or of all or any substantial part of the assets and properties of such Person without such appointment having been vacated.

"Act of Dissolution," when used in reference to any Person (other than an individual), shall mean the occurrence of any action initiating, or any event that results in, the dissolution, liquidation, winding-up or termination of such Person.

"Affiliate" means, when used with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

"Applicable Law(s)," when used in the singular, shall mean any applicable federal, state or local law, ordinance, order, regulation, rule or requirement of any governmental or quasi-governmental agency, instrumentality, board, commission, bureau or other authority having jurisdiction, and, when used in the plural, shall mean all such applicable federal, state and local laws, ordinances, orders, regulations, rules and requirements.

"Asset Purchase Agreement" shall having the meaning set forth in the Preliminary Statements.

"Bank Accounts" means any and all depositary accounts, including any and all other demand, time, savings, passbook and like accounts, collateral accounts, cash management accounts, safe-keeping accounts, and safe-deposit boxes, and including any and all amounts and contents therein and thereof and all of Borrowers rights under agreements relating thereto, and all of Borrowers rights relating to the storage and retrieval thereof and access thereto.

"Borrowers Business" means Borrowers business of designing, developing, producing, marketing, distributing and selling a proprietary line of plush bean-bag bears to merchandisers.

"Business Day" means any day other than a Saturday, Sunday or day on which banks in New York City are authorized or required by law to close.

"Capital Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations is the capitalized amount thereof determined in accordance with GAAP.

"Chattel Paper" means "chattel paper," as that term is defined in Article 9 of the UCC.

"Closing" means the consummation of the Transaction.

"Closing Date" means the date of the Transaction hereunder.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Collateral" shall have the meaning specified in Section 7.1.

"Colorado Guarantor" means Limited Treasures Colorado, Inc., a Colorado corporation, and its permitted successors and assigns.

"Colorado Guaranty" means the Guaranty Agreement executed by the Colorado Guarantor in favor of Lender.

"Colorado Pledge Agreement" means the Pledge Agreement executed by Peter Schaffer in favor of Lender with respect to his equity interest in Limited Treasures Colorado, Inc.

"Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise, and the terms "Controlling" and "Controlled" have meanings correlative thereto.

"Default" means any event or condition that upon notice, lapse of time or both would constitute an Event of Default.

"Documents" means "documents," as that term is defined in Article 9 of the UCC.

"Dollars" or "$" means lawful money of the United States of America.

"Equipment" means "equipment," as that term is defined in Article 9 of the UCC and goods that are or are to become fixtures.

"Event of Default" shall have the meaning specified in Article VIII.

"Financial Officer" of any corporation means the chief financial officer or principal accounting officer of such corporation.

"Fixed Rate" means the fixed interest rate of twelve percent (12%) per annum.

"GAAP" means generally accepted accounting principles applied on a consistent basis.

"General Intangibles" means "general intangibles", as defined in Article 9 of the UCC, of every kind and description, and including all (i) advertisements in any medium (and other marketing and promotional materials in any medium), brochures, signs, stationery, business forms, packaging and shipping materials, telephone numbers, post office addresses, mailing addresses, e-mail addresses, so-called "web" sites and addresses and all codes and rights relating thereto, programs and software, licenses, permits, consents, and approvals of any Governmental Authorities and other Persons, federal, state, and local tax refund claims, financing statements in which Borrowers interest appears as a secured party or lessor, and things in action, (ii) Intellectual Property, (iii) to the extent not otherwise included as Intellectual Property, all goodwill associated with or related to any of the foregoing or Borrower or Borrowers business, (iv) all obligations and indebtedness owing to Borrower (other than Accounts), and (v) all rights and claims in respect of refunds for taxes paid.

"Governmental Authority(ies)" means any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

"Guarantors" means, collectively, the Stockholder Guarantors, the Limited Recourse Guarantors and the Colorado Guarantor, and each of their respective permitted successors and assigns, and "Guarantor" means each of the foregoing.

"Guaranty" of or by any Person means any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such Person, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness or (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness; provided, however, that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business.

"Guaranty Agreement" means any Guaranty Agreement made by any Guarantor in favor of Lender, including the Stockholder Guaranty, the Limited Recourse Guaranty and the Colorado Guaranty.

"Held Items" shall have the meaning set forth in Section 7.1(g).

"Indebtedness" of any Person means (in each case, whether such obligation is with full or limited recourse) (a) any obligation of such Person for borrowed money, (b) any obligation of such Person evidenced by a bond, debenture, note or other similar instrument, (c) any obligation of such Person to pay the deferred purchase price of property or services, except a trade account payable that arises in the ordinary course of business but only if and so long as the same is payable on customary trade terms, (d) any obligation of such Person as lessee under a capital lease, (e) any obligation of such Person to purchase securities or other property that arises out of or in connection with the sale of the same or substantially similar securities or property, (f) any non-contingent obligation of such Person to reimburse any other Person in respect of amounts paid under a letter of credit or other Guaranty issued by such other Person to the extent that such reimbursement obligation remains outstanding after it becomes non-contingent, (g) any obligation with respect to an interest rate or currency swap or similar obligation obligating such Person to make payments, whether periodically or upon the happening of a contingency, except that if any agreement relating to such obligation provides for the netting of amounts payable by and to such Person thereunder or if any such agreement provides for the simultaneous payment of amounts by and to such Person, then in each such case, the amount of such obligation shall be the net amount thereof, (h) any Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) a Lien on any asset of such Person, provided that the amount of such indebtedness at any date shall be deemed to be the lesser of the fair market value at such date of the asset subject to the Lien securing such indebtedness and the amount of the Indebtedness secured and (i) any Indebtedness of others Guaranteed by such Person.

"Information Systems and Equipment" means all computer hardware, firmware and software, as well as other information processing systems, or any equipment containing embedded microchips, whether directly owned, licensed, leased, operated or otherwise controlled by Borrower or any of its Subsidiaries, including through third-party service providers, and which, in whole or in part, are used, operated, relied upon, or integral to, Borrowers or any of its Subsidiaries conduct of their business.

"Instruments" means promissory notes or other instruments or agreements evidencing Borrowers right to payment from any Person or Persons, and including, without limitation, all of Borrowers "instruments" as defined in Article 9 of the UCC, and letters of credit.

"Intellectual Property" means, collectively, all of Borrowers now owned and hereafter acquired intellectual property, including, without limitation the following: (a) all patents (including all rights corresponding thereto throughout the world, and all improvements thereon); (b) all trademarks (including service marks, trade names and trade secrets, and all goodwill associated therewith), (c) all copyrights (including all renewals, extensions and continuations thereof); (d) all applications for patents, trademarks or copyrights and all applications otherwise relating in any way to the subject matter of such patents, copyrights and trademarks; (e) all patents, copyrights, trademarks or applications therefor arising after the date of this Agreement; (f) all reissues, continuations, continuations-in-part and divisions of the property described in the preceding clauses (a), (b), (c), (d), and (e), including, without limitation, any claims by Borrower against third parties for infringement thereof; and (g) all rights to sue for past, present and future infringements or violations of any such patents, trademarks, and copyrights.

"Interest" means any ownership or profit-sharing interest (howsoever designated) in any general or limited partnership, trust, limited liability company, private company or joint venture, and all agreements, instruments and documents convertible, in whole or in part, into any one or more of the foregoing.

"Interim Financial Statements" shall have the meaning specified in Section 4.6.

"Inventory" means "inventory" as defined in Article 9 of the UCC, including all raw materials, work in process, parts, components, assemblies, supplies and materials used or consumed in Borrowers business, all goods, wares and merchandise, finished or unfinished, held for sale or lease or leased or furnished or to be furnished under contracts of service or hire.

"Investment Property" means "securities" (whether certificated or uncertificated), "security entitlements," "securities accounts," "commodity contracts," "commodity accounts" and other "investment property" as defined in Article 8 or Article 9, as the case may be of the UCC.

"Investments" means, collectively, (a) ownership or purchase of any stock, evidence of Indebtedness, Interest in or other security of another Person, (b) any loan, advance, contribution to capital, extension of credit (except for current trade and customer accounts receivable for inventory sold or services rendered in the ordinary course of business and payable in accordance with customary trade terms) to another Person, and (c) any acquisition after Closing of any business or business unit of another Person (whether acquired by purchase of assets or securities), or any commitment or option to acquire any of the foregoing items (a) through (c) if, in the case of an option, the aggregate consideration paid for such option was in excess of $100.

"Item of Payment" means as to any Person, all checks, drafts, cash, and other remittances of payment of, or on account of, any Accounts, Instruments, Chattel Paper, Documents, or General Intangibles, or received as proceeds of the sale or lease of any property or as payment for any services rendered.

"Licenses" means, collectively, all rights, licenses, permits and authorizations now or hereafter issued by any Governmental Authority reasonably necessary in connection with the operation or conduct of Borrowers Business.

"Lien" means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, encumbrance, charge or security interest in or on such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

"Limited Recourse Guaranty" means the Guaranty Agreement executed by each of the Limited Recourse Guarantors in favor of Lender.

"Limited Recourse Guarantors" means Peter Schaffer, Jan OConnor, Sam Watts and Charles Copeland, and their respective permitted successors and assigns.

"Loan" means the loan in the amount of $700,000 made by Lender to Borrower pursuant to Section 2.1.

"Loan Documents" means, collectively, this Agreement, the Note, the Stockholder Guaranty, the Limited Recourse Guaranty, the Colorado Guaranty, any other Guaranty Agreement, the Security Documents, and all other instruments and documents executed and delivered in connection with the Transaction.

"Loan Party" means Borrower, each Guarantor and each Pledgor.

"Lucky Star" means Lucky Star Toys, Inc., a California corporation.

"Lucky Star Agreement" means an agreement among Lucky Star, Borrower and Lender, pursuant to which Lucky Star agrees that in consideration of the payment to be made to Lucky Star as described in Section 2.2(ii) hereof, (x) Lucky Star will agree that the payment date of the balance of Borrowers existing account balance with Lucky Star shall be extended to February 15, 2001, and that no finance charges, late fees or other assessments shall accrue on such balance during such period and (y) Lucky Star agrees that at any time Acquisition Co. acquires the business or assets of Borrower, then Borrower shall be entitled to transfer, and Acquisition Co. shall be entitled to assume, such existing account balance referred to in (x) above upon the extended terms referred to in (x) above.

"Material Adverse Effect" means (a) a materially adverse effect on the business, operations, prospects or condition, financial or otherwise, of Borrower, (b) a material impairment of the ability of Borrower or any other Loan Party to perform any of its obligations under any Loan Document or (c) a material impairment of the rights of or benefits available to Lender under any Loan Document.

"Maturity Date" means July 1, 2000.

"Note" means the promissory note dated of even date in the principal amount of $700,000 from Borrower made payable to Lender and evidencing Borrowers repayment obligation for the Loan.

"Obligations" means all loans and advances pursuant to this Agreement or otherwise, all debts, liabilities and obligations, for the performance of covenants, tasks or duties or for payment of monetary amounts (whether or not such performance is then required or contingent, or such amounts are liquidated or determinable) owing by any Loan Party to Lender and all covenants and duties regarding such amounts, of any kind or nature, present or future, whether or not evidenced by any note, agreement or other instrument, arising under this Agreement or any of the other Loan Documents. The term includes all principal, interest (including all interest that accrues after the commencement of any case or proceeding in bankruptcy after the insolvency of, or for the reorganization of any Loan Party, whether or not allowed in such proceeding), fees, charges, expenses, attorneys fees, and any other sum chargeable to any Loan Party under this Agreement or any other Loan Document.

"Other Personalty" shall have the meaning set forth in Section 7.1(g).

"Permitted Investments" means:

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

"Person" means any natural person, corporation, business trust, joint venture, association, company, partnership or government, or any agency or political subdivision thereof.

"Permitted Restrictive Covenant" means (a) any covenant or restriction contained in any Loan Document or Senior Debt Document, (b) any covenant or restriction binding upon any Person at the time such Person becomes a Subsidiary of Borrower, or (c) any covenant or restriction that (i) is not more burdensome than an existing Permitted Restrictive Covenant that is such by virtue of clause (b) or (c); (ii) is contained in a contract constituting a renewal, extension or replacement of the contract in which such existing Permitted Restrictive Covenant is contained; and (iii) is binding only on the Person or Persons bound by such existing Permitted Restrictive Covenant.

"Pledgors" means, collectively, Daniel Atkins, Mark Atkins, Teresa Atkins, Betty Atkins, Bruce Minor, Peter Schaffer, Jon OConnor, Sam Watts and Charles Copeland, and "Pledgor" means each of the foregoing.

"Prepayment Amount" shall mean the amount of the Loan which is prepaid from time to time in accordance with Section 2.7.

"Proceeds" shall mean all cash and non-cash "proceeds" as the term is used in Article 9 of the UCC and all other amounts received in respect of any sale, exchange, lease, license or other disposition of any Collateral, and including insurance proceeds.

"Products" shall have the meaning set forth in Section 7.1(g).

"Real Property" shall mean, collectively, all real property owned by Borrower or in which Borrower has a leasehold interest and all real property hereafter acquired by Borrower in fee or by means of a leasehold interest, including all real property on which Borrowers Business is now or hereafter conducted, together with all goods located on any such real property that are or may become "fixtures" under the law of the jurisdiction in which such real property is located.

"Receiver" means any receiver, trustee, custodian, liquidator, or similar fiduciary.

"Responsible Officer" of any corporation means any executive officer or Financial Officer of such corporation and any other officer or similar official thereof responsible for the administration of the obligations of such corporation in respect of this Agreement.

"Restricted Payment" means (i) any dividend or other distribution, direct or indirect, on account of any shares of any class of capital stock or other equity interest of Borrower or any of its Subsidiaries now or hereafter outstanding (other than a dividend payable solely in shares of that class of stock), (ii) any redemption, defeasance, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, of any shares of any class of capital stock or other equity interests of Borrower or any of its Subsidiaries or any warrants, options or rights to purchase any such capital stock or equity interests, in any case, now or hereafter outstanding, (iii) any payment or prepayment of principal of, premium, if any, or interest on, and any redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any Indebtedness, and (iv) any payment made to redeem, purchase, repurchase or retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of capital stock or other equity interests of Borrower or any of its Subsidiaries now or hereafter outstanding.

"Security Documents" means this Agreement, the UCC-1 Financing Statements filed in connection herewith, the Stockholder Pledge Agreement, the Colorado Pledge Agreement and each of the security agreements and other instruments and documents executed and delivered pursuant to any of the foregoing or pursuant to Section 5.13.

"Stockholder Guaranty" means the Guaranty Agreement executed by each of the Stockholder Guarantors in favor of Lender.

"Stockholder Guarantors" means Daniel Atkins, Mark Atkins, Teresa Atkins, Betty Atkins, Douglas Atkins and Bruce Minor, and their respective permitted successors and assigns.

"Stockholder Pledge Agreement" means the Pledge Agreement executed by each of the Pledgors in favor of Lender with respect to their respective equity interests in Borrower.

"Subsidiary" means, with respect to any Person (herein referred to as the "parent"), any corporation, partnership, limited liability company, association or other business entity (a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or more than 50% of the general partnership interests are, at the time any determination is being made, owned, controlled or held, or (b) that is, at the time any determination is made, otherwise Controlled, by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

"Transaction" shall have the meaning specified in Section 4.2.

"Transfer" means the sale, assignment, lease, transfer, mortgaging, encumbering or other disposition, whether voluntary or involuntary, and whether or not consideration is received therefor.

"Taxes" shall have the meaning specified in Section 2.9(a).

"Transferee" shall have the meaning specified in Section 2.9(a).

"Transfer of Borrowers Business" means one or more transactions resulting in either: (i) the Transfer of all or substantially all of the assets of Borrower to any other Person or (ii) a merger or consolidation of Borrower with another Person in which Borrower is not the surviving or successor entity.

"UCC" means the Uniform Commercial Code as the same may, from time to time, be enacted and in effect in the State of New York; provided however that in the event that, by reason of mandatory provisions of law, any or all of the attachment, perfection or priority of Lenders security interest in any Collateral is governed by the Uniform Commercial Code as enacted and in effect in a jurisdiction other than the State of New York, the term "UCC" shall mean the Uniform Commercial Code as enacted and in effect in such other jurisdiction solely for purposes of the provisions hereof relating to such attachment, perfection or priority and for purposes of definitions related to such provisions.

"Wholly Owned Subsidiary" of any Person means a subsidiary of such Person of which securities (except for directors qualifying shares) or other ownership interests representing 100% of the equity or 100% of the ordinary voting power or 100% of the general partnership interests are, at the time any determination is being made, owned, controlled or held by such Person or one or more wholly owned subsidiaries of such Person or by such Person and one or more wholly owned subsidiaries of such Person.

"Year 2000 Issues" With respect to any Person, anticipated costs, problems and uncertainties associated with the inability of certain computer applications and imbedded systems to effectively handle data, including dates, on and after January 1, 2000, as it affects the business, operations, and financial condition of such Person, and such Persons customers, suppliers and vendors.

SECTION 1.2 Terms Generally. (a) The definitions in Section 1.1 apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun includes the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" are deemed to be followed by the phrase "without limitation". All references herein to Articles, Sections, Exhibits and Schedules are deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. Except as otherwise expressly provided herein, (a) any reference in this Agreement to any Loan Document means such document as amended, restated, supplemented or otherwise modified from time to time and (b) all terms of an accounting or financial nature are construed in accordance with GAAP, as in effect from time to time.

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

SECTION 2.2 Use of Proceeds. Borrower shall use the proceeds of the Loan solely for the following purposes and in the following order:

(i) Two Hundred Eighty-Three Thousand Dollars ($283,000) shall be used to immediately pay Borrowers obligations owed to National Football League Properties Inc. ("NFL") in respect of accrued royalty obligations owed pursuant to certain license agreements by and between Borrower and NFL;

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

SECTION 2.8 Payments.

(a) On each of May 1, 2000 and on June 1, 2000, Borrower shall make monthly payments of principal on the Loan in the amount of One Hundred Thousand Dollars ($100,000) plus interest on the Loan, and on July 1, 2000, Borrower shall pay to Lender the remaining principal balance on the Loan plus accrued interest on the Loan, on each such date not later than 12:00 (noon), New York City time, on the date when due in immediately available dollars, to Lender at its offices located at 1710 Route Transcanadienne, Dorval, Quebec, H9P 1H7, Canada. Each such payment shall not be subject to any set-off, counterclaim, recoupment, defense or other claim, right or action which any Loan Party, or any other Person, may have against Lender.

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

SECTION 2.9 Taxes.

(a) Any and all payments by or on behalf of Borrower hereunder and under any other Loan Document shall be made, in accordance with Section 2.8, free and clear of and without deduction for any and all current or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) income taxes imposed on the net income of Lender (or, subject to Section 9.4(c), any transferee or assignee thereof (any such entity a "Transferee")) and (ii) franchise taxes imposed on the net income of Lender (or Transferee), in each case by the jurisdiction under the laws of which Lender (or Transferee) is organized or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities, collectively or individually, being called "Taxes"). If Borrower must deduct any Taxes from or in respect of any sum payable hereunder or under any other Loan Document to Lender (or any Transferee), (i) the sum payable shall be increased by the amount (an "additional amount") necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.9) Lender (or Transferee), as the case may be, shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) Borrower shall make such deductions and (iii) Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

(b) In addition, Borrower will pay to the relevant Governmental Authority in accordance with applicable law any current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that arise from any payment made hereunder or under any other Loan Document or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document ("Other Taxes").

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

(iii) (A) a copy of the certificate or articles of incorporation, including all amendments thereto, of Borrower, certified as of a recent date by the Secretary of State of the state of its organization, and a certificate as to the good standing of Borrower as of a recent date, from such Secretary of State; (B) a certificate of the Secretary or Assistant Secretary of Borrower dated the Closing Date and certifying (1) that attached thereto is a true and complete copy of the by-laws of Borrower as in effect on the Closing Date and at all times since a date prior to the date of the resolutions described in clause (2) below, (2) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of Borrower authorizing the execution, delivery and performance of the Loan Documents to which such Person is a party and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (3) that the certificate or articles of incorporation of Borrower have not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to clause (A) above, and (4) as to the incumbency and specimen signature of each officer executing any Loan Document or any other document delivered in connection herewith on behalf of Borrower; (C) a certificate of another officer as to the incumbency and specimen signature of the Secretary or Assistant Secretary executing the certificate pursuant to (B) above; and (D) such other documents as Lender may reasonably request;

(iv) all amounts due and payable on or prior to the Closing Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by Borrower hereunder or under any other Loan Document;

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

SECTION 4.2 Authorization. The execution, delivery and performance by Borrower of each of the Loan Documents and the obligations hereunder (collectively, the "Transaction") to which it is a party (a) have been duly authorized by all requisite corporate and, if required, stockholder action on the part of Borrower and (b) will not (i) violate (A) any provision of law, statute, rule or regulation, or of the certificate or articles of incorporation or other constitutive documents or by-laws of Borrower, (B) any order of any Governmental Authority or (C) any provision of any indenture, agreement or other instrument to which Borrower is a party or by which it or any of its property is or may be bound, (ii) result in a breach of or constitute (alone or with notice or lapse of time or both) a default under, or give rise to any right to accelerate or to require the prepayment, repurchase or redemption of any obligation under any such indenture, agreement or other instrument or (iii) result in the creation or imposition of any Lien upon or with respect to any property or assets now owned or hereafter acquired by Borrower.

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

SECTION 4.6 Financial Condition. Borrower has previously delivered to Lender and Schedule 4.6 contains the unaudited balance sheet of Borrower as at November 30, 1999 (the "November 30 1999 Balance Sheet") and the related statements of income and retained earnings and statements of cash flows for the interim period ended November 30, 1999 (such income statement and the November 30, 1999 Balance Sheets are referred to herein as the "Interim Financial Statements"). Except as described in Schedule 4.6, the Interim Financial Statements (x) were prepared in accordance with GAAP applied on a consistent basis, (y) are in accordance with the books and records of Borrower and (z) present fairly the financial position and results of operations of Borrower at the dates and for the periods to which they relate subject to normal year end adjustments. Except as described in Schedule 4.6, Borrower has maintained its books of account in accordance with GAAP applied on a consistent basis, and such books and records are, and during the periods covered by the Interim Financial Statements were, correct and complete in all material respects, fairly and accurately reflect and reflected the income, expenses, assets and liabilities of Borrower and provide and provided a fair and accurate basis for the preparation of the Interim Financial Statements and of the Tax returns and reports of Borrower.

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

SECTION 4.9 Ownership and Control. Attached hereto as Schedule 4.9 is an accurate and complete list of the following information: (a) the authorized capitalization of Borrower as of the date hereof; (b) the number of shares of each class of Borrowers issued capital stock and the number of outstanding shares thereof; (c ) a description of all convertible securities and all options, warrants and similar rights held with respect to Borrowers capital stock; (d) the names of the record owners of all such shares of capital stock and all such convertible securities, options, warrants and similar rights; and (e) the number of shares held by each such record owner. All shares of capital stock of Borrower and all convertible securities, options, warrants and similar rights held with respect to Borrowers capital stock have been duly authorized and validly issued, are fully paid and nonassessable (in the case of capital stock), and are owned of record and, to Borrowers knowledge, beneficially, as set forth on Schedule 4.9 attached hereto. Except as listed in Schedule 4.9 attached hereto, there are no outstanding options, warrants, convertible securities or other stock purchase rights issued by Borrower as of the date hereof, and to the best of Borrowers knowledge, there are no sale agreements, pledges, proxies, voting trusts, powers of attorney or other agreements or instruments binding upon Borrowers shareholders with respect to beneficial and record ownership of, or voting rights with respect to, Borrowers capital stock as of the date hereof.

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

SECTION 4.14 Litigation; Compliance with Laws

(a) Except as set forth on Schedule 4.14 (the "Litigation Schedule"), there are no actions, suits or proceedings at law or in equity or by or before any Governmental Authority now pending or, to the knowledge of Borrower, threatened against or affecting Borrower or any other Loan Party, or any business, property or rights of any such Person (i) that involve any Loan Document or the Transaction or (ii) as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect.

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

SECTION 4.15 Investment Company Act; Public Utility Holding Company Act. Borrower is not (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

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

SECTION 4.26 Perfection Certificate. The information contained in the perfection certificate attached here to as Exhibit A (the "Perfection Certificate") is true, accurate and complete in all respects.

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

(g) zoning restrictions, easements, rights-of-way, restrictions on use of real property and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount and do not materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the business of Borrower; and

(h) any Lien created under the Loan Documents.

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

SECTION 6.5 Mergers, Consolidations, Sales of Assets and Acquisitions.

Borrower shall not merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of in one transaction or in a series of transactions) all or any substantial part of its assets (whether now owned or hereafter acquired) or any capital stock of any Subsidiary of Borrower, or purchase, lease or otherwise acquire (in one transaction or a series of transactions) all or any substantial part of the assets of any other Person, except that (a) Borrower and any Subsidiary of Borrower may purchase and sell inventory in the ordinary course of business, (b) if at the time thereof and immediately after giving effect thereto no Event of Default or Default shall have occurred and be continuing (i) any Wholly Owned Subsidiary of Borrower may merge into Borrower in a transaction in which Borrower is the surviving corporation and (ii) any Wholly Owned Subsidiary of Borrower may merge into or consolidate with any other Wholly Owned Subsidiary of Borrower in a transaction in which the surviving entity is a Wholly Owned Subsidiary of Borrower and no Person other than Borrower or a Wholly Owned Subsidiary of Borrower receives any consideration, (c) Borrower may transfer assets to its Wholly Owned Subsidiaries of Borrower so long as such Wholly Owned Subsidiary of Borrower has joined this Agreement and the other Loan Documents as a Borrower and granted Lender a lien on all the Collateral owned by such Wholly Owned Subsidiary of Borrower, and (d) Borrower may enter into the Acquisition. In addition, Borrower may not transfer or in any other manner convey or dispose (excluding Inventory sold and Equipment disposed of in the ordinary course of business) of an equitable, beneficial or legal interest in (i) the Collateral, (ii) assets necessary to operate Borrowers Business, or (iii ) other assets unless Borrower applies the proceeds to promptly replace or upgrade the transferred assets or to repay the Loan, except that Borrower may enter into the Acquisition.

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

SECTION 6.16 No Additional Subsidiaries. Borrower will not, and shall not permit any of its Subsidiaries to, directly or indirectly, form or acquire any new Subsidiaries unless such newly formed or acquired Subsidiary becomes a co-borrower with Borrower under the Loan Documents and enters into such agreements and documents reasonably requested by Lender in connection therewith.

SECTION 7.1 Security Interest. To further secure the Obligations, and without limiting the legal operation and effect of any other Loan Document, Borrower hereby collaterally assigns to Lender, and grants Lender a security interest in, all of Borrowers Property described below, now owned and hereafter acquired, created or arising, and all of Borrowers Property listed on any Schedule to this Agreement, now owned and hereafter acquired, created or arising, and in each case regardless of where such Property may be located and whether such Property may be in the possession of Borrower, Lender, or a third party, and, if any of such Property may be held or stored with any Person other than a Borrower, together with all of Borrowers rights now owned and hereafter acquired, created or arising relating to the storage and retrieval thereof and access thereto (all of which Property described below or listed on any such Schedule and all such rights of storage, retrieval and access being referred to herein as "Collateral"):

(a) All of Borrowers Accounts; and

(b) All of Borrowers Bank Accounts; and

(c) All of Borrowers Chattel Paper; and

(d) All of Borrowers Documents; and

(e) All of Borrowers Equipment; and

(f) All of Borrowers General Intangibles; and

(g) All of Borrowers moneys, cash equivalents, securities and other property, now or hereafter held or received by, or in transit to, Lender, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and any balances, sums and credits of Borrower held by Lender at any time existing ("Held Items"); and

(h) All of Borrowers Instruments; and

(i) All of Borrowers Inventory; and

(j) All of Borrowers Investment Property; and

(k) All of Borrowers right, title and interest in any tangible or intangible personal property that is not described within the other defined terms included within the definition of Collateral (" Other Personalty"); and

(l) All Proceeds; and

(m) All products of Collateral ("Products"); and

(n) All of Borrowers books, records, documents, ledger cards, invoices, bills of lading and other shipping evidence, credit files, computer programs, tapes, discs, diskettes, and other data and software storage medium and devices, customer lists, mailing lists, mailing labels, business forms and stationery, and other property and general intangibles evidencing or relating to Borrowers Accounts, Inventory, Chattel Paper, General Intangibles, Investment Property, and/or other Collateral, or any Account Debtor, (including any rights of Borrower with respect to the foregoing maintained with or by any other Person) ("Records").

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

SECTION 8.1 Events of Default. If any of the following events ("Events of Default") occur:

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

(b) Upon ten (10) days prior notice to Borrower, Lender may grant one or more exclusive or non-exclusive license or licenses relating to any of the Intellectual Property for such term or terms, on such conditions, and in such manner, as Lender shall in its sole discretion deem appropriate. Such license or licenses may be general, special or otherwise, and may be granted on an exclusive or non-exclusive basis throughout the United States of America, its territories and possessions and all foreign countries;

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

SECTION 9.5 Expenses; Indemnity.

(a) Borrower hereby agrees to pay all out-of-pocket expenses (i) incurred by Lender (x) in connection with the preparation and administration of this Agreement and the other Loan Documents and (y) in connection with any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions hereby or thereby contemplated shall be consummated) and (ii) incurred by Lender in connection with the enforcement or protection of its rights in connection with this Agreement and the other Loan Documents, including any suit, action, claim or other activity of Lender to collect the Obligations or any portion thereof, and in connection with the Transaction hereunder, including, in each case, the reasonable fees, charges and disbursements of Piper Marbury Rudnick & Wolfe LLP, counsel for Lender, and, in connection with any such enforcement or protection, the reasonable fees, charges and disbursements of any other counsel for Lender, provided that Borrower shall only be liable for the fees, charges and disbursements of Piper Marbury Rudnick & Wolfe LLP incurred in connection with Section 9.5(a)(i) in an amount not to exceed Fifteen Thousand Dollars ($15,000).

(b) Borrower will indemnify Lender, and its directors, officers, employees and agents (each such Person being called an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees, charges and disbursements, incurred by or asserted against any Indemnitee arising out of in any way connected with, or as a result of (i) the execution or delivery of this Agreement or any other Loan Document or any agreement or instrument contemplated thereby, the performance by the parties thereto of their respective obligations thereunder or the consummation of the Transaction and the other transactions contemplated thereby, (ii) the use of the proceeds of the Loan, (iii) any claim, litigation investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto, or (iv) any actual or alleged presence or release of hazardous materials on any property owned or operated by Borrower, or any environmental claim, suit or proceeding related in any way to Borrower relating to any environmental issue; provided that such indemnity shall not as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee.

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

SECTION 9.9 Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to the Loan, together with all fees, charges, warrants and other amounts which are treated as interest on the Loan under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by Lender holding the Loan in accordance with applicable law, the rate of interest payable in respect of the Loan hereunder, together with all Charges payable in respect thereof shall be limited to the Maximum Rate.

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

Schedule 4.9 Ownership and Control of Borrower

Schedule 4.11 Leases

Schedule 4.12 Subsidiaries

Schedule 4.13 Directors, Officers and Affiliates

Schedule 4.14 Litigation

Schedule 4.20 Insurance

Schedule 4.22 Employment Contracts

Schedule 4.29 Intellectual Property

Schedule 6.2 Liens

PROMISSORY NOTE

$700,000.00 February 17, 2000

FOR VALUE RECEIVED, LIMITED TREASURES, INC., a Delaware corporation ("Borrower"), promises to pay to the order of GRAND TOYS INTERNATIONAL, INC., a Nevada corporation ("Lender," which term shall also include any subsequent holder of this Note), the principal sum of Seven Hundred Thousand and no/100 Dollars ($700,000), together with interest until paid as set forth in this Note.

This Note is the Note referred to in that certain Loan and Security Agreement between Borrower and Lender dated on or about the same date as this Note (the "Loan Agreement"), and this Note is one of the Loan Documents referred to in the Loan Agreement. Capitalized terms used in this Note but not defined in this Note shall have the meanings given them in the Loan Agreement. The captions on the Sections of this Note are for convenience only and shall not be used for purposes of interpretation or construction of this Note.

SECTION 1. Term. The term of this Note shall commence on the Closing Date and shall mature on July 1, 2000 (referred to herein as the "Maturity Date").

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

By: /s/ Daniel Atkins(SEAL)
Name: Daniel Atkins
Title: President

THIS AGREEMENT DATED the 7th day of November, 2000

B E T W E E N:

ORLANDO CORPORATION

(Hereinafter called the Landlord)

OF THE FIRST PART

- and -

GRAND TOYS LTD.

(Hereinafter called the Tenant)

OF THE SECOND PART

WHEREAS by a lease dated the 23rd day of October, 1990 made between Orlando Corporation as landlord and Grand Toys Ltd. as tenant (the "lease), the Landlord demised and leased unto the Tenant the premises described therein and municipally known as 6427 Northam Drive, Mississauga, Ontario,

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

(b) The following paragraph shall be added to the Lease as Section 2 (f):

(e)" Capital Tax" means the taxes or excises imposed by any and all taxing authorities having jurisdiction, upon the Landlord and/or the owners of the Building based upon or computed by reference to the capital employed or invested by the Landlord and/or the owners of the

Building on the Lands, the Building and improvements thereto.

(c) Section 2 (k) of the Lease (Definition of Taxes) is deleted and replaced by the following:

(k)" taxes means all taxes rates duties, levies and assessments whatsoever

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

(n) "Complex means the land described in Schedule tB attached to the Lease and the

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

Share' of Taxes for the Complex.

Initial

Landlord Tenant

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

Payment of Taxes

5. (d) (i) The Landlord shall be entitled at any time or times in any Year upon at least fifteen (15) days notice to the Tenant to require the Tenant to pay to the Landlord the Tenants Proportionate Share of the Taxes for such Year in equal monthly installments. Such monthly amount shall be determined by dividing the Tenants

Proportionate Share of Taxes by the number of months for the period from

January 1 st in each Year of the Term until the due date of the final installment of

Taxes as established by the applicable taxing authority from time to time in each

Year ("Installment Period) and shall be paid by the Tenant to the Landlord,

monthly as Additional Rent. on the date for payment of monthly rental payments during the Installment Period. The Landlord shall be entitled subsequently during such Year upon at least fifteen ( 1 5) days notice to the Tenant to revise its estimate of the amount of increase in such Taxes and the said monthly installment shall be revised accordingly. All amounts received under this provision in any

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

(iii) Taxes payable pursuant to paragraphs (iii) and (iv) of Section 5. (c) shall be paid to the Landlord within ten (10) days written demand therefor or at such time or times as the Landlord from time to time determines by notice in writing to the

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

Initials

Landlord Tenant

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

(h)Section 16 of the Lease (intent of Lease) is amended by deleting the words ("and capital taxes from the third line.

(i)The last three (3) paragraphs on page 20 of the Lease, starting with the words "In consideration of the Tenant covenants to pay rent and ending with the words upon receipt by the Landlord of the

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

Dated: March 2830, 2001 GRAND TOYS INTERNATIONAL, INC.

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

Dated: March 2830, 2001 GRAND TOYS INTERNATIONAL, INC.

By:

President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

R. Ian Bradley President and March 30, 2001

CEO (Principal

Executive Officer)

March 30, 2001

Tania M. Clarke Executive Vice President, and Chief

Financial Officer,

(Principal Financial

and Accounting Officer)

Director March 30, 2001

David Mars

Director March 2830, 2001

Elliot Bier

James Rybakoff Director March 30, 2001

Stephen Altro Director March 30, 2001

Consolidated Financial Statements of

GRAND TOYS international, inc.

Years ended December 31, 2000, 1999 and 1998

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

Chartered Accountants

Montréal, Canada

February 28, 2001, except as to note 19(b), which is as of March 27, 2001

GRAND TOYS international, inc.

Consolidated Financial Statements

Years ended December 31, 2000, 1999 and 1998

Financial Statements

Consolidated Balance Sheets F-4

Consolidated Statements of Operations F-6

Consolidated Statements of Stockholders' Equity and Comprehensive Income F-7

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

Intangibles (net of amortization of $92,610; 1999 - $123,480) (note 4) - 2,346,126

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

Subsequent events (note 19)

Total liabilities and stockholders' equity $ 6,546,055 $ 19,118,517

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

Write-off of intangible 2,253,516 - -

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

Significant accounting policies:

(a) Basis of Presentation:

The accompanying financial statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets and liquidation of its liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company has incurred a significant operating loss in the current year primarily as a result of its loss of one of its major product lines and the reduced market demand for certain other products which resulted in a significant write down of inventories. The Company also recognized the permanent impairment of patents and goodwill and wrote-off the balance to nil.

In addition, in October 2000 the Companys banking agreement was amended to reduce the line of credit from $17,500,000 to $3,500,000 and the expiry date to January 5, 2001. The credit facility was not extended beyond January 5, 2001. The Company is seeking a new line of credit with another bank (and the application is contingent on the Company furnishing audited financial statements and satisfying certain other conditions.)

The above matters raise substantial doubt about the Companys ability to continue as a going concern. The Companys ability to continue as a going concern will depend on its return to profitable operations and its successful negotiations with the financial institution referred to above.

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
$ 2,590,163

Consolidated Financial Statements of

GRAND TOYS international, inc.

Years ended December 31, 2000, 1999 and 1998

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

Montréal, Canada

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

Subsequent events (note 19)

Total liabilities and stockholders equity $ 6,546,055 $ 19,118,517

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

  Bank indebtedness:

  During 2000, the Company had secured line of credit of $ 17,500,000 and could draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances were secured by all of the assets of the Company. The effective interest rate for 2000 on the Canadian denominated line for 2000 was 7.75% (1999 7.50%; 1998 9.25%), which represents prime plus 1 1/4% for all years. As at December 31, 2000 the unused portion of the credit facility is approximately $3,211,515. Standby fees represent 1/4% of the unused line of credit. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and change the expiry date to January 5, 2001. The credit facility terminated on January 5, 2001.

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

  January 1, 2000 - 50,000 shares

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

    January 2000

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

    July 2000

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

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

January 1, 1999 1,577,634

Issued on exercise of stock options and warrants 1,577,272

Adjusted balance 3,134,906

Preferred share conversion (note 7) 100,000

December 31, 2000 3,234,906

  Stock options and warrants:

  The Company has a stock option plan (the "Option Plan"), as amended and restated which provides for the issuance of up to 600,000 options to acquire common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

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

  Exercised (18,500) (1,481,772) (57,000) (1,557,272) (5.42)

  Expired (6,200) (4,000) (50,000) (60,200) (14.05)

  December 31, 1999 5,400 175,500 55,000 235,900 6.43

  Reclassified 2,000 (2,000) - - -

  Granted 539,570   - - 539,570 1.74

  Cancelled (1,600) (20,000) - (21,600) (6.99)

  December 31, 2000 545,370 153,500 55,000 753,870 $ 3.07

  Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.19% (6.29% in 1999, and 4.68% in 1998) volatility factor of the expected market price of the Companys common stock of 164% (138% in 1999 and 114% in 1998) and a weighted-average expected life of the option of 3 years, (3 years in 1999 and 1998), with no dividends.

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

  Unusual items:

These expenses comprised the following items:

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

  State income tax rate, net of federal tax benefits - - 10.0

  U.S. statutory tax rate 35.0 35.0 45.0

  Changes to U.S. tax rate resulting from:

  Effect of foreign tax rate differences - - (3.9)

  Expenses producing no tax benefit 0.8 (20.8) (45.2)

  Tax benefit of utilization of loss carry forward (20.9) - -

  Other (7.8) 15.1 4.1

  (27.9) (5.7) -

  Effective tax rate 7.1 29.3 -

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

  Subsequent events:

  On January 2, 2001, 50,000 shares of Series A convertible redeemable preferred stock were converted to common stock. The shortfall between the market price and the guaranteed rate of $5.00 per share represents $233,774.

  On March 29, 2001, the Company completed a private placement for $500,000.

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

Bank indebtedness:

During 2000, the Company had secured line of credit of $ 17,500,000 and could draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances were secured by all of the assets of the Company. The effective interest rate for 2000 on the Canadian denominated line for 2000 was 7.75% (1999 7.50%; 1998 9.25%), which represents prime plus 11/4% for all years. As at December 31, 2000 the unused portion of the credit facility is approximately $3,211,515. Standby fees represent 1/4% of the unused line of credit. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and to expire in January 2001. The credit facility terminated on January 5, 2001.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements, Continued

Years ended December 31, 2000, 1999 and 1998

Long term debt:

The Companys subsidiary, Ark Creations, Inc., has long term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000 (see note 4). Interest is payable quarterly, commencing April 1, 1999 at a rate of 5.76% per annum until June 1, 1999, 9.76% per annum thereafter until the first principal installment of $500,000 is paid, and 5.76% per annum thereafter to maturity. The note is secured by a pledge by the Company of 375,000 shares of the Companys common stock. A principal installment of $500,000 is payable upon the achievement of certain sales targets, with a second installment of $ 500,000 due six months thereafter, and a final installment of $500,000 due three months after the second installment. Ark Creations, Inc., ceased operations during 2000 and accordingly ceased making interest payments required under the note. The holder of the note has since taken possession of the 375,000 pledged shares, although he has not yet taken any other action to enforce his rights.

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

The following conversions took place

January 1, 2000 - 50,000 shares

July 17, 2000 - 50,000 shares

January 2, 2001 - 50,000 shares

The Company recognized a shortfall of $118,000 for the conversion of July 17, 2000 between the market value of the common stock and the stated value. The Company is in disagreement with the holder as to the actual date of conversion. A difference does exist, in the calculated shortfall, between these dates. The conversion of January 2, 2001 resulted in another shortfall of $233,774 which has not been recognized by the Company.

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

January 2000

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

July 2000

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

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

January 1, 1999 1,577,634

Issued on exercise of stock options and warrants 1,577,272

Adjusted balance 3,134,906

Preferred share conversion (note 7) 100,000

December 31, 2000 3,234,906

Stock options and warrants:

The Company has a stock option plan (the "Option Plan"), as amended and restated which provides for the issuance of up to 600,000 options to acquire common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

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

Exercised (18,500) (1,481,772) (57,000) (1,557,272) (5.42)

Expired (6,200) (4,000) (50,000) (60,200) (14.05)

December 31, 1999 5,400 175,500 55,000 235,900 6.43

Reclassified 2,000 (2,000) - - -

Granted 539,570   - - 539,570 1.74

Cancelled (1,600) (20,000) - (21,600) (6.99)

December 31, 2000 545,370 153,500 55,000 753,870 $ 3.07

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.19% (6.29% in 1999, and 4.68% in 1998) volatility factor of the expected market price of the Companys common stock of 164% (138% in 1999 and 114% in 1998) and a weighted-average expected life of the option of 3 years, (3 years in 1999 and 1998), with no dividends.

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

Unusual items:

These expenses comprised the following items:

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

State income tax rate, net of federal tax benefits - - 10.0

U.S. statutory tax rate 35.0 35.0 45.0

Changes to U.S. tax rate resulting from:

Effect of foreign tax rate differences - - (3.9)

Expenses producing no tax benefit 0.8 (20.8) (45.2)

Tax benefit of utilization of loss carry forward (20.9) - -

Other (7.8) 15.1 4.1

(27.9) (5.7) -

Effective tax rate 7.1 29.3 -

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

Employee benefit plans:

The Company has a group retirement savings plan for its Canadian employees. The Company contributes to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Cdn. $3,000 per employee. During the year, the Company contributed approximately $20,000 (1999- $27,000; 1998 - $24,000) to the retirement savings plan for its Canadian employees.

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

(b) Other information:

Sales of the Company's toy products to five customers accounted for 69% of the Company's gross sales for 2000, two of which represent over 69% or approximately $8,470,000. For both years 1999 and 1998, five customers accounted for approximately 64% of gross sales, two of which represented over 35% and 38% or $13,356,000 and $13,246,000 respectively.

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 49% of gross sales for 2000. The Company two largest suppliers accounted for 68% and 64% of gross sales for 1999 and 1998 respectively.

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

18. Financial instruments, continued:

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

Subsequent events:

On January 2, 2001, 50,000 shares of Series A convertible redeemable preferred stock were converted to common stock. The shortfall between the market price and the guaranteed rate of $5.00 per share represents $233,774.

On March 27, 2001, the Company completed a private placement for $500,000.