Form 10-Q
period 2001-03-31
GRAND TOYS INTERNATIONAL INC
filed 2001-05-14
CIK 814463

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

(Registrant's telephone number)

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

Yes X No _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of May 11, 2001: 4,713,477.

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q Filed with the Securities and Exchange Commission Period ended March 31, 2001
ITEMS IN FORM 10 - Q
Page
Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2001 and December 31, 2000	3-4
Consolidated Statements of Operations For The Three Month Period Ended March 31, 2001 and 2000	5
Consolidated Statements of Stockholders' Equity and Comprehensive Income	6
Consolidated Statements of Cash Flows For The Three Month Period Ended March 31, 2001 and 2000	7
Notes to Consolidated Financial Statements	8-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-22
Item 3. Quantitative and Qualitative Disclosures About Market Risks	23

Part II - Other Information

Item 1. Legal proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24-25

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	March 31, 2001	December 31, 2000
	(Unaudited)
Assets

Current assets:
Cash	$169,693	$211,515
Accounts receivable (net of allowance for doubtful accounts; 2001 - $14,135; 2000 - $24,008) (note 2) 1,933,370	1,880,903	1,933,370
Income taxes recoverable	426,701	464,455
Due from affiliated companies	21,995	40,551
Inventory	1,628,757	1,991,918
Prepaid expenses	651,288	762,234
Total current assets	4,779,337	5,404,043

Deferred income taxes	684,996	684,996
Equipment and leasehold improvements, net (note 3) 457,016	412,037	457,016

Total assets	$5,876,370	$6,546,055

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
	March 31, 2001	December 31, 2000
	( Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
Trade accounts payable	$1,144,790	$1,610,029
Other accounts payable and accrued liabilities 965,990	1,221,727	965,990
Royalties payable	13,777	23,428
Total current liabilities	2,380,294	2,599,447

Long term debt (note 4)	1,500,000	1,500,000
Minority interest	100	100
Redeemable preferred stock (note 5)	250,000	500,000

Stockholders' equity:
Capital stock (note 6)	4,713	3,235
Additional paid-in capital	20,212,289	19,696,577
Deficit	(17,467,533)	(16,882,416)
Accumulated other comprehensive income - cumulative currency translation adjustment (870,888)	(1,003,493)	(870,888)
1,946,508	1,745,976	1,946,508
Commitments and contingencies (notes 10 and 11)

Total liabilities and stockholders' equity $ 6,546,055	$5,876,370	$6,546,055

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
	For the three months ended March 31,
	2001	2000

Net sales	$2,216,816	$3,491,867

Cost of goods sold	1,514,601	3,013,320
Gross profit	702,215	478,547

Operating expenses:
Selling, general and administrative	1,210,713	1,588,599
Foreign exchange loss	29,345	18,209
Interest on long term debt		59,966
Interest	(32,986)	1,859
Bad debt expense	17,791	28,069
Depreciation and amortization	31,833	143,389
	1,256,696	1,840,091

Loss before income taxes	(554,481)	(1,361,544)

Income tax (expense) recovery	(30,636)	538,450

Net loss	$(585,117)	$(823,094)

Loss per share (note 1(g)and note 8)
Basic	(0.18)	(0.26)
Diluted	(0.18)	(0.26)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income	Total

January 1, 2001	$3,235	$19,696,577	$(16,882,416)	$(870,888)	$1,946,508
Net loss for the period	-	-	(585,117)	-	(585,117)
Foreign currency adjustment	-	-	-	(132,605)	(132,605)
Total comprehensive income					(717,722)
Shortfall on share conversion (note 5)	-	(232,810)	-	-	(232,810)
Share conversion (note 5)	50	249,950	-	-	250,000
Private Placement (note 6(c))	1,428	498,572	-	-	500,000
March 31, 2001	4,713	20,212,289	$(17,467,533)	$(1,003,493)	$1,745,976

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended March 31,
	2001	2000

Cash flows from operating activities:
Net loss	$ (585,117)	$ (823,094)
Items not affecting cash:
Depreciation and amortization	31,833	143,389
Changes in operating working capital items, (note 9)	203,988	2,603,984
Net cash (used for) provided by operating activities	(349,296)	1,924,279

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	-	(438,328)
Proceeds from private placement (note 6(c))	331,000	-
Dividends paid	-	(12,500)
Decrease in long term debt	-	(41,667)
Increase in deferred financing charges	-	1,319
Other	(18,018)	6,456
Net cash by (used for) financing activities	312,982	(472,220)

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(5,508)	(67,192)
Net cash (used for) investing activities	(5,508)	(79,692)

(Decrease) increase in cash and cash equivalents	$ (41,822)	$ 1,372,367
Cash and cash equivalents, beginning of period	211,515	-
Cash and cash equivalents, end of period	$ 169,693	$ 1,372,367
Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$ -	$ 61,82
Income taxes	18,582	428,577
Private placement proceeds included in accounts receivable	169,000	-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Grand Toys International, Inc. (the"Company"), a Nasdaq SmallCap listed company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and United States operating subsidiaries, is the distribution of toys and related items.

  Significant accounting policies:

(a) Basis of Presentation:

The accompanying financial statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets and liquidation of its liabilities in ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company has incurred a significant operating loss in fiscal 2000 primarily as a result of the loss of one of its major product lines and the reduced market demand for certain other products which resulted in a significant write down of inventories. The Company also recognized in fiscal 2000 the permanent impairment of patents and goodwill and wrote-off the balance to nil.

The above matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its return to profitable operations and the successful conclusion of the negotiations with the financial institution referred to above.

The Company is seeking to obtain a new credit facility.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K.

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

(d) Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation methods and annual rates adopted by the Company are as follows:

Notes to Consolidated Financial Statements

1. Significant accounting policies, continued:

Asset	Method	Rate
Computer equipment	Declining balance	30%
Machinery and equipment	Declining balance	20%
Furniture and fixtures	Declining balance	20%
Trucks and automobiles	Declining balance	30%
Telephone equipment	Declining bbalance	30%
Leasehold improvements	Straight-line	Term of lease plus
		one renewal term

  Revenue recognition:

  Sales are recognized at the time of shipment of products. The Company estimates liabilities for returns and allowances at the time of shipment. In addition, provisions for customer allowances are recorded when the related revenue is recognized

  Foreign currency translation:

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

  (ii) Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that existed at March 31, 2001.

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

  1. Significant accounting policies, continued:

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

  Accounts receivable:

	March 31, 2001	December 31, 2000
Trade receivables Due from Limited Treasures, Inc.	$ 1,427,681 467,357	$ 1,523,008 434,370
Allowance for Doubtful Accounts	(14,135)	(24,008)
Total Accounts Receivable	$ 1,880,903	$ 1,933,370

  Equipment and leasehold improvements:

	March 31, 2001		December 31, 2000
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,203,666	$ 928,419	$ 1,259,425	$ 952,836
Machinery and equipment	442,651	404,111	464,258	422,610
Furniture and fixtures	486,372	429,960	509,616	448,742
Trucks and automobiles	77,525	76,530	81,494	80,365
Telephone equipment	42,870	36,529	44,770	37,851
Leasehold improvements	317,041	282,539	369,451	329,594
	2,570,125	2,158,088	$ 2,729,014	$ 2,271,998

Net book value	$ 412,037		$ 457,016

Notes to Consolidated Financial Statements

  Long term debt:

  The Company's subsidiary, Ark Creations, Inc., has long term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000. Interest payable quarterly, at a rate of 9.76% per annum until the first principal installment of $500,000 is paid, and 5.76% per annum thereafter to maturity. The note is secured by a pledge by the Company of 375,000 shares of the Company's common stock. A principal installment of $500,000 is payable upon the achievement of certain sales targets, with a second installment of $ 500,000 due six months thereafter, and a final installment of $500,000 due nine months after the first installment. Ark Creations, Inc., ceased operations during 2000 and accordingly ceased making interest payments required under the note. The holder of the note has since caused the 375,000 pledged shares to be registered in its name, although it has not yet taken any action to enforce its rights.

  Redeemable preferred stock:

Series A Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of the assets of Ark Foundation LLC, the Company created and issued a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $5.00 per share. The Series A Stock ranks senior to the common stock. The Series A Stock has a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash. The Series A Stock is redeemable and convertible at determinable prices on determinable dates. The Series A Stock became convertible beginning on January 1, 2000 into shares of the Company's common stock on a one-for-one basis. A maximum of 50,000 shares may be converted during any six-month period. If upon conversion, the market value of the common stock of the Company is less than $5.00 per share, the Company is obligated to make up the difference between the market price and $5.00 in cash.

The following conversions took place:

January 1, 2000 -	50,000 shares
July 17, 2000 -	50,000 shares

The Company recognized a shortfall of $118,000 in 2000, for this conversion between the market value of the common stock and the stated value. The Company is in disagreement with the holder as to the actual date of conversion. A difference does exist, in the calculated shortfall, between these dates.

January 2, 2001 -	50,000 shares

The Company recognized a shortfall of $232,810 for this conversion between the market value of the common stock and the stated value.

Notes to Consolidated Financial Statements

  Capital stock:

(a) Authorized capital:

50,000,000, $0.001 par value voting common shares;

5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

  Issued and outstanding:

	March 31, 2001	December 2000
50,000 preferred shares, Series'A' Stock (December 2000 - 100,000), (note 5)	$ 250,000	$ 500,000
4,713,477 common shares (December 2000 - 3,234,906)	4,713	3,235

The outstanding common shares noted above are net of the 375,000 shares discussed in note 4.

(c) Share transactions:

    January 2000

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

    July 2000

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

    January 2001

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

    March 2001

As a result of the private placement, 1,428,571 common shares and 1,428,571 warrants were issued, increasing capital stock by $1,428.

Notes to Consolidated Financial Statements

  Capital stock, continued:

(d) Summary of common stock outstanding:

A summary of the number of common stock outstanding and share transactions since January 1, 2001 is as follows:

January 1, 2001	3,234,906
Preferred share conversion (note 5)	50,000
Private placement (note 6(c))	1,428,571
March 31, 2001	4,713,477

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

Options have also been granted outside the Option Plan to two directors, key executives, outside consultants and a supplier. As well, warrants issued to a director in this capacity as an investment banker and a distributor were issued. Some of these options and warrants have either expired or were forfeited.

Details of the options and warrants, all of which are exercisable at year-end, are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2001	545,370	153,500	55,000	753,870	$ 3.07
Granted	1,000	-	1,428,571	1,429,571	0.53
Cancelled	(3,000)	-	-	(3,000)	(0.31)
March 31, 2001	543,370	153,500	1,483,571	2,180,441	$ 1.41

Notes to Consolidated Financial Statements

  Loss per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
Period ended March 31, 2001
Basic EPS
Earnings available to
common stockholders	$ (585,117)	3,332,525	$ (0.18)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(585,117)	3,332,525	(0.18)

  Options to purchase 2,000 shares (December 2000 - 3,000) and the warrants to purchase shares of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive. The Series A Preferred stock was also not included as the effect is anti-dilutive.

  Changes in operating working capital items:

	For the three months ended March 31,
	2001	2000

Decrease in accounts receivable	$ 157,905	$ 3,978,484
Decrease (increase) in income taxes recoverable	15,632	(538,450)
Decrease (increase) in due from affiliated company	17,137	(8,677)
Decrease in inventory	286,919	1,307,479
Decrease (increase) in prepaid expenses	89,997	(107,154)
Decrease in trade accounts payable	(414,466)	(1,335,605)
Increase (decrease) in other accounts payable and accrued liabilities	59,699	(292,439)
(Decrease) increase in royalties payable	(8,835)	21,334
Decrease in income taxes payable	-	(420,988)
	$ 203,988	$ 2,603,984

  Notes to Consolidated Financial Statements

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2001	$ 293,000
2002	385,000
2003	363,000
2004	244,000
2005	13,000
$ 1,298,000

  Rent expense for the period ended March 31, 2001 and 2000 amounted to approximately $52,582 and $69,770 respectively.

  Contingencies:

  Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

  On or about April 7, 2000, an action against the Company and certain of its current directors and a former director was filed in the United States District Court for the Southern District of New York by Robert VanDyke, purportedly representing himself and a class of similarly situated purchasers of the Company's common stock. The class-action complaint seeks damages and rescission and alleges that the Company's August 4, 1999 press release announcing an exclusive license to manufacture and distribute products in Canada based upon the "Pokemon" video game and television series was misleading because the license had not yet been executed and, when ultimately executed three weeks later, was non-exclusive. The complaint further alleges that this affected the market price of the Company's stock during the three week period. On November 7, 2000 the action was dismissed against two of the Company's directors.

The Company believes that the suit will be settled at a minimal cost to the Company as a result of any settlement being covered by the directors and officers (D & O) liability insurance policy.

Notes to Consolidated Financial Statements

  Contingencies, continued:

  (c) The Company has been named in a lawsuit for breach of contract in a licensing dispute, for recovery totaling in excess of $600,000. A defense is being filed against the plaintiff, and management has reserved $550,000 in the event the results are unfavorable.

  The Company's Canadian subsidiary is also contingently liable for outstanding letters of credit amounting to $100,000 as at March 31, 2001.

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

  At March 31, 2001, the Company had no contracts to purchase US dollars.

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

  (c) Credit risk and economic dependence:

  For the period ended March 31, 2001, approximately 77% (December 2000 - 69%) of the Company's sales were made to five unrelated companies. Three customers represented approximately 68% (December 2000 - 53%) of total sales, one of which represented 45% (December 2000 - 17%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Segment information:

  Operating and geographic information:

  The Company operates primarily in one segment which includes the distribution of toys and related items. Virtually all sales are to Canadian customers.

  Other information:

Sales of the Company's toy products to five customers accounted for 77% of the Company's gross sales for the quarter ended March 31, 2001, of which represent over 56% or approximately 1,241,000. For the year 2000, five customers accounted for approximately 69% of gross sales, two of which represented over 69% or 8,470,000.

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 57% of gross sales for the quarter ended March 31, 2001. The Company's two largest suppliers accounted for 49% of sales for fiscal 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All amounts are in US$ unless otherwise noted.

Forward looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Company's fiscal 2000 Form 10-K and in other reports filed with the Securities and Exchange Commission.

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

Major components of selling, general and administrative expenses include: payroll and fringe benefits; advertising expense, which includes the cost of production of television commercials and the cost of air time; advertising allowances paid to customers for cooperative advertising programs; and royalty expense. Royalties include payments by the Company to licensors of character properties and to manufacturers of its toy products if such payments are contingent upon subsequent sales of the products. Royalties are usually a percentage of the price at which the product is sold and are payable once a sale is made.

Accounts receivable are receivables net of an allowance for doubtful accounts and other trade discounts. The allowance is adjusted periodically to reflect the current status of receivables. Management believes that current reserves are adequate. Sales of products to retailers and distributors are on an irrevocable basis. Consistent with industry practices, the Company may make exceptions to this policy on a case-by-case negotiated basis. Inventory is comprised of finished goods at landed cost.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Three Months Ended March 31,

	2001	2000
	%	%
Net sales	100.00	100.00
Cost of goods sold	68.32	86.30
Gross profit	31.68	13.70
Operating expenses:
Selling, general and administrative	54.61	45.49
Foreign exchange loss	1.33	.52
Interest on long term debt	-	1.71
Interest	(1.49)	.06
Bad debt expense	.80	.80
Depreciation and amortization	1.44	4.11
Total operating expenses	56.69	52.69

Loss before income taxes	(25.01)	(38.99)

Net loss	(26.39)	(23.57)

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000:

Net Loss:

Net loss was $585,117 for the first quarter of 2001 compared to a net loss of $823,094 for the first quarter of 2000. The decrease in loss was primarily due to the increase in gross profit and a reduction in selling, general and administrative, depreciation and interest expenses.

Net Sales:

Net sales decreased by $1,275,051 or by 36% over net sales of the first quarter of 2000. The lower net sales volume in 2001 was attributed to the loss in 2000, of the Tiger Electronics product line, which was purchased by Hasbro in 1999. In 2000, the product mix consisted primarily of electronics, which were at a higher sales dollar value.

Gross Profit:

Gross profit for the Company increased by $223,668, and as a percentage of sales, gross profit increased from 13.70% to 31.68%. Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

The increased gross profit in 2001 results from the Company's emphasis on higher margin sales. In addition commissions on FOB sales increased as compared to the same quarter of 2000. In 2000, the lower gross profit percentage was associated with the clearance of the Tiger Electronics product line.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $377,886 compared to those of the first quarter of 2000 was mainly due to decreases in advertising and salary expenses and aggregate decreases in other expenses, as a result of the cost cutting measures implemented. The Company is currently conducting an intensive review of all aspects of its operations to reduce costs and improve profitability.

Depreciation and Amortization:

As a result of the complete write off of deferred financing and intangibles in 2000, depreciation and amortization expense decreased significantly in the first quarter of 2001.

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999:

Net Loss:

Net loss was $823,094 for the first quarter of 2000 compared to a net earnings of $334,017 for the same period last year. The decrease of $1,157,111 in earnings was mainly due to the decrease in sales and the reduced margins on those sales during the period.

Net Sales:

Net sales decreased by $5,135,049 or by 59% over net sales during the first quarter of 1999. The decrease is due to the significant decrease in sales of Furby (Tiger Electronics).

Gross Profit:

Gross profit for the Company decreased by $2,158,240, or, as a percentage of sales, gross profit decreased from 30.56% to 13.70%. The decrease in gross profit percentage was due to the sales mix in the product line, primarily due to the lower gross margins associated with the clearance of the Furby product line and the discontinuance of other product lines.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $139,791 compared to those of the first quarter of 1999 was mainly due to a decrease in cooperative advertising expense.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under the Company's Credit Agreement with its bank and by cash flow from operations, and sales of equity securities. The inflow of funds, in 1999, due to options and warrants being exercised resulted in virtually all short-term bank debt being eliminated by December 31, 1999 and a cash position maintained through March 31, 2001.

In 1999, the Company received $8,441,675 as a result of the issuance of 1,557,272 shares upon the exercise of options and warrants. These share transactions allowed the Company to eliminate virtually all of its bank debt by December 31, 1999, and remain debt free in 2000 up to March 2001 with the exception of letters of credit.

In August 1999, the Company entered into a three year banking arrangement with a lending institution. Grand Toys had secured a line of credit of $17,500,000 to enable it to meet its plans. The Company was able to draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. Working capital advances taken by the Company bore interest at prime plus 1-1/4%. The term of the loan was three years. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and to expire in January 2001. The credit facility expired on January 5, 2001.

The Company is seeking to obtain a new credit facility. Failure to obtain a credit facility would have a material adverse effect on the Company because the Company would not have the capital necessary to make product purchases. This would force the Company to curtail or cease business operations.

In March 2001, the Company began a private placement to raise $500,000. A portion of these proceeds, $331,000, was received in March and the balance of $169,000 completed the private placement in April 2001.

Accounts receivable at March 31, 2001 were $1,880,903 compared to $1,933,370 at December 31, 2000. The current quarter sales were mainly to mass retailers. Inventory at March 31, 2001 decreased to $1,628,757 from $1,991,918 at December 31, 2000. Managment's focus on maintaining manageable and current inventory levels led to a lower inventory value as at March 31, 2001.

Working capital decreased from $2,804,596 at December 31, 2000 to $2,399,043 at March 31, 2001. Net cash used for operating activities was $156,211 in 2001 compared to net cash provided by operating activities of $1,924,279 in 2000. Cash for additions to equipment and leasehold improvements was $5,508 in 2001 compared to $67,192 for 2000.

Significant cash requirements for 2001 are:

a) The market shortfall of the preferred share conversions of July 2000 and January 2001, representing a total of $350,810.

  The reserve against a breach of contract represents a maximum cash requirement of $550,000.

  The class action lawsuit may require a minimal cash outlay due to the fact that any settlement will be covered by the Company's directors and officers (D & O) liability insurance.

  Grand Canada's tax liability represents a cash outlay of approximately $300,000. The repayment terms will be negotiated with the government and could extend beyond December 2001.

The above items will be offset by partial collections of the $467,357 owing from Limited Treasures Inc., receivable $500,000 received from a completed private placement in April 2001, and Canadian income taxes recoverable of $950,000.

The Company's accounts receivable level is subject to significant seasonal variations due to the seasonality of sales. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories, guarantees and advance payments increase as a result of growth of the Company's business, the Company's could require additional working capital to fund its operations. Sources of such funding include cash flow from operations, drawings on the financing facilities, or sales of additional equity or debt securities by the Company.

If the funds available to the Company for current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including project-specific financing, additional public or private debt or equity financing.

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

FOREIGN CURRENCY RISK While the Company's product purchases are transacted in United States dollars, most transactions among the suppliers and subcontractors are effected in HK dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People's Republic of China, and thereby have a negative impact on the Company. As well since the majority of the Company's sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers. Therefore, fluctuations in the conversion rate may have an impact on the Company. The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.

Part II: Other Information

Item 1. Legal proceedings

During the quarter ended March 31, 2001, there were no material developments to any legal proceedings which have been previously reported by the Company.

Other than discussed above or in Note 11 to the Company's Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2. Changes in Securities and Use of Proceeds

On January 1, 2001, the Company issued 50,000 common shares upon conversion of 50,000 shares of its Series A 5% Convertible Preferred Stock. The issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4 (2) of the Act.

On March 28, 2001, the Company issued 1,428,571 common shares and 1,428,571 warrants, with a three year term, pursuant to a $500,000 private placement. The warrants may be exercised at any time after six months from the date of the warrant and expire on the third anniversary of the date of the warrant. The issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act and/or Regulation S promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

The Company's wholly-owned subsidiary, Ark Creations, Inc. was required to make an interest payment of $36,600 to Ark Foundation, LLC under the terms of its Subordinated Promissory Note dated January 1, 1999 under which there remains an unpaid principal balance of $1,500,000. On October 4, 2000, Ark Creations, Inc. received a demand for payment from Ark Foundation, LLC. On November 29, 2000, Ark Creations received a notice stating that the default referred to in the October 4, 2000 notice remained uncured and Ark Foundation was pursuing its remedies under the Stock Pledge Agreement, including having 375,000 shares of Grand Toy's Common Stock registered in its name. Grand Toys complied with Ark Foundation's request and registered the shares in Ark Foundation's name. Ark Creations, Inc. has not made the demanded payment since the third quarter of 2000, and as of the date of this report, in addition to the unpaid principal amount, $128,100 of interest had accrued on the note. No action has been taken by Ark Foundation to foreclose on the loan.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2001 GRAND TOYS INTERNATIONAL, INC.

By: /s/ R. Ian Bradley

R. Ian Bradley

President and CEO

By: /s/ Tania M. Clarke

Tania M. Clarke

Executive Vice President and CFO

(Principal Financial and Accounting Officer)

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2001 GRAND TOYS INTERNATIONAL, INC.

By: R. Ian Bradley

President and CEO

By:

Tania M. Clarke

Executive Vice President and CFO

(Principal Financial and Accounting Officer)