Form 10-Q
period 2001-06-30
GRAND TOYS INTERNATIONAL INC
filed 2001-08-14
CIK 814463

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

(514) 685-2180

(Registrants telephone number, including Area Code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Indicate the number of shares outstanding of each of the Issuers classes of common equity, as of August 14, 2001: 5,088,477.

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 Q Filed with the Securities and Exchange Commission Period ended June 30, 2001
ITEMS IN FORM 10 Q
Page
Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3-4
Consolidated Statements of Operations For the Three Month and Six Month Periods Ended June 30, 2001 and 2000	5
Consolidated Statements of Stockholders Equity and Comprehensive Income	6
Consolidated Statements of Cash Flows For the Six Month Period Ended June 30, 2001 and 2000	7
Notes to Consolidated Financial Statements	8-18

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations	19-23
Item 3. Quantitative and Qualitative Disclosures About Market Risks	24

Part II - Other Information

Item 1. Legal proceedings	24
Item 2. Changes in Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26-27

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	June 30, 2001	December 31, 2000
	(Unaudited)
Assets

Current assets:
Cash (note 2)	$ 203,370	$ 211,515
Accounts receivable (net of allowance for doubtful accounts; 2001 - $25,615; 2000 - $24,008) (note 3)	1,448,050	1,933,370
Income taxes recoverable	111,078	464,455
Due from affiliated companies	22,729	40,551
Inventory	1,586,044	1,991,918
Prepaid expenses	861,254	762,234
Total current assets	4,232,525	5,404,043

Deferred income taxes	-	684,996
Equipment and leasehold improvements, net (note 4)	414,940	457,016

Total assets	$ 4,647,465	$ 6,546,055

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	June 30, 2001	December 31, 2000
	( Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
Trade accounts payable	$ 1,542,257	$ 1,610,029
Other accounts payable and accrued liabilities	554,812	965,990
Income taxes payable	177,331	-
Royalties payable	19,332	23,428
Total current liabilities	2,293,732	2,599,447

Long term debt (note 5)	-	1,500,000
Minority interest	100	100
Redeemable preferred stock (notes 6 and 16)	250,000	500,000

Stockholders' equity:
Capital stock (note 7)	5,088	3,235
Additional paid-in capital	20,516,601	19,696,577
Deficit	(17,513,338)	(16,882,416)
Accumulated other comprehensive income - cumulative currency translation adjustment	(904,718)	(870,888)
	2,103,633	1,946,508
Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders' equity	$ 4,647,465	$ 6,546,055

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)

For the three months ended For the six months ended

June 30, June 30,
	2001	2000	2001	2000

Net sales	$ 1,835,043	$ 2,153,727	$ 4,051,859	$ 5,645,594

Cost of goods sold	1,467,703	2,479,545	2,982,302	5,492,865
Gross profit	367,340	(325,818)	1,069,557	152,729

Operating expenses:
Selling, general and administrative	1,396,126	1,429,492	2,606,840	3,018,091
Foreign exchange loss (gain)	20,733	(41,460)	50,078	(23,251)
Interest on long term debt	-	49,834	-	109,800
Interest	(16,181)	(36,511)	(49,167)	(34,652)
Bad debt expense	19,337	32,042	37,127	60,111
Depreciation and amortization	28,785	150,506	60,618	293,895
Unusual items (note 9)	(523,395)	264,000	(523,395)	264,000
	925,405	1,847,904	2,182,101	3,687,995

Loss before extraordinary item and income taxes	(558,065)	(2,173,722)	(1,112,544)	(3,535,266)
Income tax recovery (expense)	183,278	692,624	(213,916)	1,231,074

Loss before extraordinary item	(741,343)	(1,481,098)	(1,326,460)	(2,304,192)
Gain on forgiveness of long term debt, net of deferred income taxes of $499,585 (note 5)	695,538	-	695,538	-

Net loss	$ (45,805)	$ (1,481,098)	$ (630,922)	$ (2,304,192)

Loss per share (notes 1(h) and 10)
Basic, before extraordinary item	(0.15)	(0.47)	(0.33)	(0.72)
Gain on debt extinguishment	0.14	-	0.17	-
Basic	(0.01)	(0.47)	(0.16)	(0.72)
Diluted	(0.01)	(0.47)	(0.16)	(0.72)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income	Total

January 1, 2001	$3,235	$19,696,577	$(16,882,416)	$(870,888)	$1,946,508
Net loss for the period	-	-	(630,922)	-	(630,922)
Foreign currency adjustment	-	-	-	(33,830)	(33,830)
Total comprehensive income					(664,752)
Shortfall on share conversion (note 6)	-	(232,810)	-	-	(232,810)
Share conversion (note 7(c))	50	249,950	-	-	250,000
Private Placement (note (7(c))	1,428	498,572	-	-	500,000
Share issuance (note 7 (c))	375	304,312	-	-	304,687
June 30, 2001	$5,088	$20,516,601	$(17,513,338)	$(904,718)	$2,103,633

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
	For the six months ended June 30,
	2001	2000

Cash flows from operating activities:
Net loss	$ (630,922)	$ (2,304,192)
Items not affecting cash:
Depreciation and amortization	60,618	293,958
Deferred income taxes	684,996	(456)
Extinguishment of long term debt	(1,195,123)	-
Changes in operating working capital items, (note 11)	593,963	4,405,957
Net cash (used for) provided by operating activities	(486,468)	2,395,267

Cash flows from financing activities:
Decrease in bank indebtedness	-	(447,867)
Proceeds from private sale	500,000	-
Decrease in long term debt	-	(444,444)
Increase in deferred financing charges	-	(13,123)
Other	1,287	(3,244)
Net cash used for financing activities	(501,287)	(908,678)

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(22,964)	(76,372)
Net cash used for investing activities	(22,964)	(76,372)

(Decrease) increase in cash and cash equivalents	$ (8,145)	$ 1,410,217
Cash and cash equivalents, beginning of period	211,515	-
Cash and cash equivalents, end of period	$ 203,370	$ 1,410,217

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$ -	$ 75,148
Income taxes	18,582	481,159

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Grand Toys International, Inc. (the"Company"), a Nasdaq SmallCap listed company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly owned Canadian and United States operating subsidiaries, is the development and distribution of toys and related items.

  Significant accounting policies:

(a) Basis of Presentation:

The accompanying financial statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets and liquidation of its liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company incurred a significant operating loss in fiscal 2000 primarily as a result of the loss of one of its major product lines and the reduced market demand for certain other products. In the six months ended June 30, 2001, the Company has again incurred operating losses and its ability to continue as a going concern will depend on its return to profitable operations.

During June 2001, the Company secured a line of credit of $660,000 and could draw down working capital advances determined by percentages of its accounts receivable.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Companys audited financial statements at and for the fiscal year ended December 31, 2000 contained in the Companys Annual Report on Form 10-K.

(b) Principles of consolidation:

These consolidated financial statements, presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c) Inventory:

Inventory is valued at the lower of cost, determined by the first in, first out method, and net realizable value. The only significant class of inventory is finished goods.

(d) Product development:

Product development costs, for proprietory product lines, are capitalized and amortized over one year.

(e) Equipment and leasehold improvements:

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

  (i) Grand Toys Ltd. and Grand Concepts Inc., wholly-owned Canadian subsidiaries of the Company, use the Canadian dollar as their functional currency and translate their assets and liabilities into US dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows are translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

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

  (ii) Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that existed at June 30, 2001.

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

  Cash:

During June 2001, the Company secured a line of credit of $660,000 and can draw down working capital advances determined by percentages of its accounts receivable. The receivable advances were secured by all of the assets of the Company.

  Accounts receivable:

	June 30, 2001	December 31, 2000
Trade receivables Due from Limited Treasures, Inc.	$ 809,626 664,039	$ 1,523,008 434,370
Allowance for Doubtful Accounts	(25,615)	(24,008)
Total Accounts Receivable	$ 1,448,050	$ 1,933,370

  Equipment and leasehold improvements:

	June 30, 2001		December 31, 2000
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,262,525	$ 989,795	$ 1,259,425	$ 952,836
Machinery and equipment	467,516	422,841	464,258	422,610
Furniture and fixtures	505,495	450,526	509,616	448,742
Trucks and automobiles	80,717	79,764	81,494	80,365
Telephone equipment	44,396	38,404	44,770	37,851
Leasehold improvements	330,087	294,466	369,451	329,594
	$ 2,690,736	$ 2,275,796	$ 2,729,014	$ 2,271,998

Net book value	$ 414,940		$ 457,016

Notes to Consolidated Financial Statements

  Long term debt:

The Companys subsidiary, Ark Creations, Inc., had long term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000 in connection with the acquisition by Ark Creations of the assets of Ark Foundation, LLC. Pursuant to the terms of the promissory note, interest was payable quarterly, at a rate of 9.76% per annum until the first principal installment of $500,000 was paid, and 5.76% per annum thereafter to maturity. A principal installment of $500,000 was payable upon the achievement of certain sales targets, with a second installment of $500,000 due six months thereafter, and a final installment of $500,000 due nine months after the first installment. The note was secured by a pledge by the Company of 375,000 shares of the Companys common stock.

Ark Creations, Inc., ceased operations on March 30, 2000 after it was determined that Ark Creations was not financially viable. As a result of the cessation of Ark Creations business, it ceased making the interest payments required under the note. As a result of the default by Ark Creations, the holder of the note caused the 375,000 pledged shares to be registered in its name. However, the holder did not take any other action to enforce its rights, and as a result, the promissory note remained outstanding.

As a result of the closing of Ark Creations and the registration and issuance of the pledged shares, the Company eliminated the liability associated with the promissory note in June 2001, and the Company recognized $1,195,123 as a gain on forgiveness of the debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares.

  Redeemable preferred stock:

Series A Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of the assets of Ark Foundation LLC, the Company created and issued a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $5.00 per share. The Series A Stock ranks senior to the common stock. The Series A Stock has a cumulative preferred quarterly dividend of 5% per annum on the stated value of the par value, payable in cash, contingent upon Company declaration. The Series A Stock is redeemable and convertible at determinable prices on determinable dates. The Series A Stock is convertible into shares of the Companys common stock on a one-for-one basis. A maximum of 50,000 shares may be converted during any six-month period. If upon conversion, the market value of the common stock of the Company is less than $5.00 per share, the Company is obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

The following conversions took place:

January 1, 2000 -	50,000 shares
July 17, 2000 -	50,000 shares

Because the market price was less than $5 per share on the conversion date, the Company recognized a shortfall of $118,000 in 2000, for this conversion between the market value of the common stock and $5. The Company is in disagreement with the holder as to the actual date of conversion which would effect the amount of the shortfall. The $118,000 reflects the higher amount.

Notes to Consolidated Financial Statements

6. Redeemable preferred, continued:

January 2, 2001 -	50,000 shares

Because the market price was less than $5 per share on the conversion date, the Company recognized a shortfall of $232,810 for this conversion between the market value of the common stock and $5.

  Capital stock:

(a) Authorized capital:

50,000,000, $0.001 par value voting common shares;

5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

  Issued and outstanding:

	June 30, 2001	December 31, 20000
50,000 preferred shares, Series A Stock (December 2000 - 100,000), (note 6)	$ 250,000	$ 500,000
5,088,477 common shares (December 2000 3,234,906)	5,088	3,235

The outstanding common shares, as of December 2000, are net of the 375,000 shares discussed in note 5.

(c) Share transactions:

    January 2001

50,000 Series "A" Stock preferred shares converted to 50,000 common shares, increasing capital stock by $50.

    February 2001

In satisfaction of the full payment of the long-term debt of its US subsidiary, Ark Creations, Inc., (which ceased operations in 2000), 375,000 common shares were issued, increasing capital stock by $375.

    March 2001

As a result of a private sale of common stock by the Company, 1,428,571 common shares and 1,428,571 warrants were issued, increasing capital stock by $1,428.

Notes to Consolidated Financial Statements

  Capital stock, continued:

(d) Summary of common stock outstanding:

A summary of the number of common stock outstanding and share transactions since January 1, 2001 is as follows:

January 1, 2001	3,234,906
Preferred share conversion	50,000
Private sale Share issuance	1,428,571 375,000
June 30, 2001	5,088,477

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

Details of the options and warrants, all of which are exercisable at June 30, 2001, are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2001	545,370	153,500	55,000	753,870	$ 3.07
Granted	2,000	-	1,428,571	1,430,571	0.53
Cancelled	(8,500)	-	-	(8,500)	(1.08)
June 30, 2001	538,870	153,500	1,483,571	2,175,941	$ 1.41

Notes to Consolidated Financial Statements

  Unusual items:

a) In June 2001, the Company, as a result of a favorable court judgment reversed $337,985 of an accrual of $550,000 set up in December 31, 2000, refer to note 13 (c).

b) In June 2001, the company was successful in obtaining judgment against Limited Treasures, Inc., and has reduced the provision against the receivable by $185,410. At December 31, 2000, the Company had recorded a provision against the receivable of $434,370.

  Loss per share:

Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended June 30, 2001:

Basic EPS:

Before extraordinary item $ (741,343) 5,088,477 $ (0.15)

Gain on debt extinguishment 695,538 5,088,477 0.14

Earnings available to

Common stockholders (45,805) 5,088,477 (0.01)

Diluted EPS

Earnings available to

common stockholders

and assumed conversions (45,805) 5,088,477 (0.01)
	Income (numerator)	Shares (denominator)	Per Share Amount
Period ended June 30, 2001: Basic EPS: Before extraordinary item Gain on debt extinguishment	$ (1,326,460) 695,538	$ 4,011,096 4,011,096	$ (0.33) 0.17
Earnings available to
common stockholders	(630,922)	4,011,096	(0.16)
Diluted EPS
Earnings available to
common stockholders
	(630,922)	4,011,096	(0.16)

Notes to Consolidated Financial Statements

Options to purchase 2,000 shares (December 2000 3,000) and the warrants to purchase shares of the Companys common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive. The Series A Preferred stock was also not included as the effect is anti-dilutive.

  Changes in operating working capital items:

	For the six months ended June 30,
	2001	2000

Decrease in accounts receivable	$ 464,025	$ 5,097,538
Decrease (increase) in income taxes recoverable	348,347	(1,308,251)
Decrease (increase) in due from affiliated company	17,211	(8,008)
Decrease in inventory	382,051	2,659,579
Increase in prepaid expenses	(103,125)	(255,169)
Decrease in trade accounts payable	(56,585)	(1,033,446)
Decrease in other accounts payable and accrued liabilities	(629,141)	(371,306)
(Decrease) increase in royalties payable	(3,875)	15,569
Decrease (increase) in income taxes payable	175,055	(390,549)
	$ 593,963	$ 4,405,957

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2001	$ 190,000
2002	375,000
2003	361,000
2004	243,000
2005	13,000
$ 1,182,000

  Rent expense for the period ended June 30, 2001 and 2000 amounted to approximately $91,774 and $413,413 respectively.

  Contingencies:

  Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

Notes to Consolidated Financial Statements

  On or about April 7, 2000, an action against the Company and certain of its current directors and a former director was filed in the United States District Court for the Southern District of New York by Robert VanDyke, purportedly representing himself and a class of similarly situated purchasers of the Companys common stock. The class-action complaint seeks damages and rescission and alleges that the Companys August 4, 1999 press release announcing an exclusive license to manufacture and distribute products in Canada based upon the "Pokemon" video game and television series was misleading because the license had not yet been executed and, when ultimately executed three weeks later, was non-exclusive. The complaint further alleges that this affected the market price of the Companys stock during the three-week period. On November 7, 2000 the action was dismissed against two of the Companys directors.

On June 5, 2001, the Company and the plaintiffs signed a stipulation of settlement which settled the suit for $1,975,000. The settlement has received preliminary approval from the court, subject to notice to the members of the class. A hearing has been scheduled for September 2001, to finalize the settlement.

The settlement will result in minimal cost to the Company as a result of coverage under the Companys directors and officers (D & O) liability insurance policy.

  The Company has been named in a lawsuit for breach of contract in a licensing dispute, for recovery totaling in excess of $600,000. A defense is being filed against the plaintiff, and management had reserved, at December 31, 2000, $550,000 in the event the results are unfavorable. During the second quarter of 2001, the Company adjusted the reserve to $100,000 as a result of a favorable court judgement.

  The Companys Canadian subsidiary has fully collaterized outstanding letters of credit amounting to $300,000 as at June 30, 2001.

  Financial instruments:

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

  At June 30, 2001, the Company had no contracts to purchase US dollars.

  Fair values:

Fair value estimates are made as of a specific point in time, using available information about the financial instruments. These estimates are subjective in nature and often cannot be determined with precision.

The fair value of the Company's accounts receivable, due from affiliated companies, trade and other payables approximate their carrying value due to the immediate or short-term maturity of these financial instruments.

Notes to Consolidated Financial Statements

(c) Credit risk and economic dependence:

For the period ended June 30, 2001, approximately 75% (December 2000 - 69%) of the Companys sales were made to five unrelated companies. Three customers represented approximately 63% (December 2000 53%) of total sales, one of which represented 42% (December 2000 17%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Segment information:

  Operating and geographic information:

  The Company operates primarily in one segment which includes the distribution of toys and related items. Virtually all sales are to Canadian customers.

  Other information:

Sales of the Companys toy products to five customers accounted for 75% of the Companys gross sales for the period ended June 30, 2001, two of which represent over 53% or approximately $1,900,000. For the year 2000, five customers accounted for approximately 69% of gross sales, two of which represented over 69% or $8,470,000.

Sales of toys purchased from the Companys two largest manufacturers and suppliers of toys in aggregate accounted for 55% of gross sales for the period ended June 30, 2001. The Companys two largest suppliers accounted for 49% of sales for fiscal 2000.

  Subsequent event:

On August 3, 2001, 50,000 Series A preferred shares were eligible for conversion into 50,000 common shares. The estimated shortfall is $230,500, for this conversion between the market value of the common stock and $5.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

All amounts are in US$ unless otherwise noted.

Forward-looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Companys fiscal 2000 Form 10-K and in other reports filed with the Securities and Exchange Commission.

Overview

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, volume rebate allowances, and returns of merchandise. Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges. Royalties to suppliers not contingent upon the subsequent sales of the suppliers products are included in the price paid for such products.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Three Months For the Six Months

Ended June 30 Ended June 30,
	2001	2000	2001	2000
	%	%	%	%
Net sales	100.00	100.00	100.00	100.00
Cost of goods sold	79.98	115.13	73.60	97.29
Gross profit	20.02	(15.13)	26.40	2.71
Operating expenses:
Selling, general and administrative	76.08	66.37	64.34	53.46
Foreign exchange loss (gain)	1.13	(1.93)	1.24	(0.41)
Interest on long term debt	-	2.31	-	1.94
Interest	(0.88)	(1.61)	(1.21)	(0.61)
Bad debt expense	1.05	1.49	0.92	1.06
Depreciation and amortization Unusual item	1.57 (28.52)	6.99 12.26	1.50 (12.92)	5.21 4.68
Total operating expenses	50.43	85.80	53.87	65.33
Loss before extraordinary item and
income taxes Gain on debt extinguishment	(30.41) 37.90	(100.93) -	(27.47) 17.17	(62.62) -
Earnings (loss) before income taxes	7.49	(100.93)	(10.30)	(62.62)

Net loss	(2.50)	(68.77)	(15.57)	(40.81)

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000:

Net Loss:

Net loss was $45,805 for the second quarter of 2001 compared to a net loss of $1,481,098 for the same quarter of 2000. The decrease in loss of $1,435,293 was primarily due to the increase in gross profit, a reduction in expenses, a reversal of accrual and the recognition of a gain on extinguishment of debt.

Net Sales:

Net sales decreased by $318,684 or by 15% over net sales of the second quarter of 2000. For 2000, net sales were comprised mainly of low and negative margin sales. In 2001, net sales decreased, however gross profit increased, as a result of the Companys emphasis on profitable sales and tighter inventory control.

Gross Profit:

Gross profit for the Company increased by $693,158 and as a percentage of sales gross profit increased from (15.13)% to 20.02%. Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $33,366 compared to those of the second quarter of 2000 was mainly due to decreases in advertising and salary expenses and aggregate decreases in other expenses, as a result of the cost cutting measures implemented. The Company continues to conduct reviews of all aspects of its operations to reduce costs and improve profitability.

Depreciation and Amortization:

As a result of the complete write-off of deferred financing and intangibles in 2000, depreciation and amortization expense decreased significantly in the second quarter of 2001.

Unusual items:

a) In June 2001, the Company, as a result of a favorable court judgment reversed $337,985 of an accrual of $550,000 set up in December 31, 2000, refer to note 13 (c).

b) In June 2001, the company was successful in obtaining judgment against Limited Treasures, Inc., and has reduced the provision against the receivable by $185,410. At December 31, 2000, the Company had recorded a provision against the receivable of $434,370.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

Net Loss:

Net loss was $630,922 for the first six months of 2001 compared to net loss of $2,304,192 for the same period last year. The decrease of $1,673,270 in net loss was mainly due to the increase sales margins during the period., reductions in expenses and the recognition of gain on extinguishment of debt. However selling, general and administrative expenses did not reduce in proportion to the sales decrease even though total outlays did decrease.

Net Sales:

Net sales decreased by $1,593,735 or by 28% over net sales during the first half of 2000. For 2000, net sales were comprised mainly of low and negative margin sales. In 2001, net sales decreased, however gross profit increased, as a result of the Companys emphasis on profitable sales and tighter inventory control.

Gross Profit:

Gross profit for the Company increased by $916,828, as a percentage of sales, gross profit increased from 2.71% to 26.40%. Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

The increased gross profit in 2001 results from the Companys continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control. In addition commissions on FOB sales increased as compared to the same quarter of 2000. In 2000, the lower gross profit percentage was associated with the recording of significant inventory write-downs. Retailers continue to be cautious in placing fall orders but retail offtake is encouraging.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $411,251 compared to those of the first six months of 2000 was due to a decrease in cooperative advertising as well as a decline in other expenses including compensation due to lower staffing levels. However, these costs, as a percentage of sales, were significantly higher this period compared to the same period of 2000 due to the much lower sales base.

Unusual Items:

a) In June 2001, the Company, as a result of a favorable court judgment reversed $337,985 of an accrual of $550,000 set up in December 31, 2000, refer to note 13 (c).

b) In June 2001, the company was successful in obtaining judgment against Limited Treasures, Inc., and has reduced the provision against the receivable by $185,410. At December 31, 2000, the Company had recorded a provision against the receivable of $434,370.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings with its bank, by cash flow from operations, and sales of equity securities. The inflow of funds, in 1999, due to options and warrants being exercised resulted in virtually all short-term bank debt being eliminated by December 31, 1999 and a cash position maintained through June 30, 2001, as a result of a private sale of common stock.

In 1999, the Company received $8,441,675 as a result of the issuance of 1,557,272 shares upon the exercise of options and warrants. These share transactions allowed the Company to eliminate virtually all of its bank debt by December 31, 1999, and remain debt free in 2000 and up to June 2001 with the exception of letters of credit.

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

In March 2001, the Company received $500,000 from a private sale of its common stock.

During June 2001, the Company secured a line of credit of $660,000 and could draw down working capital advances determined by percentages of its accounts receivable. The receivable advances were secured by all of the assets of the Company.

In June 2001, the Company received $600,000 as a result of the factoring of the Canadian subsidiary receivables. The Canadian subsidiary receivables are pledged as security.

Accounts receivable at June 30, 2001 were $1,448,050 compared to $1,933,370 at December 31, 2000. The current quarter sales were mainly to mass retailers. Inventory at June 30, 2001 decreased to $1,586,044 from $1,991,918 at December 31, 2000. Managements focus on maintaining manageable and current inventory levels led to a lower inventory value as at June 30, 2001.

Working capital decreased from $2,804,596 at December 31, 2000 to $1,938,793 at June 30, 2001. Net cash used for operating activities was 486,468 in 2001 compared to net cash provided by operating activities of $2,395,267 in 2000. Cash for additions to equipment and leasehold improvements was $22,964 in 2001 compared to $76,372 for 2000.

Significant potential cash requirements for 2001 are:

  The market shortfall of the preferred share conversions of July 2000 and January 2001, representing a total of $350,810.

  The reserve against a breach of contract represents a maximum cash requirement of $550,000 at December 31, 2001. In June 2001, the reserve was adjusted to $100,000 as a result of a favourable court judgment.

  The class action lawsuit may require a minimal cash outlay due to the fact that any settlement will be covered by the Companys directors and officers (D & O) liability insurance.

  Grand Canadas tax liability represents a cash outlay of approximately $177,000. The repayment terms will be negotiated with the government and could extend beyond December 2001.

The above items will be or have been offset by partial collections of the $478,629 owing from Limited Treasures Inc. receivable, $500,000 received from a completed private sale of its common stock in March 2001, and Canadian income taxes recoverable of $269,000.

The Companys accounts receivable level is subject to significant seasonal variations due to the seasonality of sales. As a result, the Companys working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories, guarantees and advance payments increase as a result of growth of the Companys business, the Companys could require additional working capital to fund its operations. Sources of such funding include cash flow from operations, drawings on the financing facilities, or sales of additional equity or debt securities by the Company.

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

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Companys primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

FOREIGN CURRENCY RISK While the Companys product purchases are transacted in United States dollars; most transactions among the suppliers and subcontractors are effected in HK dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Companys cost of goods. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the Peoples Republic of China, and thereby have a negative impact on the Company. As well since the majority of the Companys sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers. Therefore, fluctuations in the conversion rate may have an impact on the Company. The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.

Part II: Other Information

Item 1. Legal proceedings

On June 5, 2001, the Company and the plaintiffs signed a stipulation of settlement, with respect to the class action lawsuit commenced on or about April 7, 2000, which settled the suit for $1,975,000. The settlement has received preliminary approval from the court, subject to notice to the members of the class. A hearing has been scheduled for September 2001, to finalize the settlement.

During the quarter ended June 30, 2001, there were no other material developments to any legal proceedings which have been previously reported by the Company.

Other than discussed above or in Note 13 to the Companys Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Companys subsidiary, Ark Creations, Inc., had long term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000 in connection with the acquisition by Ark Creations of the assets of Ark Foundation, LLC. Pursuant to the terms of the promissory note, interest was payable quarterly, at a rate of 9.76% per annum until the first principal installment of $500,000 was paid, and 5.76% per annum thereafter to maturity. A principal installment of $500,000 was payable upon the achievement of certain sales targets, with a second installment of $500,000 due six months thereafter, and a final installment of $500,000 due nine months after the first installment. The note was secured by a pledge by the Company of 375,000 shares of the Companys common stock.

Ark Creations, Inc., ceased operations on March 30, 2000 after it was determined that Ark Creations was not financially viable. As a result of the cessation of Ark Creations business, it ceased making the interest payments required under the note. As a result of the default by Ark Creations, the holder of the note caused the 375,000 pledged shares to be registered in its name. However, the holder did not take any other action to enforce its rights, and as a result, the promissory note remained outstanding.

As a result of the closing of Ark Creations and the registration of the pledged shares, the Company eliminated the liability associated with the promissory note in June 2001, and the Company recognized $1,195,123 as a gain on forgiveness of the debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001 GRAND TOYS INTERNATIONAL, INC.

By: /s/ R. Ian Bradley

R. Ian Bradley

President and CEO

By: /s/ Tania M. Clarke

Tania M. Clarke

Executive Vice President and CFO

(Principal Financial and Accounting Officer)

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001 GRAND TOYS INTERNATIONAL, INC.

By: R. Ian Bradley

President and CEO

By:

Tania M. Clarke

Executive Vice President and CFO

(Principal Financial and Accounting Officer)