Form 10-Q
period 2001-09-30
GRAND TOYS INTERNATIONAL INC
filed 2001-11-14
CIK 814463

4: PART I 6:

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

(514) 685-2180

(Registrant's telephone number, including Area Code)

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

Yes X No _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of November 12, 2001: 1,284,619.

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q Filed with the Securities and Exchange Commission Period ended September 30, 2001
ITEMS IN FORM 10 - Q
Page
Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3
Consolidated Statements of Operations For the Three Month and Nine Month Periods Ended September 30, 2001 and 2000	5
Consolidated Statements of Stockholders' Equity and Comprehensive Income	6
Consolidated Statements of Cash Flows For the Nine Month Period Ended September 30, 2001 and 2000	7
Notes to Consolidated Financial Statements	8-18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19-23
Item 3. Quantitative and Qualitative Disclosures About Market Risks	24

Part II - Other Information

Item 1. Legal proceedings	24
Item 2. Changes in Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24-25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26-27

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	September 30, 2001	December 31, 2000
	(Unaudited)
Assets

Current assets:
Cash	$ -	$ 211,515
Accounts receivable (net of allowance for doubtful accounts; 2001 - $16,016; 2000 - $24,008) (note 2)	2,181,426	1,933,370
Income taxes recoverable	142,231	464,455
Due from affiliated companies	22,110	40,551
Inventory	1,987,823	1,991,918
Prepaid expenses	904,036	762,234
Total current assets	5,237,626	5,404,043

Deferred income taxes	-	684,996
Equipment and leasehold improvements, net (note 3)	378,638	457,016

Total assets	$ 5,616,264	$ 6,546,055

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 4)	$ 342,818	$ -
Trade accounts payable	2,192,575	1,610,029
Other accounts payable and accrued liabilities	728,267	965,990
Income taxes payable	238,285	-
Royalties payable	12,473	23,428
Total current liabilities	3,514,418	2,599,447

Long term debt (note 5)	-	1,500,000
Minority interest	100	100
Redeemable preferred stock (notes 6 and 7(c))	-	500,000

Stockholders' equity:
Capital stock (note 7)	1,284	3,235
Additional paid-in capital	20,539,905	19,696,577
Deficit	(17,455,569)	(16,882,416)
Accumulated other comprehensive income - cumulative currency translation adjustment	(983,874)	(870,888)
	2,101,746	1,946,508
Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders' equity	$ 5,616,264	$ 6,546,055

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)

For the three months ended For the nine months ended

September 30, September 30,
	2001	2000	2001	2000

Net sales	$ 2,089,612	$ 4,592,192	$ 6,141,471	$ 10,237,786

Cost of goods sold	1,267,254	3,753,536	4,249,558	9,246,401
Gross profit	822,358	838,656	1,891,912	991,385

Operating expenses:
Selling, general and administrative	1,033,586	1,451,670	3,640,426	4,469,761
Foreign exchange loss (gain)	18,649	(70,671)	68,727	(93,922)
Interest on long term debt	-	-	-	109,800
Interest income	(20,919)	(26,423)	(70,086)	(61,075)
Bad debt expense (recovery)	(663)	21,325	36,465	81,436
Depreciation and amortization	30,848	152,101	91,466	445,996
Unusual items (note 9)	(214,089)	2,914,783	(737,485)	3,178,783
	847,412	4,442,785	3,029,512	8,130,779

Loss before extraordinary item and income taxes	(25,054)	(3,604,129)	(1,137,600)	(7,139,394)
Income tax recovery (expense)	82,823	25,151	(131,091)	1,256,225

Income (loss) before extraordinary item	57,769	(3,578,978)	(1,268,691)	(5,883,169)
Gain on forgiveness of long term debt, net of deferred income taxes of $499,585 (note 5)	-	-	695,538	-

Net income (loss)	$ 57,769	$ (3,578,978)	$ (573,153)	$ (5,883,169)

Income (loss) per share (notes 1(h) and 10)
Basic, before extraordinary item	$ 0.04	$ (4.44)	$ (1.11)	$ (7.36)
Gain on forgiveness of debt		-	0.61	-
Basic	0.04	(4.44)	(0.50)	(7.36)
Diluted	0.04	(4.44)	(0.50)	(7.36)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income	Total

January 1, 2001	$ 3,235	$ 19,696,577	$ (16,882,416)	$ (870,888)	$ 1,946,508
Reverse stock split (note 1(h))	(3,854)	3,854	-	-	-
Net loss for the period	-	-	(573,153)	-	(573,153)
Foreign currency adjustment	-	-	-	(112,986)	(112,986)
Total comprehensive income					(686,139)
Shortfall on share conversion (note 6)	-	(463,310)	-	-	(463,310)
Share conversion (note 7(c))	100	499,900	-	-	500,000
Private Placement (note (7(c))	1,428	498,572	-	-	500,000
Share issuance (note 7 (c))	375	304,312	-	-	304,687
September 30, 2001	$ 1,284	$ 20,539,905	$ (17,455,569)	$ (983,874)	$ 2,101,746

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$ (573,153)	$ (5,883,169)
Items not affecting cash:
Depreciation and amortization	91,466	445,996
Deferred financing write-off	-	452,683
Deferred income taxes Extinguishment of long-term debt Intangible write-off	684,996 (1,195,123) -	- - 2,346,126
Changes in operating working capital items, (note 11)	(27,465)	4,287,317
Net cash (used for) provided by operating activities	(1,019,279)	1,648,953

Cash flows from financing activities:
Increase (decrease) in bank indebtedness	342,818	(445,118)
Proceeds from private sale	500,000	-
Decrease in long term debt	-	(444,444)
Increase in deferred financing charges	-	(42,532)
Other	(3,705)	15,349
Net cash used for financing activities	839,113	(916,745)

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(31,349)	(118,984)
Net cash used for investing activities	(31,349)	(118,984)

(Decrease) increase in cash and cash equivalents	(211,515)	613,224
Cash and cash equivalents, beginning of period	211,515	-
Cash and cash equivalents, end of period	$ -	$ 613,224

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$ -	$ 146,400
Income taxes	18,582	496,694

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Grand Toys International, Inc. (the "Company"), a Nasdaq SmallCap listed company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly owned Canadian and United States operating subsidiaries, is the development and distribution of toys and related items.

  Significant accounting policies:

(a) Basis of Presentation:

The accompanying financial statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets and liquidation of its liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company incurred a significant operating loss in fiscal 2000 primarily as a result of the loss of one of its major product lines and the reduced market demand for certain other products. In the nine months ended September 30, 2001, the Company has again incurred operating losses and its ability to continue as a going concern will depend on its return to profitable operations.

In June 2001, the Company secured a line of credit up to $660,000, and can draw down advances against its accounts receivable determined by percentages.

In October 2001, the Company increased its credit facility up to $1,583,782 by permitting drawdown advances against its inventory determined by percentages and an equipment loan.

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

(d) Product development:

Product development costs, for proprietary product lines, are capitalized and amortized over 19 months

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

  Earnings (loss) per share:

  (i) On September 4, 2001, the Company completed a one-for-four reverse stock split. For purposes of earnings (loss) per share calculations and all share amounts, the comparative numbers of shares have been restated to reflect the split.

  (ii) Basic earnings (loss) per share is determined by dividing the weighted-average number of common shares outstanding during the period into net earnings (loss).

  (iii) Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that existed at September 30, 2001.

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

  Accounts receivable:

	September 30, 2001	December 31, 2000
Trade receivables Due from Limited Treasures, Inc. (note 9 (b))	$ 1,435,213 762,229	$ 1,523,008 434,370
Allowance for Doubtful Accounts	(16,016)	(24,008)
Total Accounts Receivable	$ 2,181,426	$ 1,933,370

  Equipment and leasehold improvements:

	September 30, 2001		December 31, 2000
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,216,742	$ 970,324	$ 1,259,425	$ 952,836
Machinery and equipment	449,597	408,107	464,258	422,610
Furniture and fixtures	486,666	435,339	509,616	448,742
Trucks and automobiles	77,419	76,586	81,494	80,365
Telephone equipment	42,819	37,368	44,770	37,851
Leasehold improvements	316,599	283,480	369,451	329,594
	$ 2,589,842	$ 2,211,204	$ 2,729,014	$ 2,271,998
Net book value	$ 378,638		$ 457,016

  Bank indebtedness:

In June 2001, the Company secured a line of credit up to $660,000, and can draw down advances against its accounts receivable determined by percentages.

In October 2001, the Company increased its line of credit up to $1,583,782 by permitting draw down advances against its inventory and equipment loan. Advances are secured by all of the assets of the Company.

Notes to Consolidated Financial Statements

4. Bank indebtedness, continued:

The receivable loan has a discount fee of 2% and the inventory loan bears interest at Canadian prime plus 7.5%.

  Long term debt:

The Company's subsidiary, Ark Creations, Inc., had long term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000 in connection with the acquisition by Ark Creations of the assets of Ark Foundation, LLC. Pursuant to the terms of the promissory note, interest was payable quarterly, at a rate of 9.76% per annum until the first principal installment of $500,000 was paid, and 5.76% per annum thereafter to maturity. A principal installment of $500,000 was payable upon the achievement of certain sales targets, with a second installment of $500,000 due six months thereafter, and a final installment of $500,000 due nine months after the first installment. The note was secured by a pledge by the Company of 93,750 shares of the Company's common stock.

Ark Creations, Inc., ceased operations on March 30, 2000 after it was determined that Ark Creations was not financially viable. As a result of the cessation of Ark Creation's business, it ceased making the interest payments required under the note. As a result of the default by Ark Creations, the holder of the note caused the 93,750 pledged shares to be registered in its name.

As a result of the closing of Ark Creations and the registration and issuance of the pledged shares, the Company eliminated the liability associated with the promissory note in June 2001, and the Company recognized $1,195,123 as a gain on forgiveness of the debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares.

On August 23, 2001, the holder of the note notified the Company that it intended to sell the shares in a foreclosure on or after September 7, 2001.

  Redeemable preferred stock:

Series A Cumulative Convertible Redeemable Preferred Stock

In connection with the acquisition of the assets of Ark Foundation LLC, the Company created and issued a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $5.00 per share. The Series A Stock ranked senior to the common stock. The Series A Stock had a cumulative preferred quarterly dividend of 5% per annum on the stated value of the par value, payable in cash, contingent upon Company declaration. The Series A Stock was redeemable and convertible at determinable prices on determinable dates. The Series A Stock was convertible into shares of the Company's common stock on a one-for-one basis. If upon conversion, the market value of the common stock of the Company is less than $5.00 per share, the Company was obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

Notes to Consolidated Financial Statements

6. Redeemable preferred stock, continued:

All of the shares have been converted into common stock. The conversions of the shares were as follows:

January 1, 2000 -	12,500 shares
July 17, 2000 -	12,500 shares

Because the market price was less than $5 per share on the conversion date, the Company recognized a shortfall of $118,000 in 2000, for this conversion between the market value of the common stock and $5. The Company is in disagreement with the holder as to the actual date of conversion which would effect the amount of the shortfall. The $118,000 reflects the higher amount.

January 2, 2001 -	12,500 shares

Because the market price was less than $5 per share on the conversion date, the Company recognized a shortfall of $232,810 for this conversion between the market value of the common stock and $5.

    August 2, 2001 - 12,500 shares

Because the market price was less than $5 per share on the conversion date, the Company recognized a shortfall of $230,500 between the market value of the common stock and $5.

  Capital stock:

(a) Authorized capital:

12,500,000 (note 1 (h)) (December 2000 - 12,500,000,) $0.001 par value voting common shares;

5,000,000 (December 2000 - 5,000,000,) $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.

  Issued and outstanding:

	September 30, 2001	December 31, 2000
Nil preferred shares, Series 'A' Stock (December 2000 - 100,000), (note 6)	$ -	$ 500,000
1,284,619 common shares (December 2000 - 808,726) (note 1 (h))	1,284	3,235

The outstanding common shares, as of December 2000, are net of the 93,750 shares discussed in note 5.

Notes to Consolidated Financial Statements

7. Capital stock, continued:

(c) Share transactions:

    January 2001

50,000 Series "A" Stock preferred shares converted to 12,500 common shares, increasing capital stock by $50.

    February 2001

In satisfaction of the full payment of the long-term debt of its US subsidiary, Ark Creations, Inc., (which ceased operations in 2000), 93,750 common shares were issued, increasing capital stock by $375.

    March 2001

As a result of a private sale of common stock by the Company, 357,143 common shares and 357,143 warrants were issued, increasing capital stock by $1,428.

    August 2001

50,000 Series "A" stock preferred shares converted to 12,500 common shares, increasing capital stock by $50.

    September 2001

One-for-four reverse stock split reducing the number of outstanding shares to 1,284,619.

(d) Summary of common stock outstanding:

A summary of the number of common stock outstanding and share transactions since January 1, 2001 is as follows:

January 1, 2001	3,234,906
Preferred share conversion	100,000
Private sale Share issuance	1,428,571 375,000
Reverse Stock Split (note 1 (h))	(3,853,858)
September 30, 2001	1,284,619

Notes to Consolidated Financial Statements

  Stock options and warrants:

The Company has a stock option plan (the "Option Plan"), as amended and restated which provides for the issuance of up to 150,000 (note 1(h)) (December 2000 - 150,000)options to acquire common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Options have also been granted outside the Option Plan to two directors, key executives, outside consultants and a supplier. As well, warrants issued to a director in this capacity as an investment banker and a distributor were issued. Some of these options and warrants have either expired or were forfeited.

Details of the options and warrants, all of which are exercisable at September 30, 2001, are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2001	545,370	153,500	55,000	753,870	$ 3.07
Reverse Stock Split (note 1 (h))	(409,027)	(115,125)	(41,250)	(565,402)	9.21

Granted	1,500	-	357,143	358,643	2.11
Cancelled	(2,250)	-	-	(2,250)	(4.15)
September 30, 2001	135,593	38,375	370,893	544,861	$ 5.63

  Unusual items:

a) As a result of receiving a favorable court judgment, the Company reversed the accrual of $550,000 set up in December 31, 2000. Refer to note 13 (c).

b) The Company was successful in obtaining judgment against Limited Treasures, Inc., in June 2001, and has reduced the provision against the receivable by $288,102. At December 31, 2000, the Company had recorded a provision against the receivable of $434,370.

Notes to Consolidated Financial Statements

  Loss per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
Quarter ended September 30, 2001:

Basic EPS:

Before extraordinary item	$ 57,769	1,284,619	0.04

Gain on debt extinguishment	-	-	-

Earnings available to
Common stockholders	57,769	1,284,619	0.04

Diluted EPS
Earnings available to
common stockholders
and assumed conversions	57,769	1,284,619	0.04

	Income (numerator)	Shares (denominator)	Per Share Amount
Period ended September 30, 2001: Basic EPS: Before extraordinary item Gain on debt extinguishment	(1,268,691) 695,538	$ 1,144,329 1,144,329	$ (1.11) 0.61
Loss available to
common stockholders	(573,153)	1,144,329	(0.50)
Diluted EPS
Loss available to
common stockholders	(573,153)	1,144,329	(0.50)

Options to purchase 1,250 shares (December 2000 - 750) and the warrants to purchase shares of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

Notes to Consolidated Financial Statements

  Changes in operating working capital items:

	For the nine months ended September 30,
	2001	2000

(Increase) decrease in accounts receivable	$ (314,625)	$ 4,065,131
Decrease (increase) in income taxes recoverable	307,014	(1,262,580)
Decrease (increase) in due from affiliated company	16,853	(5,036)
(Increase) decrease in inventory	(83,942)	2,836,188
(Increase) decrease in prepaid expenses	(163,963)	205,994
Increase (decrease) in trade accounts payable	657,642	(665,486)
Decrease in other accounts payable and accrued liabilities	(681,029)	(518,751)
(Decrease) increase in royalties payable	(10,103)	36,039
Decrease (increase) in income taxes payable	244,688	(404,182)
	$ (27,465)	$ 4,287,317

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2001	$ 94,000
2002	374,000
2003	360,000
2004	242,000
2005	13,000
$ 1,083,000

  Rent expense for the period ended September 30, 2001 and 2000 amounted to approximately $171,023 and $460,610 respectively.

  Contingencies:

  Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

  On or about April 7, 2000, an action against the Company and certain of its current directors and a former director was filed in the United States District Court for the Southern District of New York by Robert Van Dyke, purportedly representing himself and a class of similarly situated purchasers of the Company's common stock. The class-action complaint sought damages and rescission and alleged that the Company's August 4, 1999 press release announcing an exclusive license to manufacture and distribute products in Canada based upon the "Pokemon" video game and television series was misleading because the license had not yet been executed and, when ultimately executed three weeks later, was non-exclusive.

Notes to Consolidated Financial Statements

13. Contingencies, continued:

The complaint further alleged that this affected the market price of the Company's stock during the three-week period. On November 7, 2000 the action was dismissed against two of the Company's directors.

On June 5, 2001, the Company and the plaintiffs signed a stipulation of settlement, which settled the suit for $1,975,000. On September 24, 2001, the settlement was finalized.

The settlement resulted in minimal cost to the Company as a result of coverage under the Company's directors and officers (D & O) liability insurance policy.

  The Company was named in a lawsuit for breach of contract in a licensing dispute, for recovery totaling in excess of $600,000. A defense was filed against the plaintiff, and management had reserved, at December 31, 2000, $550,000 in the event the results were unfavorable. In March 2001, the Company received a favorable court judgment, and reversed the accrual, in full, by the third quarter of 2001.

  The Company's Canadian subsidiary has fully collateralized outstanding letters of credit amounting to $500,000 as at September 30, 2001.

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

  At September 30, 2001, the Company had no contracts to purchase US dollars.

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

(c) Credit risk and economic dependence:

For the period ended September 30, 2001, approximately 70% (December 2000 - 69%) of the Company's sales were made to five unrelated companies. Three customers represented approximately 57% (December 2000 - 53%) of total sales, one of which represented 35% (December 2000 - 17%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

Notes to Consolidated Financial Statements

  Segment information:

  Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items. 95% of total sales are to Canadian customers.

    Other information:

Sales of the Company's toy products to five customers accounted for 70% of the Company's gross sales for the period ended September 30, 2001, two of which represent over 47% or approximately $2,886,000. For the year 2000, five customers accounted for approximately 69% of gross sales, two of which represented over 69% or $8,470,000.

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 55% of gross sales for the period ended September 30, 2001. The Company's two largest suppliers accounted for 49% of sales for fiscal 2000.

  Subsequent event:

On October 2, 2001, the Company increased its credit facility to $1,583,782 by adding working capital advances against percentages of inventory and an equipment loan.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:
	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2001	2000	2001	2000
	%	%	%	%
Net sales	100.00	100.00	100.00	100.00
Cost of goods sold	60.65	81.74	69.19	90.32
Gross profit	39.35	18.26	30.81	9.68
Operating expenses:
Selling, general and administrative	49.46	31.61	59.28	43.66
Foreign exchange loss (gain)	0.89	(1.54)	1.12	(0.92)
Interest on long term debt	-	-	-	1.07
Interest income	(1.00)	(0.58)	(1.14)	(0.60)
Bad debt expense	(0.03)	0.47	0.59	0.80
Depreciation and amortization Unusual items	1.48 (10.25)	3.31 63.47	1.49 (12.01)	4.35 31.05
Total operating expenses	40.55	96.74	49.33	79.41
Loss before extraordinary item and
income taxes Gain on forgiveness of debt	(1.20) -	(78.48) -	(18.53) 11.32	(69.73) -
Loss before income taxes	(1.20)	(78.48)	(7.21)	(69.73)

Net income (loss)	2.76	(77.94)	(9.33)	(57.46)

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000:

Net Profit:

Net profit was $57,769 for the third quarter of 2001 compared to a net loss of $3,578,978 for the same quarter of 2000. The decrease in loss of $3,636,747 was primarily due to the increase in gross profit, a reduction in expenses, reversals of accruals.

Net Sales:

Net sales decreased by $2,502,580 or by 54.50% over net sales during the third quarter of 2000. For 2000, net sales were comprised mainly of low and negative margin sales. The current economic environment and retailers' just in time inventory practices contributed to the decrease in sales in the third quarter of 2001. In 2001, net sales decreased, however gross profit margin increased, as a result of the Company's emphasis on profitable sales and tighter inventory control.

Gross Profit:

Gross profit for the Company decreased by $16,298 but as a percentage of sales the gross profit increased from 18.26% to 39.35% as a result of the Company's emphasis on profitable sales.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $418,084 compared to those of the third quarter of 2000 was mainly due to decreases in advertising and salary expenses and aggregate decreases in other expenses, as a result of the cost cutting measures implemented. However, these costs, as a percentage of sales, were significantly higher this period compared to the same period of 2000 due to the lower sales base. The Company continues to conduct reviews of all aspects of its operations to reduce costs and improve profitability.

Depreciation and Amortization:

As a result of the complete write-off of deferred financing and intangibles in 2000, depreciation and amortization expense decreased significantly in the third quarter of 2001.

Unusual items:

a) In September 2001, the Company, as a result of a favorable court judgment received in March 2001, reversed the balance of the accrual of $550,000 set up in December 31, 2000. The Company recorded income of $111,397. See Note 13 (c) of the consolidated financial statements.

b) The Company was successful in obtaining judgment against Limited Treasures, Inc. in June 2001 and has reduced the provision against the receivable by $102,692. At December 31, 2000, the Company had recorded a provision against the receivable of $434,370.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000:

Net Loss:

Net loss was $573,153 for the period ended September 30, 2001, compared to net loss of $5,883,169 for the same period last year. The decrease of $5,310,016 in net loss was mainly due to the increased sales margins during the period, reductions in expenses, recognition of reversals of accruals and the gain on extinguishment of debt.

Net Sales:

Net sales decreased by $4,096,315 or by 40.01% over net sales during the period ended September 2000. For 2000, net sales were comprised mainly of low and negative margin sales. The current economic environment and retailers' just in time inventory practices contributed to the decrease in sales in the third quarter of 2001. In 2001, net sales decreased, however gross profit increased, as a result of the Company's emphasis on profitable sales and tighter inventory control.

Gross Profit:

Gross profit for the Company increased by $900,528, as a percentage of sales, gross profit increased from 9.68% to 30.81%. Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

The increased gross profit in 2001 results from the Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control. In addition commissions on FOB sales increased as compared to the same quarter of 2000. In 2000, the lower gross profit percentage was associated with the recording of significant inventory write-downs. Retailers continue to be cautious in placing fall orders but retail offtake is encouraging.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $829,335 compared to those of the period ended September 30, 2000, was due to a decrease in cooperative advertising as well as a decline in other expenses including compensation due to lower staffing levels. However, these costs, as a percentage of sales, were significantly higher this period compared to the same period of 2000 due to the lower sales base. The Company continues to conduct reviews of all aspects of its operations to reduce costs and improve profitability.

Unusual Items:

a) The Company, as a result of receiving a favorable court judgment in March 2001 reversed the accrual of $550,000 set up in December 31, 2000. The Company recorded income of $449,383. See Note 13 (c) of the consolidated financial statements.

b) The Company was successful in obtaining judgment against Limited Treasures, Inc. in June 2001, and has reduced the provision against the receivable by $288,102. At December 31, 2000, the Company had recorded a provision against the receivable of $434,370.

Gain on forgiveness of debt:

As a result of the closing of Ark Creations and the registration and issuance of the pledged shares, the Company eliminated the liability associated with the promissory note in June 2001, and the Company recognized $1,195,123 as a gain on forgiveness of the debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares. See Note 5 of the consolidated financial statement.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings with its bank, by cash flow from operations, and sales of equity securities. The inflow of funds, in 1999, due to options and warrants being exercised resulted in virtually all short-term bank debt being eliminated by December 31, 1999 and a cash position maintained through June 30, 2001, as a result of a private sale of common stock and the receipt of income taxes recoverable.

In March 2001, the Company received gross proceeds of $500,000 from a private sale of its common stock.

In June 2001, the Company secured a line of credit up to $660,000 with drawdowns based upon specified percentages of its accounts receivable. The line of credit was secured by the accounts receivable of the Company.

In October 2001, the Company increased its credit facility up to $1,583,782 with drawdowns based upon specified percentages of accounts receivable and inventory and the value of its equipment. The line of credit is now secured by all the assets of the Company.

Accounts receivable at September 30, 2001 were $2,181,426 compared to $1,993,370 at December 31, 2000. The current quarter sales were mainly to mass retailers. Inventory at September 30, 2001 decreased to $1,987,823 from $1,991,918 at December 31, 2000. Management's focus on maintaining manageable and current inventory levels led to a lower inventory value as at September 30, 2001.

Working capital decreased from $2,804,596 at December 31, 2000 to $1,723,208 at September 30, 2001. Net cash used for operating activities was $1,019,279 in 2001 compared to net cash provided by operating activities of $2,395,267 in 2000. Cash for additions to equipment and leasehold improvements was $31,349 in 2001 compared to $76,372 for 2000.

Significant potential cash requirements for 2001 are:

  Under the terms of the Company's Series A Stock, if the shares are converted into Common Stock at a time when the price of the Company's Common Stock is less than $5.00 per share, the Company is obligated to pay this shortfall in cash. The market shortfalls of the preferred share conversions of July 2000, January 2001 and August 2001 representing a maximum total of $581,310. Partial collections of the $762,000 owing from Limited Treasures Inc. receivable will offset this disbursement. See Note 6 of the consolidated financial statements accompanying this report.

  Grand Canada's has a tax liability totaling $235,000. Income taxes recoverable of $142,000 will directly offset this disbursement.

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

New Accounting Pronouncements

The Company has determined that any new pronouncements will have an impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which arise from transactions entered into the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

FOREIGN CURRENCY RISK While the Company's product purchases are transacted in United States dollars; most transactions among the suppliers and subcontractors are effected in HK dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People's Republic of China, and thereby have a negative impact on the Company. As well since the majority of the Company's sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers. Therefore, fluctuations in the conversion rate may have an impact on the Company. The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.

Part II: Other Information

Item 1. Legal proceedings

On June 5, 2001, the Company and the plaintiffs signed a stipulation of settlement, with respect to the class action lawsuit commenced on or about April 7, 2000, which settled the suit for $1,975,000. The settlement received preliminary approval from the court, subject to notice to the members of the class. On September 24, 2001, the courts accepted and approved the settlement as per the items described above.

During the quarter ended September 30, 2001, there were no other material developments to any legal proceedings which have been previously reported by the Company.

Other than discussed above or in Note 13 to the Company's Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2. Changes in Securities and Use of Proceeds

On August 2, 2001, the Company issued 12,500 shares of Common Stock upon the conversion of 50,000 shares of Series A Stock. The Company did not realize any proceeds as a result of the issuance of these shares. The shares were issued under an exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

The Company's subsidiary, Ark Creations, Inc., had long term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000 in connection with the acquisition by Ark Creations of the assets of Ark Foundation, LLC. Pursuant to the terms of the promissory note, interest was payable quarterly, at a rate of 9.76% per annum until the first principal installment of $500,000 was paid, and 5.76% per annum thereafter to maturity. A principal installment of $500,000 was payable upon the achievement of certain sales targets, with a second installment of $500,000 due six months thereafter, and a final installment of $500,000 due nine months after the first installment. The note was secured by a pledge by the Company of 93,750 shares of the Company's common stock.

Item 3. Defaults Upon Senior Securities, continued:

Ark Creations, Inc., ceased operations on March 30, 2000 after it was determined that Ark Creations was not financially viable. As a result of the cessation of Ark Creation's business, it ceased making the interest payments required under the note. As a result of the default by Ark Creations, the holder of the note caused the 93,750 pledged shares to be registered in its name. However, the holder did not take any other action to enforce its rights, and as a result, the promissory note remained outstanding.

As a result of the closing of Ark Creations and the registration of the pledged shares, the Company eliminated the liability associated with the promissory note in June 2001, and the Company recognized $1,195,123 as a gain on forgiveness of the debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares.

On August 23, 2001, the holder of the note notified the Company that it intended to sell the shares in a foreclosure sale on or after September 7, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 14, 2001 GRAND TOYS INTERNATIONAL, INC.

By: /s/ R. Ian Bradley

R. Ian Bradley

President and CEO

By: /s/ Tania M. Clarke

Tania M. Clarke

Executive Vice President and CFO

(Principal Financial and Accounting Officer)

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 14, 2001 GRAND TOYS INTERNATIONAL, INC.

By: R. Ian Bradley

President and CEO

By:

Tania M. Clarke

Executive Vice President and CFO

(Principal Financial and Accounting Officer)