Form 10-K
period 2001-12-31
GRAND TOYS INTERNATIONAL INC
filed 2002-04-01
CIK 814463

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended: December 31, 2001 ___________________

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from to

Commission file number 0-22372

GRAND TOYS INTERNATIONAL, INC. ______

(Exact name of registrant as specified in its charter)

Nevada 98-0163743 ______

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

1710 Route Transcanadienne., Dorval, Quebec, Canada, H9P 1H7

(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code (514) 685-2180

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act: Common Stock $.001 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's revenues for the year ended December 31, 2001 were $8,887,567. As of February 28, 2002, the Registrant had 1,285,200 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,593,648 (as of February 28, 2002).

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 - K
Filed with the Securities and Exchange Commission
Year ended December 31, 2001

ITEMS IN FORM 10 - K PAGE

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

On September 4, 2001, the Company undertook a one-for-four reverse split of its common stock. All disclosures concerning shares of common stock have been adjusted to give effect to the reverse split.

Item 1.

Description of Business:

Introduction

The Company is a Nevada corporation which, by itself and through its subsidiaries, Grand Toys Ltd. and Grand Concepts Inc. (collectively "Grand Canada") has been engaged in the toy business for over 42 years and currently develops and distributes a wide variety of toys and fashion accessories throughout Canada and, to a lesser extent, the United States. Grand Canada's business consists of four areas of operation: (i) importing and distributing throughout Canada, on an exclusive and non-exclusive basis, of a wide variety of well-known toy and leisure products and fashion accessories including, party goods, stationery and accessories; (ii) selling toy products and fashion accessories featuring popular characters licensed to the Company; (iii) earning commissions on the sale of products, represented by Grand Canada and shipped directly from the overseas vendor to Canadian customers; and (iv) selling proprietary products, such as puzzles, mobiles, and gift-related items.

On January 29, 2002, the Company consolidated all of its Canadian operations into Grand Toys Ltd., and Grand Concepts ceased to exist as an independent entity.

The Company's United States subsidiary, Sababa Toys Inc., which was organized in 2000, distributes proprietary products and develops product concepts to be sold to third parties or developed and distributed by the Company.

Unless the context otherwise requires, references herein to "Grand Toys" or the "Company" include Grand Toys International, Inc. and its operating subsidiaries, Grand Toys Ltd., Grand Concepts Inc., and Sababa Toys Inc. The Company's revenues are primarily derived from the operations of Grand Canada. The Company's other United States subsidiary, Ark Creations, Inc., which developed a proprietary line of puzzles, ceased operations during the fiscal year ended December 31, 2000.

Products

Grand Canada imports into Canada for distribution select toys and fashion accessories from vendors who typically design, develop and sell their products in other countries.

In determining which items to import, Grand Canada examines such factors as consumer acceptance of the particular products in other countries, and Canadian consumer tastes for such products based on similar products distributed previously in Canada.In addition, prior to ordering a product, Grand Canada attempts to predict the potential demand for such product by exhibiting it to Grand Canada's existing customers.

The following table sets forth certain vendors whose products Grand Canada distributes in Canada, the type of products they manufacture, and the price range at which Grand Canada sells such products to retailers.

Vendor (Head Office)	Products Distributed by the Company	Product Price Range ($)
Barter (H.K.)	Proprietary Arts & Crafts & licensed products	0.61 - 77.51
Intex Corporation (Taiwan)	Inflatable water toys (licensed & non-licensed)	0.27 - 451.14
Kid Galaxy (U.S.)	Bendos figurines	1.78 - 6.46
P & M Products (U.S.)	Arts & Crafts	1.08 - 15.48
Processed Plastic (U.S.)	Plastic toys, ride-on vehicles, and etc.	0.37 - 31.85
Pyramid (U.S.)	Stationery	0.74 - 1.52
Spectra Star Toys (U.S.)	Kites	0.59 - 12.66
Toy Biz (U.S.)	Male action figures	3.36 - 95.73
Unice S.A. (Spain)	Balls	1.11 - 1.86
Wah Lung (H.K.)	Proprietary dolls, key chains and games	1.50 - 9.00

Our business and operating results depend largely upon the appeal of our toy products. A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on our business, financial condition and results of operations. Our continued success will depend on our ability to redesign, restyle and extend our existing toy products and fashion accessories and to develop, introduce and gain customer acceptance of new toy product. However consumer preferences with respect to toy products and fashion accessories are continuously changing and are difficult to predict.

Design and Development

As is common in the toy and fashion accessory industries, Grand Canada receives numerous concepts from unaffiliated third parties for new products. Grand Canada does not employ its own inventors of new concepts but if it accepts and develops an inventor's concept for a new product, it will pay royalties to the inventor on sales from that product.

The Company, through it's US subsidiary, Sababa Toys Inc., develops new concepts to be developed internally or by the other subsidiaries within the corporate group, to be sold to third parties.

Grand Toys International, Inc. develops proprietary products and uses internal staff to develop the design and development of these products, to be sold to third parties.

All safety testing of the Company's products is done by the manufacturers at the manufacturers' factories and is designed to meet safety regulations imposed by the Canadian and United States governmental authorities. The Company also monitors quality assurance procedures of the vendors for the Company's products for safety purposes at its warehouse facilities.

Sources of Product

Approximately 77% of the Company's gross sales in 2001 were from products supplied by the following five vendors: Toy Biz, P&M Products, Intex Corporation, Barter and Wah Lung. These products accounted for 45%, 15%, 7%, 5% and 5% respectively of 2001 gross sales. Other than the products from the above-mentioned vendors, no products from any other vendor or from the Company's proprietary products accounted for more than 5% of the Company's gross sales in 2001.

Products (stationery and electronics) from Pyramid and Toymax that accounted for 27% of sales in 2001 are no longer a part of the Company's product line, as a result of the Company's decision to focus on more profitable lines. The Company is sourcing new products and looking at potential acquisitions, although no specific acquisition candidates have been specified. If one or more of the remaining suppliers identified above were to terminate their relationship with the Company, such termination may have a material adverse effect on the Company.

The Company's products are manufactured for the Company by unaffiliated third parties principally located in China, Hong Kong, Mexico, Spain, the United States and the United Kingdom. The manufacturers are chosen by the vendor on the basis of price, payment terms, product quality, reliability and the ability of a manufacturer to meet delivery requirements. For licensed products, the licensors may have the right to approve the selected manufacturers. The use of third-party manufacturers enables the Company to avoid incurring fixed manufacturing costs, but also reduces its ability to control the timing and quality of the manufacturing process.

The Company does not supervise the day-to-day manufacturing of its products. However, prior to the commencement of manufacturing, the Company, the vendor and the manufacturer work together to design a prototype of the specific product and its packaging. The manufacturer is contractually obligated to manufacture the products in accordance with those prototype specifications. For licensed products, some licensors may be required to approve the prototype prior to production.

All manufacturing services performed overseas are generally paid for by either letter of credit or wire transfer. Payment for such manufacturing is made only upon the proper fulfillment of terms established by the Company, such as adherence to product quality, design, packaging and shipping standards, as well as proper documentation relating thereto. Most product purchases are paid for in U.S. dollars.

Grand Canada is not a party to any long-term supply or requirements agreements with any specific manufacturer. All of the Company's manufacturers may subcontract the manufacture of components of their products to third parties who are not affiliated with the Company.

Materials

The principal raw materials used in the production and sale of the Company products are plastic, printed fabrics and paper products. These are all currently available at reasonable prices from a variety of sources. Because the Company does not manufacture any of its products on site, it does not own any specialized tools or other production equipment.

Location

Grand Canada leases a building in suburban Montreal, Quebec, Canada, where the Company's executive and administrative offices are located as well as its distribution center. The Company also has a sales office and showroom in Mississauga, Ontario, Canada. Sababa Toys Inc. occupies office premises in New York.

Licensing and Distribution Agreements

Character Licenses

The Company's product line includes products featuring well-known character properties created by others. In order to obtain the right to manufacture and sell products featuring such character properties, Grand Canada enters into license agreements with the owners of such properties. Under the terms of the character property license agreements, Grand Canada pays royalties to licensors that generally range from 10% to 21% of net sales of the products carrying these character properties. To the extent that competition increases among companies to obtain character property licenses, Grand Canada may encounter increased difficulty in obtaining certain character licenses and may be required to pay greater minimum guaranteed royalty amounts.

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

The following table sets forth some of the Company's character licenses, the licensor for these character properties, the territory of sale, and the types of products that the Company markets featuring these character properties.

Character Property	Licensor (Territory)	Product Featuring Property
Batman	Warner Bros. (CAN)	Kites, Balls
Bear In The Big Blue House	Venture (CAN)	Balls
Catdog	Studio Licensing (CAN)	Kites
Donald Duck, Daisy, Goofy,	Disney (CAN)	Pools, Kites, Bop Bags, Pool Accessories,
Pluto,		Plastics
Dollhouse	Gotham Licensing (U.S. & CAN)	Dolls
Eye Sceam	Excel Development (U.S. & CAN)	I-Screme cosmetics
Harry Potter	Warner Bros. (CAN)	Kites, Balls, Stationery
Hello Kitty, Pochacco	Sanrio Co. Ltd. (US & CAN)	Foam Puzzles, Foam Floor Tiles
Jordache	Jordache Enterprises (U.S.)	Dolls
Mickey Mouse, Minnie Mouse	Disney (CAN)	Pools, Kites, Bop Bags, Pool Accessories,
Plastics
Nintendo	G-Squared (CAN)	Balls
Pooch Patrol	Isovoy Inc. (U.S. & CAN)	Plush Toys
Power Puff Girls	Warner Bros. (CAN)	Stationery, Balls
Power Rangers	Venture (CAN)	Balls, Kites
Rugrats	Studio Licensing (CAN)	Kites, Balls
Sesame Street	E.M.G. (CAN)	Balls, Kites
Simpsons	Fox Licensing (U.S.)	Uno Cards
Sonic The Hedge Hog	Venture (CAN)	Balls
Spider-man	Marvel, (CAN)	Ball, Stationery
Sponge Bob	Mattel Inc. (U.S.)	Uno Cards, Majic 8 Balls
Signature Eggs	Signature Eggs Company (Worldwide)	Original Trophy Eggs
Winnie The Pooh	Disney (CAN)	Plastics, Kites, Bop Bags
Nick & Nora	American Genius (U.S. & CAN)	Dolls
NSYNC	Winterland (U.S. & CAN)	Foam Puzzles
Power Rangers	Saban Merchandising (U.S.)	Puzzmobiles
Power Rangers	Venture (U.S. & CAN)	Foam Puzzles
Sonic the Hedgehog	Venture (U.S. & CAN)	Foam Puzzles
Spiderman	Marvel (U.S. & CAN)	Foam Puzzles, Foam Floor Tiles
Tonka	Hasbro (U.S. & CAN)	Foam Activity Kits
X-Men	Marvel (U.S. & CAN)	Foam Puzzles, Foam Floor Tiles

No one particular character property license resulted in sales in excess of 4% of Grand Canada's sales revenues for the year ended December 31, 2001, and the loss of any one such license would not have a material adverse effect on Grand Canada's operations.

One of these contracts has a keyman clause tied to one of Grand's employees.

License and Distribution Arrangements with Toy Vendors

Grand Canada has entered into distribution agreements with two of its approximately eighteen vendors. Grand Canada selects products from a master product list provided to it by the vendor. The purchase price, depending on the arrangement with the supplier, may consist of a fixed payment per item, specified minimum quantities to be purchased and other conditions, and occasionally a royalty fee.

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

Grand Canada's distribution agreement with its largest vendor, Toy Biz Inc, accounting for 45% of the Company's 2001 sales volume, terminated on December 31, 2001. At this time, Grand Canada continues to sell Toy Biz products in accordance with its historical practice. The Company is discussing renewal terms and is currently purchasing and selling their product line with orders placed well into the fall of 2002.

As a result of changing consumer preferences, many toy products are successfully marketed for only one or two years. There can be no assurances that any of our current products or product lines will continue to be popular for any significant period of time; any new products or product lines introduced by us will achieve an adequate degree of market acceptance; or any new product's life cycle will be sufficient to permit us to recover development, manufacturing, marketing or other costs of the product. In the event a new product does not receive sufficient market acceptance, we may be required to sell inventory of such products at a substantial discount. Accordingly, our success is dependent in large part on our ability to secure the rights to distribute new products and to secure new character and well-known brand name licenses for existing or new product lines, which cannot be assured. Therefore, we cannot assume that any new products will be successful or meet with the same success as existing products.

Marketing, Sales and Distribution

Grand Canada markets its products throughout Canada via its own sales representatives as well as independent sales agents. Purchasers of the products include retail chain stores, department stores, toy specialty stores and wholesalers.

Grand Canada's four largest customers are: Walmart, Toys R Us, Costco and Zellers, which for the year ended December 31, 2001, accounted for approximately 35%, 11%, 10% and 7%, respectively, of the gross sales for this period. No other customer accounted for more than 7% of gross sales in 2001.

Other than purchase orders from its customers, Grand Canada does not have written agreements with its customers, but rather sells products to customers on open account, with payment terms typically varying from 30 to 90 days. If one or more of the four customers identified above terminated its relationship with Grand Canada, a material adverse effect on the Company may occur.

In addition, pressure by large customers seeking a reduction in prices, financial incentives, a change in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations.

Grand Canada employs a sales and marketing staff of eight people, including two of its senior managers and six sales persons who make on-site visits to customers for the purpose of soliciting orders for products. It markets products at major and regional toy trade shows in Canada. In addition, Grand Canada maintains showrooms in its suburban Montreal and Mississauga facilities.

Grand Canada directly, or through its salespersons, takes written orders for its products from its customers and arranges for the manufacture of its products. Cancellations are generally made in writing and appropriate steps are taken to notify its manufacturers of such cancellations.

Sababa Toys Inc. had modest sales in 2001, to several retail outlets in the United States.

Returns are generally not accepted, although consistent with industry practices, exceptions to this policy are made on a case-by-case negotiated basis.

Seasonality

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season. Further, this seasonality is increasing as large retailers become more efficient in their control of inventory levels through quick response management techniques. Sales of our toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season.

These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occur during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier. The limited inventory carried by retailers may also reduce or delay retail sales. Additionally, the logistics of supplying more and more product within shorter time periods will increase the risk that we fail to achieve tight and compressed shipping schedules.

This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. Our failure to accurately predict and respond to consumer demand could result in our underproducing popular items and overproducing less popular items.

Product Liability

The Company maintains product liability coverage for the Company's operations in the aggregate amount of Canadian $15,000,000. The Company has not been the subject of any product liability litigation.

Competition

Many other companies involved in the toy distribution industry in Canada and the United States have greater financial resources, larger sales forces, greater name recognition, larger facilities for product development and products that may be more competitively priced than our products. As a result, some of our competitors may be able to obtain a greater volume of and more lucrative distribution contracts than we can. The Company competes with, among others Mattel Inc., Hasbro Inc. and Irwin Toys Ltd. (Canada).

Government Regulation

The Company is subject to the provisions of various laws, certain of which have been enacted by the Federal Government of Canada and others which have been enacted by the Government of the Province of Quebec and other Canadian provinces, and the various states in the U.S.

Federal

The laws of the Government of Canada to which the Company is subject include the Hazardous Products Act which empowers the Government to protect children from hazardous toys and other articles. Under that legislation the Government has the authority to exclude from the market those articles, which are found to be hazardous. Grand Canada is also subject to the Consumer Packaging and Labeling Act enacted by the Government of Canada, whose legislation prohibits the importation of prepackaged items into Canada, as well as the sale, importation, or advertising in Canada of items which have misleading information on their label.

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

The Company maintains a quality control program to ensure compliance with all applicable laws.

Employees

As of December 31, 2001, the Company employed 42 full-time persons, including three executive officers. The Company believes that its relations with its employees are satisfactory.

Item 2.

Description Of Property:

The Company's principal executive offices are located in an approximately 105,000 square foot facility located at 1710 Route Trans-Canada, Dorval, Quebec, Canada, a suburb of Montreal. The Company uses the facility for offices, showroom, warehousing and distribution.

The lease for the premises expires on September 1, 2004 but Grand Canada has the right to extend the lease for an additional five-year period. The current monthly rent is $21,000 and during the extension period shall be increased each year by a percentage that is equal to 75% of the percentage increase in the consumer price index for the greater Montreal, Canada area.

Grand Canada also leases, pursuant to a lease expiring on January 1, 2005, approximately 9,000 square feet of showroom and office space at 6427 Northam Drive, Mississauga, Ontario, Canada, a suburb of Toronto, at a current rental rate of approximately $2,700 per month.

Sababa Toys Inc. leases 1,610 square feet of office space at 119 W. 23rd Street, Suite 505, New York, N.Y., pursuant to a lease expiring November 1, 2003, at a current rental rate of $4,900 per month.

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

During the third quarter of 2001, the Company settled the class action lawsuit at a minimal cost to the Company. The parties' settlement in the action of Robert R. Van Dyke v. Grand Toys International, Inc., Stephen Altro, David Mars, Ron Goldenberg, Elliot L. Bier and James B. Rybakoff, 00 Civ. 2710, was approved by the United States District Court for the Southern District of New York on September 24, 2001.

During the quarter ended December 31, 2001, there were no material developments to any legal proceedings, which have been previously reported by the Company. See Note 16 of the Company's Consolidated Financial Statements for the year ended December 31, 2001, which is an exhibit to this report for a complete description of material legal proceedings to which the Company is presently a party.

Other than discussed above or in Note 16 to the Company's Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 4.

Submission of Matters to a Vote of Security Holders:

On March 14, 2002, The Company held its 2001 annual meeting of stockholders. At the meeting, the following actions took place:

  The stockholders re-elected Stephen Altro, David Mars, Elliot Bier and James Rybakoff as directors of the Company. The number of votes for and against each of them was as follows:

Director Name	For	Against	Withheld	Abstain

Elliot Bier	741,194	52	n/a	2,710
James Rybakoff	741,194	52	n/a	2,710
Stephen Altro	741,194	102	n/a	2,710
David Mars	741,144	852	n/a	2,710

  The Stockholders ratified the approval of KPMG LLP to serve as the Company auditors for the fiscal year ending December 31, 2001. 740,570 shares were voted for the appointment, 2,326 shares were voted against the appointment, no shares were withheld and 1,060 shares abstained.

PART II

Item 5.

Market For Common Equity and Related Stockholder Matters:

The Company's Common Stock is traded on the NASDAQ Small Cap Stock Market (NASDAQ) under the symbol "GRIN".

The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from January 1, 2000 through December 31, 2001 as reported by Nasdaq.

The figures represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. In addition, the figures reflect the impact of the one-for-four reverse split of September 4, 2001.

Common Stock	Representative Bid Prices
2000	High ($)	Low ($)
First Quarter	27 1/2	10 -
Second Quarter	14 5/8	5/8
Third Quarter	21 1/2	5 -
Fourth Quarter	8 1/4	1/2
2001
First Quarter	2 3/4	1 -
Second Quarter	3 5/32	1 3/4
Third Quarter	2 1/5	1 3/32
Fourth Quarter	4 5/16	3/4

On March 20, 2002, the last reported sales price for the Common Stock on the Nasdaq SmallCap Market was $2.50 per share.

On January 12, 2001, the Company was advised by Nasdaq that it had failed to meet the requirements for continued listing on the SmallCap market because the stock traded below $1.00 for a 30-day period.

On April 9, 2001, the Company received a Nasdaq Staff Determination indicating that the Company had failed to comply with each of the net tangible asset, market capitalization and net income requirements for continued listing. The Company further received a Nasdaq Staff Determination on April 16, 2001 indicating that the Company had failed to comply with the $1.00 minimum bid price requirement for continued listing and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market.

The Company requested a hearing before the Nasdaq panel to appeal the delisting determination. This hearing was held on June 6, 2001. As a result of this hearing, on August 2, 2001, the Company was advised by Nasdaq that it would continue to be listed via an exception from the net tangible assets, market capitalization, net income, market value of public float and minimum bid price requirements.

The Company was given a temporary exception from these standards subject to Grand Toys International, Inc. meeting the following conditions by November 15, 2001:

    Grand's closing bid price had to be at least $1.00 per share on or before September 4, 2001 and for a minimum of ten consecutive trading days thereafter.

    The market value of the public float had to be at least $1,000,000 on or before September 4, 2001 and for a minimum of ten consecutive trading days thereafter.

    On or before August 15, 2001, Grand had to demonstrate that it had net tangible assets of at least $2,000,000 or total shareholders' equity of at least $2,500,000. Grand had to also continue to demonstrate compliance with this requirement on November 15, 2001.

On September 4, 2001, The Company undertook a one-for-four reverse split of the Company's Common Stock in order to regain compliance.with the minimum bid price required Grand had complied with the net tangible asset requirements on August 15, 2001 and November 15, 2001, however on November 27, 2001, Nasdaq advised that it would be extending this exception to April 1, 2002 to include the fourth quarter of 2001.

On January 30, 2002, a "C" was added to the Company's trading symbol as a result of the Company's failure to solicit proxies and hold its 2000 Annual Meeting of Shareholders. The exception was removed after March 15, 2002. Grand held it's Annual Meeting on March 14, 2002.

There can be no assurance that we will be able to meet the requirements for continued listing or that we could successfully appeal a delisting determination. If our shares were delisted, we might be able to have our shares listed for quotation on the OTC Bulletin Board. However, the failure to have our shares quoted on the SmallCap market would likely have an adverse impact on the price and liquidity of our shares and our ability to obtain financing in the future.

At February 28, 2002 there were approximately 192 record holders of the Company's Common Stock, however those shares being held at various clearing houses, including Cede & Company have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Company's Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

During the past two years the Company has not paid and has no current plans to pay dividends on its Common Stock or Preferred Stock. The Company intends to retain earnings, if any, for use in its business. Any dividends for Common Stock that may be declared in the future will be determined by the Board of Directors based upon the Company's financial condition, results of operation, market conditions and other factors that the Board deems relevant.

The following securities were issued by the Company between January 1, 2000 to December 31, 2001, and were not registered under the Securities Act of 1933, as amended (the "Act").

On each of January 1, 2000, July 17, 2000, January 2, 2001 and August 2, 2001 the Company issued 50,000 shares of Common Stock upon the conversion of 200,000 shares of Series A Stock into Common Stock. Refer to Note 8 of the 2001 consolidated financial statements.

On February 1, 2001, in satisfaction of the full payment of the long-term debt of its US subsidiary, Ark Creations Inc. (which ceased operations in 2000), 93,750 common shares were issued.

On March 31, 2001, the Company sold Common Stock, 357,143 common shares and 357,143 warrants were issued, resulting in gross proceeds of $500,000.

On or about December 20, 2001, the Company issued Series B convertible redeemable preferred stock for gross proceeds of $915,000 of which $800,000 was received by December 31, 2001 and the remainder in January 2002.

The Company has:

	Authorized	Outstanding

Series A Preferred Stock	Nil	Nil
Series B Preferred Stock	915,000	915,000
Common Stock	12,500,000	1,285,119

The sale and issuance of securities in the transactions described set forth above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering.

Item 6.

Selected Financial Data:

The following selected financial data of the Company has been derived from our annual consolidated financial statements at December 31, 2001 and 2000, which appear elsewhere herein.

For the Twelve Months Ended December 31:
	2001	2000	1999	1998	1997

Net sales	$ 8,887,567	$ 12,017,885	$ 37,260,250	$ 33,177,529	$ 37,299,525
Gross profit	2,822,523	360,170	10,778,909	11,091,548	14,699,141
Unusual items	(838,102)	3,625,055	814,669	_	_
Net (loss) earnings	(1,371,492)	(10,156,713)	(709,466)	(318,302)	1,575,169
(Loss) earnings per share:
Basic and diluted before
extraordinary item	(1.75)	(12.70)	(1.38)	(0.80)	4.00
Extraordinary item	0.59	_	_	_	_
Basic	(1.16)	(12.70)	(1.38)	(0.80)	4.00
Diluted	(1.16)	(12.70)	(1.38)	(0.80)	3.60
Weighted average number of
common equivalent shares	1,183,992	801,946	533,145	394,409	394,409

Working capital	1,111,171	2,804,596	10,788,948	3,374,528	3,452,266

Long term debt	_	1,500,000	1,944,444	_	_
Redeemable preferred stock	_	500,000	1,000,000	_	_
Cash dividends	_	_	25,000	_	_
Total assets	5,742,598	6,546,055	19,118,517	13,889,317	12,187,404

Management's Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this Annual Report.

Overview

In our audited financial statements for the years ended December 31, 2001 and 2000 we recognized that we had certain issues which raised substantial doubt about the Company's ability to continue as a going concern. The reasons cited were our recurring losses and the cancellation of our line of credit in 2000. This was noted in KPMG's audit report on those financial statements. In 2001, we implemented a plan to stem our losses and return to profitability and secured lines of credit. However, these lines of credit are not sufficient to meet all of our financial needs and we might not be able to successfully implement our new operational plan. If doubts about our ability to continue as a going concern persist, it may have an adverse impact on investors' willingness to invest in our stock which would negatively impact the price and liquidity of our shares.

We incurred net losses of $10,156,713 for the year ended December 31, 2000, $709,466 for the year ended December 31, 1999. We have not reported an annual profit since December 31, 1997. We have recently begun to implement a plan to return to profitability. Over the course of 2001 we have focused on products with higher profit margins and have reduced expenses. This has resulted in improved performance but we have not achieved profitability for the year ending December 31, 2001 and, in spite of these efforts, there can be no assurance that we will become profitable on an annual basis.

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, and volume rebate allowances. Sales are recorded when the merchandise is shipped.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Twelve

Months Ended December 31,

	2001	2000	1999
	%	%	%
Net sales	100.00	100.00	100.00
Cost of goods sold	68.24	97.00	71.07
Gross profit	31.76	3.00	28.93
Operating expenses:
Selling, general and administrative	62.26	54.07	27.14
Foreign exchange loss (gain)	.99	.22	(.48)
Interest on long-term debt	-	.91	.23
Interest revenue	(1.14)	(1.11)	-
Interest expense	.53	6.48	1.23
Bad debt expense	1.66	.78	.23
Depreciation and amortization	1.38	2.36	1.09
Unusual items	(9.43)	30.16	2.18
Total operating expenses	56.25	93.87	31.62
Gain on forgiveness of debt	7.83	-	-
Loss before income taxes	(16.67)	(90.87)	(2.69)
Net loss	(15.43)	(84.51)	(1.90)

On a quarterly basis management reviews its inventory of products and makes an assessment of its realizable value. The factors considered include current market prices, the demand for and the seasonality of its products. If circumstances change (i.e. unexpected shift in market demand, pricing, trends etc.) there could be a material impact on the net realizable value of inventory.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

Net Loss:

Net loss for 2001 was $1,371,492 or $1.16 loss per share as compared to a net loss of $10,156,713 or $12.70 loss per share in 2000.

Increased gross profit, a total dollar decrease in operating expenses and the recognition of the gain on the forgiveness of debt resulted in the significant decrease in the net loss for the year as compared to 2000. The net loss was increased by the write-off of deferred income taxes in 2001. The Company will have until 2007 to be able to apply unutilized tax losses against future taxable income.

Net Sales:

Net sales decreased by $3,130,318 or by 26.05% to $8,887,567 from $12,017,885 for 2000. During the year, net sales decreased, however gross profit increased, as a result of the Company's emphasis on profitable sales and tighter inventory control. The current economic environment and retailers' just in time inventory practices contributed to the decrease in sales in 2001.

Gross Profit:

Gross profit for the Company increased by $2,462,353. As a percentage of sales, gross profit increased from 3.00% to 31.76%. Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

The increased gross profit in 2001 resulted from the Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control. In addition commissions on FOB sales increased as compared to the same period of 2000. In 2000, the lower gross profit percentage was associated with the recording of significant inventory write-downs.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses of $964,349 to $5,533,328, in 2001, from $6,497,677 in 2000, was due to an overall decrease in the expenses in this category, as a result of Company efforts to reduce expenses. However, the following non-recurring expenses offset the overall reduction:

Expense category:

Legal fees $	$ 318,536
Financing charges	203,080
Severance & placement fees	137,777
Consulting	92,790
Other	86,379
Total Non-Recurring expenses	$ 838,562

Due to the fact that the Company faced several legal issues (refer to Note 15 of the 2000 consolidated financial statements) at the beginning of 2001, legal expense was higher than the Company experienced in prior years. In addition, as a result of the Company's recurring losses, the financing charges are higher since the Company has only been able to obtain financing from a high risk lender which charges high rates. In an effort to down-size the organization, the Company was required to make severance payments. During March 2001, the Company engaged consultants to assist in the reorganization of the Company.

Selling, general and administrative expenses as a percentage of sales, were higher in 2001, a 7.83% increase, as compared to 2000 as a result of the lower sales base. The Company continues to conduct reviews of all aspects of its operations to reduce costs and improve profitability.

Unusual Items:

a) The Company, as a result of receiving a favorable court judgment in March 2001, reversed the accrual of $550,000 set up in December 31, 2000. (see note 16 of the Consolidated Financial Statement)

b) The Company was successful in obtaining a settlement of litigation against Limited Treasures, Inc. in June 2001, and has reduced the provision against the receivable by $288,102. At December 31, 2000, the Company had recorded a provision against the receivable of $434,371. (See Note 3 of the consolidated financial statements).

Gain on forgiveness of debt:

As a result of the cessation of the business of the Company's subsidiary, Ark Creations and the foreclosure of shares of The Company's common stock which were pledged to secure Ark Creation's indebtedness to the sellers of the assets of Ark Creations, the Company eliminated the liability associated with the promissory note in June 2001. The Company recognized $1,195,123 as a gain on forgiveness of the debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares. See Note 7 of the consolidated financial statements.

Income Taxes

(a) Current recovery:

The Company reversed $149,538 in the third quarter of 2001 as a result of the determination that only one tax jurisdiction could recover taxes owing from the Company in a tax case which began in 1996. In the fourth quarter, the Company reversed the accrual of $159,807 as a result of the successful resolution, in the Company's favor, of this tax case.

The Company recorded an expense of $13,713 for U.S. tax liability.

(b) Deferred

The Company wrote off the following amounts during the year:

    June 2001 - $499,585, presented as an offset to the Gain on forgiveness of debt
    September 2001 - $ 185,411, written off due to recurring losses in the US companies.

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999:

Net Loss

Net loss for 2000 was $10,156,713 or $12.70 loss per share as compared to a net loss of $709,466 or $1.38 loss per share in 1999. The decrease was mainly due to the unusual charge of $3,625,055 consisting mainly of prepaid and intangible write-offs and the decrease in sales and the reduced margins on those sales during the year. In addition, while the Company did endeavor to reduce selling, general and administrative expenses for the year, those deductions did not match, as a percentage, the reduction of the sales volume.

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

The significant softening of the retail market for the types of products distributed by the Company resulted in significantly higher customer markdowns, which negatively impacted net sales. Further, a decrease in the Company's commission revenue contributed to the decrease.

Gross Profit

Due to the loss of two significant product lines, the lower margins relating to the 2000 sales volume, and the recording of $1,861,681 as an inventory reserve, of which $263,497 was recorded in the fourth quarter, due to the decline in market demand for such items as WWF, WCW, Star Wars and Pokemon products, the gross profit decreased significantly.

Selling, General and Administrative

Selling, general and administrative expenses in 2000 decreased to $6,497,677 from $10,111,421 in 1999. However, these costs, as a percentage of sales, were significantly higher compared to 1999 due to the much lower sales base. The Company, in anticipation of the sales volume decline, implemented a cost control program during the year. Decreases in salary expense, cooperative advertising rebates to customers, and administrative expense comprised the majority of the total decrease.

Unusual Items

These expenses are comprised of the following items:

  The Company settled a lawsuit by a lessor of certain real estate for $264,000.

  The Company recognized the permanent impairment in value of goodwill and patents from the acquisition of the assets by its Ark Creations subsidiary of $2,253,516, as a result of its decision to cease operations of its subsidiary.

  The company's credit line, which was scheduled to expire in 2001, was terminated in January 2001. As a result, the Company has taken a charge against earnings of the full amount of the deferred financing charges of $535,109, which is included in other interest expense.

  The Company has written off $557,539 as a result of its decision to abandon its proposed acquisition of Limited Treasures, Inc. and providing for an allowance on a loan receivable from Limited Treasures.

  The Company has reserved $550,000 to cover a lawsuit commenced by a supplier against Grand Canada for breach of contract.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings with its Montcap Financial Inc., by cash flow from operations, and sales of equity securities. The inflow of funds in 1999, due to options and warrants being exercised resulted in virtually all short-term bank debt being eliminated by December 31, 1999 and a cash position maintained through June 30, 2001, as a result of a private sale of common stock and the receipt of income taxes recoverable.

In March 2001, the Company received gross proceeds of $500,000 from a private sale of its Common Stock and warrants.

In June 2001, the Company secured a line of credit up to $627,825 with drawdowns based upon specified percentages of its accounts receivable. The line of credit was secured by the accounts receivable of the Company.

In October 2001, the Company increased its credit facility up to $1,569,563 with drawdowns based upon specified percentages of accounts receivable and inventory and the value of its equipment. All the assets of the Company secure the line of credit.

In December 2001, the Company issued Series B convertible redeemable preferred stock for a total of $915,000 of which $800,000 was received in December 2001, and the balance in January 2002.

During 2001, we secured a new line of credit to finance our inventory and accounts receivable and we also realized net proceeds from the sale of our common stock and warrants. This source of financing, however, will not be sufficient to fully implement our business plan. To the extent that we will be required to fund operating losses, our financial position will deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business.

Accounts receivable at December 31, 2001 were $1,386,333 compared to $1,498,999 at December 31, 2000. The sales were mainly to mass retailers. Inventory at December 31, 2001 decreased to $1,838,770 from $1,991,918 at December 31, 2000. Management's focus on maintaining manageable and current inventory levels led to a lower inventory value as at December 31, 2001.

Working capital decreased from $2,804,596 at December 31, 2000 to $1,111,171 at December 31, 2001. Net cash used for operating activities was $1,622,103 in 2001 compared to net cash provided by operating activities of $2,275,773 in 2000. Cash for additions to equipment and leasehold improvements was $47,433 in 2001 compared to $140,586 for 2000.

The Company's accounts receivable level is subject to significant seasonal variations due to the seasonality of sales. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories, guarantees and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations.

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

We believe that in order to achieve our long-term expansion objectives and to enhance our competitive position in the U.S. market, we will need additional financial resources over the next several years. The precise amount and timing of our future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for our products and the management of our working capital. We may not be able to obtain additional financing on acceptable terms or at all. If we are unable to obtain sufficient capital, we could be required to curtail our expansion.

Effects Of Inflation

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

New Accounting Pronouncements

The Company has determined that the new pronouncements that will come into effect in the year 2002 will not have an impact on the financial statements.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk:

The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

INTEREST RATE RISK The interest payable on the Company's revolving lines-of-credit are variable based on the prime rate, and therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments.

FOREIGN CURRENCY RISK While the Company's product purchases are transacted in U.S. dollars, most transactions among the suppliers and subcontractors are effected in HK dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People's Republic of China, and thereby have a negative impact on the Company. Since the majority of the Company's sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers. Therefore, fluctuations in the conversion rate may have an impact on the Company. The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.

Item 8.

Selected Quarterly Financial Data:

For the fiscal year 2001:
	March 31	June 30	September 30	December 31

Net sales	$ 2,216,816	$ 1,835,043	$ 2,089,612	$ 2,746,096
Gross profit	702,215	367,340	822,358	930,611
Unusual items	_	(523,395)	(214,089)	(100,617)
(Loss) income before
extraordinary item	(585,117)	(741,343)	57,769	(798,339)
Gain on forgiveness of debt	_	695,538	_	_
Net (loss) earnings	(585,117)	(45,805)	57,769	(798,339)
(Loss) earnings per share:
Basic before extraordinary item	(0.72)	(0.60)	0.04	(0.62)
Extraordinary item	_	0.56	_	_
Basic	(0.72)	(0.04)	0.04	(0.62)
Diluted	(0.72)	(0.04)	0.04	(0.62)

For the fiscal year 2000:
	March 31	June 30	September 30	December 31

Net sales	$ 3,491,867	$ 2,153,727	$ 4,592,192	$ 1,780,099
Gross profit	478,547	(325,818)	838,656	(631,215)
Unusual items	_	264,000	2,379,674	446,272
(Loss) income before
extraordinary item	(823,094)	(1,481,098)	(3,578,978)	(4,273,544)
Extraordinary item	_	_	_	_
Net (loss) earnings	(823,094)	(1,481,098)	(3,578,978)	(4,273,544)
(Loss) earnings per share:
Basic before extraordinary item	(1.04)	(1.88)	(17.76)	(5.32)
Extraordinary item	_	_	_	_
Basic	(1.04)	(1.88)	(17.76)	(5.32)
Diluted	(1.04)	(1.88)	(17.76)	(5.32)

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

Set forth below is the name, age, principal occupation during the past five years and other information concerning each nominee.
Name	Position with Company	Age	Director Since
Elliot Bier	Director, Chairman	52	July 1993
Stephen Altro	Director	64	July 1993
David Mars	Director	64	July 1993
James B. Rybakoff	Director	35	May 1996

Elliot L. Bier has been a practicing attorney in Montreal for the last 24 years. He has been a senior partner in Adessky Poulin, the Companys Canadian legal counsel for the last 10 years. Since November 16, 2000, Mr. Bier has served as Chairman of the Company. Since May 2001, Mr. Bier has served as the Chief Operating Officer of Polystar Inc., a Montreal-based plastics company.

Stephen Altro has held executive positions with Grand Canada, the Company's Canadian operating subsidiary, for over 41 years. From July 20, 1993 to June 30, 2000, Mr. Altro served as Chairman, President and Chief Executive Officer of the Company. Mr. Altro co-founded Grand Canada with David Mars in 1961.

David Mars has held executive positions with Grand Canada for over 41 years. From July 20, 1993 to June 30, 2000, Mr. Mars served as Vice-Chairman of the Company. Mr. Mars co-founded Grand Canada with Stephen Altro in 1961.

James B. Rybakoff is also the President of Akin Bay Company, L.L.C., a NASD member investment bank and brokerage firm, which Mr. Rybakoff co-founded in 1990.

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

Directors do not get paid any compensation for attendance at directors meetings or for attending or participating in any committee meetings, but are eligible to participate in our Stock Option Plan. Directors who are also officers are not paid any compensation for attendance at directors meetings or for attending or participating in any committee meetings. Non-employee directors are compensated for their services and attendance at meetings through the automatic quarterly grant of 125 options pursuant to our Stock Option Plan.

In 2001, Elliot Bier received $42,000 as compensation for performing his duties of Chairman, and 36,000 options granted in October 2001.

THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

Meetings of the Board of Directors

During the fiscal year ended December 31, 2001, the Board of Directors held three meetings and each of the Directors attended all of the meetings.

Audit Committee

The Audit Committee consists of two directors, Elliot L. Bier and James B. Rybakoff . The Audit Committee (i) recommends to the Board the conditions, compensation and term of appointment of independent chartered accountants for the audit of our financial statements, (ii) reviews our examination reports prepared by regulatory authorities, and (iii) provides the Board with such assistance as is necessary with respect to our corporate and reporting practices.

The Audit Committee may also from time to time confer with the auditors to exchange views relating to the scope and results of the audit. A copy of the Audit Committees Charter is attached as an Exhibit to the proxy statement for the 2001 Annual Meeting of Shareholders. During the fiscal year ended December 31, 2001, the Audit Committee did not hold any meetings, but took action by written consent two times. See "Audit Committee Report."

Compensation Committee

The Compensation Committee consists of two directors: Elliot L. Bier and James B. Rybakoff. The Compensation Committee reviews and approves the compensation for our senior management, officers and directors. It also administers the Companys Stock Option Plan. During the fiscal year ended December 31, 2001, the Compensation Committee did not hold any meetings, but took action by written consent two times.

The Board of Directors does not have a standing nominating committee or one performing similar functions.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2001, Elliot L. Bier and James B. Rybakoff served as the members of our Compensation Committee. None of the members of our Compensation Committee was, during the fiscal year ended December 31, 2001, one of our officers or employees, or one of our former officers.

The Board of Directors does not have a standing nominating committee or one performing similar functions.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Executive Officers

Our executive officers are:

R. Ian Bradley	President and Chief Executive Officer

Tania M. Clarke	Executive Vice President and Chief Financial Officer

Mr. Bradley, 56 years old, began with the Company on January 16, 2001. Mr. Bradley has extensive experience in the toy and retailing industries, having served in various executive positions with Mattel Canada Inc. from 1983 to 1997, where he was President from 1990 to 1997, and as Vice President Finance & Administration of Dylex Limited, a leading Canadian retailer, from 1999 to 2000. During 1998, Mr. Bradley was a consultant for Dylex Limited and Baldwin Paper. From August 2000 to January 2001, he was Chief Financial Officer of Forbes Meditech.

Tania M. Clarke, 34 years old, has been the Executive Vice-President and Chief Financial Officer of the Company since December 4, 2000, and has been employed by the Company in various other financial capacities since May 3, 1993. Prior thereto, Ms. Clarke was employed by KPMG LLP, as an external auditor for 3 years. Ms. Clarke is a Canadian Chartered Accountant and a U.S. Certified Public Accountant.

Key Employees

Our management, although not executive officers, regards the following persons, as key employees:

Robert Herbst has been the Vice-President of Operations. Prior thereto, Mr. Herbst worked at Grand Canada in various capacities for 26 years.

Terry Maddison has been the Director of Sales for Grand Canada since October 1, 2001. Prior thereto he worked at Tucker Plastics and the Home Depot.

Glennis Carey has been the Director of Marketing for Grand Canada for 20 years. Prior thereto, Ms. Carey worked for Mattel International, Inc., in marketing for ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Companys outstanding Common Stock, are required to file reports with the Securities and Exchange Commission and with NASDAQ, reporting changes in the number of shares of the Company's Common Stock beneficially owned by them and provide the Company with copies of all such reports.

Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the year ended December 31, 2001, with the following exception: Elliot Bier, Chairman, Secretary and a Director, filed a form 4 transaction late, covering the grant of options to purchase 36,000 shares of Common Stock.

Item 11.

Executive Compensation

The following table summarizes certain information regarding compensation awarded, paid or accrued by the Company for the fiscal years ended December 31, 1999, 2000 and 2001, respectively, to the Companys Chief Executive Officer and each of the four most highly compensated executive officers other than the CEO who served in such capacity at the end of fiscal 2001 whose total annual salary and bonus for each of the three years ended December 31, 2001, 2000 and 1999 exceeded $100,000 (collectively, the "Named Executive Officers").

Summary Compensation Table

	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)

Ian Bradley	2001	112,051(2)	-	10,500(3)	37,500	-
Chief Executive	2000	-	-	-	-	-
Officer and	1999	-	-	-	-	-
President (1)

  Mr. Bradley joined the Company on January 16, 2001.

  Such amounts are based upon an exchange rate Canadian $1.55 to United States $1.00 (the exchange rate on December 31, 2001).

  Other annual compensation for Mr. Bradley consists of $6,000 for car benefits and $4,500 disability insurance.

The following table sets forth further information regarding the stock option grants during fiscal 2001 to the officers named in the Summary Compensation Table above.

Option Grants in 2001
Name	Options Granted (#)	% of Total Options Granted to Employees	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for 10 year Option Term
					5% ($)	10% ($)
Ian Bradley	37,500	22.0	2.50	January 2011	0.54	1.16

All of the Options granted during 2001 were granted independent of our amended and restated stock option plans.

Aggregated Option Exercises in Fiscal Year 2001 and Option Values as of December 31, 2001

The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during fiscal 2001, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares underlying both exercisable and unexercisable stock options as of December 31, 2001. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2001, as determined by the closing price of our Common Stock on that date as reported by NASDAQ.

Name	Shares Acquired On Exercise (#)	Value Realized $(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options At Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable (2)	Unexercisable
Ian Bradley	-	-	37,500	-	$93,750	-

  "Value Realized" represents the fair market value of the shares of Common Stock underlying the option on the date of exercise less the aggregate exercise price of the option.

  Closing stock price on December 31, 2001 was $2.99.

Board Compensation Committee Report on Executive Compensation

General. The Compensation Committee is composed of non-employee Directors who review recommendations as to senior executive officer compensation which, upon the approval of the Compensation Committee, are submitted to the Board of Directors. The members of the Compensation Committee also administer the Stock Option Plan of the Company under which options have been granted on a discretionary basis to senior executive officers. The Compensation Committee's overall compensation policy applicable to executive officers is to provide a compensation package that is intended to attract and retain qualified executives for us and to provide them with incentives to achieve our goals and increase shareholder value. The Compensation Committee implements this policy through salaries, bonuses, stock options, a retirement savings plan, and employment agreements and miscellaneous personal benefits.

CEO Compensation. Mr. Bradley is employed as Chief Executive Officer and President, and has agreed to devote his full time and efforts to our business. We agreed to pay Mr. Bradley a base salary of Canadian $182,500 (approximately U.S. $118,000 as of December 31, 2001).

Salaries. The Compensation Committee's policy is to provide salaries (i) that are approximately at the median of the salaries paid to similar executive officers in similar companies, adjusted in the Compensation Committee's subjective judgment to reflect differences in duties of the officers and differences in the size and stage of development of the companies, in order to attract and retain qualified executives and (ii) that compensate individual employees for their individual contributions and performance.

The Compensation Committee determines comparable salaries paid by other companies similar to us through its subjective evaluation of its members' knowledge of salaries paid by other companies, salary requests of individuals interviewed by us for open positions and recommendations of management.

Bonuses. The Compensation Committee's policy is to recommend bonuses that compensate executive officers for achieving our goals. In addition, the Compensation Committee's policy is to pay discretionary bonuses, determined near the end of the fiscal year, to compensate executive officers for performance or achievements during the fiscal year not covered by bonuses paid earlier in the year.

Stock Options. The Compensation Committee's policy is to award stock options to each of our officers, employees and directors in amounts reflecting the participant's position and ability to influence our overall performance, determined based on the Committee's subjective judgment after reviewing the number of options previously granted to such person, the number of options granted to persons in similar positions both with us and at other companies deemed comparable to us (based on the members' knowledge of options granted by other companies), the number of options remaining available for grant and management's recommendations.

Options are intended to provide participants with an increased incentive to make contributions to our long-term performance and growth, to join the interests of participants with the interests of our shareholders and to attract and retain qualified employees. The number of options granted to an executive in 2001 were granted as an inducement for employment.

The Compensation Committee's policy is to grant options with a term of ten years to provide a long-term incentive and to fix the exercise price of the options at the fair market value of the underlying shares on the date of grant. Such options only provide compensation if the price of the underlying shares increases. The Committee's policy is also to provide new executives with options to attract them to us based on negotiations with new executives, management's recommendations and the Committee's subjective judgment primarily after reviewing the number of options granted to similar executives.

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

Retirement Savings Plan. We have adopted a group retirement savings plan for our Canadian employees. We contribute to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Canadian $3,000 per employee. During the year ended December 31, 2001, we contributed approximately $17,000 to the plan.

Employment Agreements and Miscellaneous Personal Benefits. The Compensation Committee's policy has been to have employment agreements with each of its executive officers to provide them with specified minimum positions, periods of employment, salaries, fringe benefits and severance benefits. These benefits are intended to permit the executive officer to focus his attention on performing his duties to us, rather than on the security of his employment, and to provide the officer with benefits deemed by the Compensation Committee to be suitable for the executive's office.

This report is provided in accordance with federal securities law requirements and is not intended to create any contractually binding employment rights for the benefit of any employee of the Company or its subsidiaries.

By the Compensation Committee

James B. Rybakoff

Elliot L. Bier

Compensation Committee Interlocks and Insider Participation

As noted above, the members of the Compensation Committee during fiscal 2001 were Messrs. Rybakoff and Bier. For a description of the business relationship between each of them and the Company see "Certain Relationships and Related Transactions." Mr. Rybakoff has never been an officer or employee of the Company. Mr. Bier was appointed Chairman of the Board of the Company on November 16, 2000. None of the executive officers of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity during 2001.

Performance Graph

The following graph tracks an assumed investment of $100 on the last trading day of the calendar year indicated below in our Common Stock, the NASDAQ Stock Market and the NASDAQ Non-Financial Stocks sector, assuming full reinvestment of dividends. Past performance is not necessarily indicative of future performance.

2371:

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2002 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of the Companys common stock, (ii) each of the Companys directors and director nominees, (iii) each of our Named Executive Officers (as defined below) and (iv) all of our executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class and VotingPower (1)
David Mars 1710 Rte. Transcanadienne Dorval, QC, Canada H9P 1H7	1,034,080 (2)	33%
Stephen Altro 1710 Rte. Transcanadienne Dorval, QC, Canada, H9P 1H7	988,366 (3)	32%
Ofer Nissim 65 High Ridge Road, Suite 500 Stanford, CT, 06905	348,463 (4)	11%
R. Ian Bradley 1710 Rte. Transcanadienne Dorval, QC, Canada, H9P 1H7	112,500 (5)	4%
James B. Rybakoff 780 Third Avenue New York, NY 10017	56,250 (6)	2%
Elliot L. Bier 999 Boul. de Maisonneuve Ouest Montreal, QC, Canada H3A 3L4	37,250 (7)	1%
All Executive officers and directors as a group (six persons)	2,576,909 (8)	72%

  Computed on the basis of 1,285,200 shares of Common Stock and, with respect to those persons holding convertible preferred stock warrants or options to purchase Common Stock exercisable within sixty (60) days, the number of shares of common stock that are issuable upon the exercise thereof.

2) Includes 37,500 shares of common stock held by Amgo Investments, Inc, a company controlled by David Mars and Stephen Altro ("Amgo"), 457,142 shares held by 136012 Canada Inc. 157,142 shares held by 2884330 Canada Inc., and 280,000 shares held by Mr. Mars, in addition to 12,188 shares of Common Stock issuable upon exercise of stock options held by Mr. Mars. Mr. Mars interest in Amgo is owned of record by 2884330 Canada Inc., a privately held corporation controlled by Mr. Mars, and of which his wife and children are the only other stockholders. Mr. Mars disclaims beneficial ownership of 18,750 shares of common stock owned by Amgo and beneficially owned by Mr. Altro. Mr. Mars is a director of Grand.

  Includes 37,500 shares of common stock held by Amgo, 323,714 shares held by 2870304 Canada Inc. and 323,714 shares held by 136011 Canada Inc., and 304,000 shares held by Mr. Altro in addition to 12,188 shares of Common Stock issuable upon exercise of stock options held by Mr. Altro. Mr. Altros interest in Amgo is owned of record by 2870304 Canada Inc., a privately-held corporation controlled by Mr. Altro, and of which his wife and children are the only other stockholders. Mr. Altro disclaims beneficial ownership of 18,750 shares of common stock owned by Amgo and beneficially owned by Mr. Mars. Mr. Altro is a director of Grand.

  Includes options to purchase 12,500 shares of common stock executed within sixty (60) days. Mr. Nissims holdings of 93,750 shares is held indirectly through Knox Security Engineering Corp. and Ark Foundation LLC and 242,213 shares issued as part of a settlement agreement.

5) Represents currently exercisable options to purchase 37,500 shares of common stock issued pursuant to our Amended and Restated 1993 Stock Option Plan (the "Stock Option Plan") and 75,000 shares held by Mr. Bradley.

  Includes currently exercisable warrants to purchase 55,000 shares of common stock issuable to Akin Bay Company LLC pursuant to that certain Warrant Agreement dated August 1999, and currently exercisable options to purchase 1,250 shares of common stock issued pursuant to our Stock Option Plan. Mr. Rybakoff is the controlling member of Akin Bay, and is a director of Grand.

  Represents currently exercisable options to purchase 1,250 shares of Common Stock issued pursuant to our Stock Option Plan, and 36,000 shares issued upon exercise of options granted outside the stock option plan. Mr. Bier is a director of Grand.

  See Footnotes (1) - (7).

Item 13.

Certain Business Relationships and Related Transactions

Mr. Bier, a Director of the Company, is a senior partner at Adessky, Poulin, which performs legal services for us in Canada. During the fiscal year ended December 31, 2001, we paid Adessky, Poulin an aggregate of $40,352 for legal fees and related disbursements.

Grand Toys (H.K.), an affiliate of the Company owned by Mr. Altro and Mr. Mars, assists the Company in obtaining competitive sourcing in the Orient. All transactions of Grand Toys (H.K.) are performed on behalf of the Company at cost.

Item 14.

Financial Statements, Exhibits and Reports on Form 8-K

(a)Financial Statements:
Report of Independent Auditors
Index to Financial statements
Consolidated Financial Statements:
Consolidated Balance Sheets - December 31, 2001 and December 31, 2000
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements
Consents of Independent Auditors to incorporation by reference of financial statements

Exhibits
**3.1	Articles of Incorporation, as amended
### 3.2	Certificate of Designations of Series A 5% Cumulative Convertible Redeemable Preferred Stock
***3.3	Amended and Restated By-Laws
***3.4	Certificate of Amendment for Reverse Split
*3.5	Certificate of Amendment for Reverse Split (2001)
*3.6	Certificate of Designation of Series B Convertible Redeemable Preferred Stock
*3.7	Form of Warrant for 1201 Private Placement
**4.1	Form of certificate evidencing shares of Common Stock
####4.3	Form of Common Stock Warrant
####4.4	Form of Regulation S Common Stock Subscription Agreement
*4.5	Form of Regulation S Prefered Stock Subscription Agreement
#10.3	Amended and Restated 1993 Stock Option Plan
####10.9	Lease of Dorval, Canada facility
####10.10	Lease of Mississauga, Canada facility
*10.14	Factoring Agreement between Montcap Financial and Grand
*10.15	Inventory and Equipment Loan Agreement between Montcap Financial and Grand
*10.16	Limited Treasures Settlement Agreement
*10.17	Nissim Settlement Agreement
*11	Valuation and Qualifying Accounts and Allowances
*21	List of Subsidiaries of the Company
*23	Consent of KMPG LLP

Legend:
*	Filed herewith
**

Filed as an Exhibit to either the companys Registration Statement (the "Registration Statement") on Form SB-2, dated January 27, 1994, or Amendment No. 1 or Amendment No. 2 to such Registration Statement.

***	Filed as an Exhibit to the Companys Registration Statement of Form S-3 dated December 23, 1996.
****	Filed as an Exhibit to the Companys Registration Statement of Form S-3 dated January 26, 2002.
#	Filed as an Exhibit to the Companys Registration Statement on Form 8-A dated September 7, 1993 and incorporated herein by reference.
##	Filed as an Exhibit to the Companys Proxy Statement on Form Pre 14A dated August 3, 2000.
###	Filed as an Exhibit to the Companys 10-K for the year ended December 31, 1998.
####	Filed as an Exhibit to the Companys 10-K for the year ended December 31, 2000.

  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Exhibits to

Form 10 - K

of

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year Ended December 31, 2001

Schedule 11

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

		Additions		Balance
	Balance at	Charged to	Net	At End
	Beginning of Year	Operations	Deductions	Of Year
Allowance for Doubtful Accounts

Year Ended December 31, 2001	$ 24,008	$ 147,438	$ (158,890)(a)	$ 12,556
Year Ended December 31, 2000	90,805	94,072	(160,869)(a)	24,008
Year Ended December 31, 1999	43,143	84,294	(36,632) (a)	90,805
  Includes write-offs, recoveries of previous write-offs and currency translation adjustments.

Exhibit 3.5

ARTICLES OF AMENDMENT

TO THE

ARTICLES OF INCORPORATION

OF

GRAND TOYS INTERNATIONAL, INC.

(Under Section 78.207 of the General Corporation Law of the State of Nevada)

It is hereby certified that:

1. The name of the corporation is Grand Toys International, Inc. (the "Corporation").

2. The current number of authorized shares and the par value, if any, of each class and series, if any, of the shares of the Corporation before the changes herein certified are:

NUMBER PAR VALUE CLASS

50,000,000 $0.001 Common

5,000,000 $0.001 Preferred

3. The number of authorized shares and the par value, if any, of each class and series, if any, of the shares of the Corporation after the changes herein certified are:

NUMBER PAR VALUE CLASS

12,500,000 $0.001 Common

5,000,000 $0.001 Preferred

4. The Corporation has effectuated a one for four reverse stock split of its shares of common stock, such that every four shares of common stock, par value $.001 per share, of the Corporation ("Old Common Stock") issued immediately prior to the Effective Time shall be automatically reclassified as and converted into one (1) share of Common Stock, par value $.001 per share, of the Corporation ("New Common Stock").

5. No fractional share of New Common Stock shall be issued to the holders of record of Old Common Stock in connection with the foregoing reclassification of shares of Old Common Stock. In lieu thereof, each holder of record of Old Common Stock shall be issued one (1) share of New Common Stock in lieu of any fractional shares held by such holder of record.

6. Each stock certificate that, immediately prior to the Effective Time, represented shares of Old Common Stock shall, from and after the Effective Time, automatically and without the necessity of presenting the same for exchange, represent that number of whole shares of New Common Stock into which the shares of Old Common Stock represented by such certificate shall have been reclassified; provided, however, that each holder of record of a certificate that represented shares of Old Common Stock shall receive, upon surrender of such certificate, a new certificate representing the number of whole shares of New Common Stock into which the shares of Old Common Stock represented by such certificate shall have been reclassified.

7. The foregoing changes were effected pursuant to a resolution of the Board of Directors of the Corporation.

8. No approval of the aforesaid changes by any of the stockholders of the Corporation is required.

9. There is no provision in the Articles of Incorporation of the Corporation prohibiting the procedure hereinbefore described.

10. The changes herein certified will be effective at 9:30 a.m. eastern daylight time on September 4, 2001 (the "Effective Time").

Signed on August 30, 2001.

By: __/s/ Ian Bradley___________________________________

Ian Bradley, President and Chief Executive Officer

By: __/s/ Elliot Bier___________________________________

Elliot Bier, Secretary

PROVINCE OF ONTARIO)

)

COUNTY OF YORK)

I HEREBY CERTIFY, that on this 30th day of August, 2001, personally appeared before me, the subscriber, a Notary Public of _______________________, Ian Bradley, as President and Chief Executive Officer of Grand Toys International, Inc., who acknowledged that he executed the above instrument for the purposes therein contained and in my presence signed and sealed the same.

IN WITNESS WHEREOF, I have hereunto set my hand and seal.

_______________________

My commission expires:

________________________

Exhibit 3.6

Certificate to Set Forth Designations,

Voting Powers, Preferences, Limitations,

Restrictions, and Relative Rights of

Series B Convertible

Redeemable Preferred Stock

(Under Section 78.195 of the General Corporation Law

of the State of Nevada)

It is hereby certified that:

I. The name of the corporation is GRAND TOYS INTERNATIONAL, INC. (the "Corporation").

II. Set forth hereinafter is a statement of the voting powers, preferences, limitations, restrictions and relative rights of shares of Series B Convertible Redeemable Preferred Stock hereinafter designated, as contained in a resolution of the Board of Directors of the Corporation, pursuant to a provision of the Articles of Incorporation of the Corporation permitting the issuance of said Series B Convertible Redeemable Preferred Stock by resolution of the Board of Directors:

1. Designation; Number of Shares.

The designation of said series of Preferred Stock shall be Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"). The number of shares of Series B Preferred Stock shall be _______. Each share of Series B Preferred Stock shall have a stated value equal to $1.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares)(the "Stated Value").

2. Dividends.

(a) Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of shares of Series B Preferred Stock shall be entitled to receive dividends on each share of Series B Preferred Sock ("Series B Dividends") on the following terms:

(i) Series B Dividends shall be paid as, if and when declared by the Board, out of funds legally available for that purpose; and

(ii) Series B Dividends shall be paid prior and in preference to the declaration or payment of any dividends on the Common Stock or any class of securities junior to the Series B Preferred Stok ("Junior Stock"), other than dividends payable in Common Stock or other securities convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock.

Certificate to Set Forth Designations,

Voting Powers, Preferences, Limitations,

Restrictions, and Relative Rights of

Series B Convertible

Redeemable Preferred Stock

(Under Section 78.195 of the General Corporation Law

of the State of Nevada)

It is hereby certified that:

I. The name of the corporation is GRAND TOYS INTERNATIONAL, INC. (the "Corporation").

II. Set forth hereinafter is a statement of the voting powers, preferences, limitations, restrictions and relative rights of shares of Series B Convertible Redeemable Preferred Stock hereinafter designated, as contained in a resolution of the Board of Directors of the Corporation, pursuant to a provision of the Articles of Incorporation of the Corporation permitting the issuance of said Series B Convertible Redeemable Preferred Stock by resolution of the Board of Directors:

1. Designation; Number of Shares.

The designation of said series of Preferred Stock shall be Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"). The number of shares of Series B Preferred Stock shall be _______. Each share of Series B Preferred Stock shall have a stated value equal to $1.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares)(the "Stated Value").

2. Dividends.

(a) Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of shares of Series B Preferred Stock shall be entitled to receive dividends on each share of Series B Preferred Sock ("Series B Dividends") on the following terms:

(i) Series B Dividends shall be paid as, if and when declared by the Board, out of funds legally available for that purpose; and

(ii) Series B Dividends shall be paid prior and in preference to the declaration or payment of any dividends on the Common Stock or any class of securities junior to the Series B Preferred Stok ("Junior Stock"), other than dividends payable in Common Stock or other securities convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock.

3. Liquidation Rights.

    Upon the dissolution, liquidation or winding-up of the Corporation, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall be entitled to receive, after any required payment or distribution shall be made on the Series B Preferred Stock, but before any payment or distribution shall be made on the Junior Stock, out of the assets of the Corporation available for distribution to stockholders, the Stated Value per share of Series B Preferred Stock and all accrued and unpaid dividends to and including the date of payment thereof. Upon the payment in full of all amounts due to holders of the Series B Preferred Stock, the holders of the Common Stock of the Corporation and any other class of Junior Stock shall receive all remaining assets of the Corporation legally available for distribution.

If the assets of the Corporation available for distribution to the holders of the Series B Preferred Stock shall be insufficient to permit payment in full of the amounts payable as aforesaid to the holders of Series B Preferred Stock upon such liquidation, dissolution or winding-up, whether voluntary or involuntary, then all such assets of the Corporation shall be distributed, to the exclusion of the holders of shares of Junior Stock, ratably among the holders of the Series B Preferred Stock.

(b) Neither the purchase nor the redemption by the Corporation of shares of any class of stock, nor the merger or consolidation of the Corporation with or into any other corporation or corporations, nor the sale or transfer by the Corporation of all or any part of its assets, shall be deemed to be a liquidation, dissolution or winding-up of the Corporation for the purposes of this paragraph 3. Holders of the Series B Preferred Stock shall not be entitled, upon the liquidation, dissolution or winding-up of the Corporation, to receive any amounts with respect to such stock other than the amounts referred to in this paragraph 3.

4. Conversion into Common Stock. Shares of Series B Preferred Stock shall have the following conversion rights and obligations:

(a) The shares of Series B Preferred Stock shall, upon the approval by the stockholders of the Corporation of the issuance of shares of Common Stock representing twenty percent (20%) or more of the Corporations Common Stock in accordance with Rule 4350(i)(1)(d) of the NASD Manual and Notice to Members, automatically convert into one fully paid and non-assessable share of Common Stock of the Corporation and a warrant to purchase three shares of Common Stock (the "Warrant Shares") at an exercise price of $0.01 per share (the "Warrants"). Notice of such mandatory conversion of the Series B Preferred Stock pursuant to this paragraph 4(a) shall be given by mail as soon as practicable after the required stockholder approval.

(b) The holder of any certificate for shares of Series B Preferred Stock whose shares were converted at the election of the Corporation pursuant to the provisions of this paragraph 4 shall surrender such certificate, at the principal office of any transfer agent for said stock (the "Transfer Agent") and, if necessary under the circumstances of such conversion, with such certificate properly endorsed for, or accompanied by duly executed instruments of, transfer (and such other transfer papers as said Transfer Agent may reasonably require). The holder of the shares so surrendered for conversion shall be entitled to receive within five (5) business days of proper surrender a certificate or certificates, which shall be expressed to be fully paid and non-assessable, for the number of shares of Common Stock and Warrants to which such stockholder shall be entitled upon such conversion, registered in the name of such holder or in such other name or names as such stockholder in writing may specify.

In the case of the conversion of the Series B Preferred Stock, conversion shall be deemed to have occurred on the date of stockholder approval. The person or entity entitled to receive Common Stock and Warrants issuable upon such conversion shall on the date such conversion privilege is deemed to have been exercised and thereafter be treated for all purposes as the record holder of such Common Stock and Warrants and shall on the same date cease to be treated for any purpose as the record holder of such shares of Series B Preferred Stock so converted. Notwithstanding the foregoing, if the stock transfer books are closed on the date such shares are received by the Transfer Agent, the conversion privilege shall be deemed to have been exercised, and the person or entity shall be treated as a record holder of shares of Common Stock, on the next succeeding date on which the transfer books are open. The Corporation shall not be required to deliver certificates for shares of its Common Stock or warrants while the stock transfer books for such respective classes of stock are duly closed for any purpose; but the right of surrendering shares of Series B Preferred Stock for conversion shall not be suspended during any period that the stock transfer books of either of such classes of stock are closed.

Upon the conversion of any shares of Series B Preferred Stock, no adjustment or payment shall be made with respect to such converted shares on account of any dividend on shares of such stock or on account of any dividend on the Common Stock, except that the holder of such converted shares shall be entitled to be paid any dividends declared on shares of Common Stock after conversion thereof.

If the Corporation shall at any time be liquidated, dissolved or wound-up, the conversion privilege shall terminate at the close of business on the last business day next preceding the effective date of such liquidation, dissolution or winding-up.

The Corporation shall not be required, in connection with any conversion of Series B Preferred Stock, to issue a fraction of a share of its Common Stock nor to deliver any stock certificate representing a fraction thereof, but in lieu thereof the Corporation may make a cash payment equal to such fraction multiplied by the Closing Bid Price on the date the conversion right was triggered.

(c) In case the Corporation shall at any time (A) split or subdivide the outstanding Series B Preferred Stock, or (B) combine the outstanding Series B Preferred Stock into a smaller number of shares, then, in each such event, the number of shares of Common Stock and Warrants issuable upon conversion of the Series B Preferred Stock shall be adjusted proportionately so that the holders of Series B Preferred Stock shall be entitled to receive the kind and number of shares of Common Stock and Warrants which such holders would have owned or have been entitled to receive after the happening of any of the events described above had such shares of Series B Preferred Stock been converted immediately prior to the happening of such event (or any record date with respect thereto). adjustment shall be made whenever any of the events listed above shall occur. An adjustment made to the Conversion pursuant to this paragraph 4(c) shall become effective immediately after the effective date of the event retroactive to the record date, if any, for the event.

(d) In case the Corporation shall at any time (A) declare any dividend or distribution on its Common Stock, (B) split or subdivide the outstanding Common Stock, (C) combine the outstanding Common Stock into a smaller number of shares or (D) issue by reclassification of its Common Stock any shares or other securities of the Corporation, then, in each such event, the number of shares of Common Stock and Warrants issuable upon conversion shall be adjusted proportionately so that the holders of Series B Preferred Stock shall be entitled to receive the kind and number of shares or other securities of the Corporation which such holders would have owned or have been entitled to receive after the happening of any of the events described above had such shares of Series B Preferred Stock been converted immediately prior to the happening of such event (or any record date with respect thereto). Such adjustment shall be made whenever any of the events listed above shall occur. An adjustment made to the Conversion pursuant to this paragraph 4(d) shall become effective immediately after the effective date of the event retroactive to the record date, if any, for the event.

(e) Whenever the number of shares to be issued upon conversion of the Series B Preferred Stock is required to be adjusted as provided in this paragraph 4, the Corporation shall forthwith compute the adjusted number of shares to be so issued and prepare a certificate setting forth such adjusted conversion amount and the facts upon which such adjustment is based, and such certificate shall forthwith be filed with the Transfer Agent for the Series B Preferred Stock and the Common Stock; and the Corporation shall mail to each holder of record of Series B Preferred Stock notice of such adjusted conversion price.

(f) So long as any shares of Series B Preferred Stock shall remain outstanding and the holders thereof shall have the right to convert the same in accordance with provisions of this paragraph 4, the Corporation shall at all times reserve from the authorized and unissued shares of its Common Stock a sufficient number of shares to provide for such conversions.

(g) The Corporation shall pay the amount of any and all issue taxes which may be imposed in respect of any issue or delivery of stock upon the conversion of any shares of Series B Preferred Stock, but all transfer taxes that may be payable in respect of any change of ownership of Series B Preferred Stock, or any rights represented thereby, or of stock receivable upon conversion thereof, shall be paid by the person or persons surrendering such stock for conversion.

5. Voting Rights.

Except as required by applicable law, shares of Series B Preferred Stock shall not entitle its holder to any voting rights, but such holder shall be entitled to a notice of any stockholders' meeting in accordance with the By-laws of the Corporation.

6. Status of Converted or Redeemed Stock.

In case any shares of Series B Preferred Stock shall be converted pursuant to paragraph 4 hereof, or otherwise repurchased or reacquired, the shares so redeemed, converted or reacquired shall resume the status of authorized but unissued shares of Preferred Stock and shall no longer be designated as Series B Preferred Stock.

Signed on this ___ day of March, 2002.

GRAND TOYS INTERNATIONAL, INC.

By:______________________________

Exhibit 3.7

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

WARRANT TO PURCHASE

COMMON STOCK OF GRAND TOYS INTERNATIONAL, INC.

This certifies that ___________________ (the "Holder"), for value received, is entitled to purchase from Grand Toys International, Inc. (the "Company") ______________________ (_______) shares of the Company's Common Stock, $0.001 par value per share (the "Common Stock"), at a per share exercise price of $0.01 per share (the "Per Share Exercise Price"). This right may be exercised at any time after the date hereof up to and including 5:00 p.m. (New York City time) on the third anniversary of the date hereof (the "Expiration Date").

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

2. Issuance of Certificates.

Certificates for the shares of Common Stock acquired upon exercise of this warrant, together with any other securities or property to which the Holder is entitled upon such exercise, will be delivered to the Holder by the Company at the Company's expense within a reasonable time after this warrant has been so exercised. Each stock certificate so delivered will be in such denominations of Common Stock as may be requested by the Holder and will be registered in the name of the Holder. In case of a purchase of less than all the shares that may be purchased under this warrant, the Company will cancel this warrant and execute and deliver a new warrant or warrants of like tenor for the balance of the shares purchasable under this warrant to the Holder within a reasonable time after surrender of this warrant.

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

4.6 Certificate of Adjustment. In each case of an adjustment or readjustment of the number of shares issuable upon exercise of this warrant or the Per Share Exercise Price, the Company, at its expense, will compute such adjustment or readjustment in accordance with the provisions hereof and prepare a certificate showing such adjustment or readjustment, and will mail such certificate, by first class mail, postage prepaid, to the Holder at the Holder's address as shown in the Company's books. The certificate will set forth such adjustment or readjustment, showing in detail the facts upon which such adjustment or readjustment is based, including a statement of (a) the Per Share Exercise Price at the time in effect, and (b) the type and amount, if any, of other property that at the time would be received upon exercise of this warrant.

    Notices of Record Date. Upon (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, any sale of all or substantially all of the assets of the Company or any voluntary or involuntary dissolution, liquidation or winding up of the Company or (c) a proposed sale event, the Company will mail to the Holder at least twenty (20) days prior to the record date specified therein a notice specifying.

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

  Registration Rights

  The shares of Common Stock issuable upon exercise of this warrant shall have the identical registration rights set forth in Section 3 of the Subscription Agreement dated as of the date hereof between the Holder and the Company.

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

  Fractional Shares.

No fractional shares of Common Stock will be issued upon exercise of this warrant. If the conversion would result in the issuance of any fractional share, the Company will, in lieu of issuing any fractional share, pay cash equal to the product of such fraction multiplied by the closing bid price of the Company's Common Stock on the date of conversion.

  Governing Law.

This warrant will be construed and enforced in accordance with, and the rights of the parties will be governed by, the laws of the State of Nevada without regard to conflict of laws principles.

The Company has executed this warrant as of this ____ day of December, 2001.

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

Very truly yours,

_________________________________________

By: ______________________________________

Title: ___________________________________

Exhibit 4.5

REGULATION S SUBSCRIPTION AGREEMENT

GRAND TOYS INTERNATIONAL, INC.

Sir or Madam:

1. Application. The undersigned, intending to be legally bound, hereby purchases from Grand Toys International, Inc. (the "Company"), ______ shares of the Company's Series B Convertible Preferred Stock (the "Shares") at a purchase price of $1.00 per share. The Shares shall, upon the approval by the stockholders of the Company of the issuance of shares of the Company's Common Stock ("Common Stock") representing twenty percent (20%) or more of the Company's Common Stock in accordance with Rule 4350(i)(1)(d) of the NASD Manual and Notice to Members, automatically convert into one fully paid and non-assessable share of Common Stock of the Company and a warrant to purchase three shares of Common Stock (the "Warrant Shares") at an exercise price of $0.01 per share (the "Warrants") on the terms and conditions set forth in that certain Warrant dated as of the date hereof (the "Warrant") attached hereto as Exhibit A. The Shares, the Common Stock and the Warrant Shares shall collectively be known as the "Securities". The undersigned understands that this subscription may be accepted or rejected in whole or in part by the Company in its sole discretion and that this subscription is and shall be irrevocable unless the Company for any reason rejects this subscription.

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

2. Representations and Warranties of the Subscriber. The undersigned represents and warrants to the Company as follows:

    The undersigned, in making the decision to purchase the Shares, has relied upon independent investigations made by him or it and his or its representatives, if any. The undersigned and/or his or its advisors have had a reasonable opportunity to ask questions of and receive answers from the Company concerning the Securities.

(b) The undersigned has been supplied with or has sufficient access to all information, including financial statements and other financial information of the Company, and has been afforded with an opportunity to ask questions of and receive answers concerning information to which a reasonable investor would attach significance in making investment decisions, so that as a reasonable investor the undersigned has been able to make the undersigned's decision to purchase the Units.

(c) The undersigned is able to bear the substantial economic risks of an investment in the Securities for an indefinite period of time, has no need for liquidity in such investment, has made commitments to investments that are not readily marketable which are reasonable in relation to the undersigned's net worth and, at the present time, could afford a complete loss of such investment.

(d) The undersigned has such knowledge and experience in financial, tax and business matters so as to enable the undersigned to utilize the information made available to the undersigned in connection with the offering of the Shares to evaluate the merits and risks of an investment in the Securities and to make an informed investment decision with respect thereto.

(e) The undersigned understands that the Securities are being and will be sold in reliance on an exemption from the registration requirements of federal and state securities laws under Regulation S promulgated under the Securities Act and that the Company is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the undersigned set forth herein in order to determine the applicability of such exemptions and the suitability of the undersigned to purchase the Securities. The representations, warranties and agreements contained herein are true and correct as of the date hereof and may be relied upon by the Company, and the undersigned will notify the Company immediately of any adverse change in any such representations and warranties which may occur prior to the acceptance of this Subscription Agreement by the Company and will promptly send the Company written confirmation thereof if requested by the Company. The representations, warranties and agreements of the undersigned contained herein shall survive the execution and delivery of this Subscription Agreement and the purchase of the Shares or the other Securities.

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

(i) IN THE VIEW OF THE SEC, THE STATUTORY BASIS FOR THE EXEMPTION CLAIMED FOR THIS TRANSACTION WOULD NOT BE PRESENT IF THE OFFERING OF THE SHARES, ALTHOUGH IN TECHNICAL COMPLIANCE WITH REGULATION S, IS PART OF A PLAN OR SCHEME TO EVADE THE REGISTRATION PROVISIONS OF THE SECURITIES ACT. THE UNDERSIGNED IS ACQUIRING THE SHARES AND THE SECURITES ISSUABLE UPON CONVERSION THEREOF FOR INVESTMENT PURPOSES AND HAS NO PRESENT INTENTION TO SELL THE SECURITIES IN THE UNITED STATES OF AMERICA TO A U.S. PERSON OR FOR THE ACCOUNT OR BENEFIT OF A U.S. PERSON.

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

(iv) "Registrable Shares" means (i) any shares of Common Stock held by the Investor issued upon Conversion of the Shares; (ii) the Warrant Shares; and (iii) any other shares of Common Stock of the Company issued in respect of the shares described in clauses (i) and (ii) above (because of stock splits, stock dividends, reclassifications, recapitalizations, or similar events); provided, however, that any shares described in the foregoing clauses that have been resold to the public shall cease to be Registrable Shares.

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

3.3 Required Registrations. Promptly after the conversion of the Shares, the Company shall prepare and file with the SEC a Registration Statement covering the resale of the Registrable Shares and use its best efforts to cause such Registration Statement to become effective as soon as possible thereafter.

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

In the event of any registration of any of the Registrable Shares under the Securities Act pursuant to this Subscription Agreement, each seller of Registrable Shares, severally and not jointly, will indemnify and hold harmless the Company, each of its directors and officers and each underwriter (if any) and each person, if any, who controls the Company or any such underwriter within the meaning of the Securities Act or the Exchange Act, and any other seller of Registrable Shares or any such seller's partners, directors or officers and each person, if any, who controls such seller within the meaning of the Securities Act and the Exchange Act, against any losses, claims, damages or liabilities, joint or several, to which the Company, such directors and officers, underwriter, selling Stockholder or controlling person may become subject under the Securities Act, Exchange Act, state securities or Blue Sky laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained in the Registration Statement, or any amendment or supplement to the Registration Statement, or arise out of or are based upon any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, and each such seller of Registrable Shares will reimburse the Company for any legal or any other expenses reasonably incurred by the Company in connection with investigating or defending any such loss, claim, damage, liability or action if the statement or omission was made in reliance upon and in conformity with information furnished in writing to the Company by or on behalf of such seller, specifically for use in connection with the preparation of such Registration Statement, prospectus, amendment or supplement; provided, however, that the obligations of such Stockholders hereunder shall be limited to an amount equal to the net proceeds received by each selling Stockholder of Registrable Shares sold as contemplated herein.

Each party entitled to indemnification under this Section 3.6 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom; provided, that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not be unreasonably withheld); and, provided, further, that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Subscription Agreement, except to the extent that the Indemnifying Party's ability to defend against such claim or litigation is impaired as a result of such failure to give notice. The Indemnified Party may participate in such defense at such party's expense; provided, however, that the Indemnifying Party shall pay such expense if representation of such Indemnified Party by the counsel retained by the Indemnifying Party would be inappropriate due to actual or potential differing interests between the Indemnified Party and any other party represented by such counsel in such proceeding. No Indemnifying Party in the defense of any such claim or litigation shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect of such claim or litigation, and no Indemnified Party shall consent to entry of any judgment or settle such claim or litigation without the prior written consent of the Indemnifying Party. Each Indemnified Party shall furnish such information regarding itself or the claim in question as an Indemnifying Party may reasonably request in writing and as shall be reasonably required in connection with the defense of such claim and litigation resulting therefrom.

In order to provide for just and equitable contribution in circumstances in which the indemnification provided for in this Section 3.6 is due in accordance with its terms but for any reason is held to be unavailable to an Indemnified Party in respect to any losses, claims, damages and liabilities referred to herein, then the Indemnifying Party shall, in lieu of indemnifying such Indemnified Party, contribute to the amount paid or payable by such Indemnified Party as a result of such losses, claims, damages or liabilities to which such party may be subject in proportion as is appropriate to reflect the relative fault of the Indemnifying Party on the one hand and the Indemnified Party on the other hand in connection with the statements or omissions that resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The relative fault of the Indemnifying Party and the Indemnified Party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of material fact related to information supplied by the Indemnifying Party or the Indemnified Party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The Company and the Investor agree that it would not be just and equitable if contribution pursuant to this Section 3.6 were determined by pro rata allocation or by any other method of allocation that does not take account of the equitable considerations referred to above. Notwithstanding the provisions of this paragraph of Section 3.6, (a) in no case shall any one Investor be liable or responsible for any amount in excess of the net proceeds received by such Investor from the offering of Registrable Shares and (b) the Company shall be liable and responsible for any amount in excess of such proceeds; provided, however, that no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution for any person who was not guilty of such fraudulent misrepresentation. Any party entitled to contribution will, promptly after receipt of notice of commencement of any action, suit or proceeding against such party or parties under this Section, notify such party or parties from whom such contribution may be sought, but the omission so to notify such party or parties from contribution may be sought shall not relieve such party from any other obligation it or they may have thereunder or otherwise under this Section. No party shall be liable for contribution with respect to any action, suit, proceeding or claim settled without its prior written consent, which consent shall not be unreasonably withheld.

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

    This Subscription Agreement shall be governed by and construed in accordance with the laws of the State of Nevada. Any dispute arising out of or in connection with this Subscription Agreement shall be settled by arbitration in accordance with the rules of the American Arbitration Association then in effect. The location of any hearing shall be New York, New York.

    Any notice required by the provisions of this Subscription Agreement shall be in writing and shall be deemed effectively given: (i) upon personal delivery to the party to be notified; (ii) when sent by confirmed telex or facsimile if sent during normal business hours of the recipient; if not, then on the next business day; (iii) five (5) days after having been sent by registered or certified mail, return receipt requested, postage prepaid; or (iv) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All notices will be addressed to the undersigned at the address of the set forth on the signature page of this Subscription Agreement.

    This Subscription Agreement shall survive the death or disability of the undersigned and shall be binding upon the undersigned's heirs, executors, administrators, successors and permitted assigns.

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

IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement as of December __, 2001.

Number of Shares: _______________

__________________

By: ________________________
Name:
Title:

Residence or Business Address:

_______________________________

Street

________________________________

City State Zip Code

Mailing Address (if different
from Residence or Business
Address):

Street

City State Zip Code

ACCEPTED AND AGREED TO:

GRAND TOYS INTERNATIONAL, INC.

By:

Name:

Title:

Dated as of: Decmeber __, 2001

Exhibit 10.14

MONTCAP FINANCIAL CORPORATION

3400 de Maisonneuve Blvd. West

Suite 1245

Montreal, Quebec

H3Z 3B8

FACTORING AGREEMENT ("AGREEMENT")

DATE: June 18, 2001

TO: GRAND TOYS LTD. /

JOUETS GRAND LTÉE

1710 Trans Canada Highway

Dorval, Quebec, H9P 1H7

GRAND CONCEPTS INC. /

CONCEPTS GRAND INC.

1710 Trans Canada Highway

Dorval, Quebec, H9P 1H7

You agree to sell and we agree to purchase all of your accounts receivable (the Receivables) under the following terms:

  The Receivables shall be specifically identified on a Notification Sheet (see Sample A annexed), or in any other manner and by any means of notification (including by e-mail or other form of electronic transmission), agreeable to both of us.

  When we issue our Notification Sheet, you will give us a specific assignment of the Receivables on a form (see Sample B annexed) to which you will attach a certified copy of the delivery slip, or other proof of delivery of the order(s) representing the Receivables, together with relevant invoices. You will also attach the relevant purchase orders, or service orders, as the case may be. Concurrently, you will certify, on the Notification Sheet, that each Receivable represents a valid and bona fide sale; that the goods and/or services represented by the Receivable have been completely delivered and/or completely rendered; and that, as at the date of the Notification Sheet, you have had no notice or knowledge of any dispute (as defined in Clause 3) relating to the Receivable or a previous or subsequent Receivable, which could cause your customer to refuse to pay the Receivable on its due date.

  You warrant that (a) you are a properly constituted corporation/partnership/sole proprietorship; (b) you are solvent; (c) you own the goods shipped to the buyer, or (as the case may be) are authorized or licensed (if a license is necessary) to provide the services, described in every invoice we purchase. This is an ongoing warranty applicable to all transactions between us under this Agreement.

  At our request, you will arrange for your customers and any guarantor of any Receivable to be notified of our purchase of the Receivables in such form as we may require and/or will obtain an acceptance by your customer and any guarantor, of our purchase of the Receivables.

  Every purchase of Receivables includes all accessories and rights of an unpaid vendor, including all privileges, rights of stoppage in transit, rights of dissolution and any rights flowing from any guarantees.

  Dispute means any claims, complaint, offset, defence, counter account or counter claim whatever including without limitation, dispute as to price, terms, discount, quantity, quality, returns, intended returns or the rights to return, allowances, claims for credit, deliveries, warranties, nature of buyer/seller relationship, claims of release from liability, force majeure or any law or regulations; also the failure or refusal by your customer to pay the full amount of the Receivable for any reason whatsoever.

  You assume the risk of credit loss on the Receivables at all times and including, without limitation, the customer's failure to pay in full at maturity because of financial inability and guarantee that each Receivable will be paid in full at maturity in accordance with the contractual arrangements between you and the customer. Without limiting the generality of the foregoing and notwithstanding any provision of law to the contrary, you will be liable for the solvency of a customer not only at the time of the assignment of a Receivable, but at all times thereafter so long as the Receivable remains outstanding and such liability will be to the extent of the full amount of the Receivable.

  We will purchase each Receivable at a discount of two percent (2%) from the face value thereof. In addition to the foregoing you will pay an additional fee to us equal to one-fifteenth (1/15) of one percent (1%) per day on any receivable outstanding after thirty (30) days from the purchase date.

  In the event that the Prime Rate of The Bank of Nova Scotia increases above six and one-half percent (6.5%) per annum, our discount will increased by 0.125 times the amount of such increase. The Bank of Nova Scotia Prime Rate means the prime lending rate in effect from time to time as a reference for loans in Canadian dollars.

  You have paid to us upon signature of the offer dated May 15, 2001, an amount of ONE THOUSAND DOLLARS ($1,000.00), as a deposit to be applied against legal, appraisal and due diligence fees.

  You will pay to us on the sooner of signature of this agreement or approval of our credit committee, the sum of TEN THOUSAND DOLLARS ($10,000.00), representing our application fee.

  We will pay you the purchase price for each Receivable upon collection thereof by us, which payment should be subject to deduction by an equal amount of any deductions which may be taken by the customer. We will also deduct from the purchase price any other amounts which may be owing by you to us at such time.

  We may prepay the purchase price of eligible Receivables up to a maximum of Eighty Percent (80%) , less any deductions which may be taken by the customer in accordance with the invoice or purchase order or vendor agreement.

  Eligible Receivables mean your accounts receivable represented by invoices to customers which have been credit approved by us and which customers have acknowledged a direction to make payment directly to us. As well in order for a receivable to be eligible for purchase by us, original invoices, purchase orders and proof of shipments shall be provided by you to Montcap. Montcap will mail the original invoices to customers at your cost.

  We will also deduct from the amounts payable to you the cost of publication (registration) and notification of the hypothec granted by you to us and the cost of any courier services.

  Each and every Receivable is, and will be clear of any liens, rights of third parties, or other charges.

  Without prejudice to our rights as a purchaser of the Receivables, we will also hold all of your accounts receivable as security for the payment and fulfilment of all of your indebtedness and obligations to us from time to time. For such purposes, you will hypothecate your accounts receivable in our favour in our standard form.

  All reasonable legal fees and disbursements incurred by us in connection with this Agreement and security documents hereunder shall be paid by you at the time of closing or, at our sole discretion, deducted from such amounts due you. You shall also pay all bank, wire and cable charges at $20.00 per transfer and we may deduct such amounts from amounts payable by us to you.

  You agree that you will not, without our prior written consent, accept any change to any payment terms (as certified on the Notification Sheet) relating to any Receivable. In the event that any payment terms are changed without our prior written consent, we may, in our sole discretion, either require you to immediately repurchase the Receivable for a price equal to the outstanding amount thereof or may charge you a further discount of five percent ( 5%) for each period of thirty (30) days, or portion thereof, for which the payment terms were extended.

  Should any Dispute occur, or should you breach any provision hereof or should any representation or warranty made herein or in any Notification sheet or otherwise in respect of any Receivable be false or misleading, or should any customer fail to pay within ninety (90) days of invoice date, you will immediately, at our request, repurchase the Receivable for a price equal to the outstanding amount thereof. You will notify us immediately if a customer returns or desires to return any merchandise representing the whole or any part of a Receivable, or if the customer in any way alleges any Dispute. You will promptly adjust any Dispute and will advise us of all adjustments.

  Upon demand, you will reimburse us all legal and collection fees relating to the Receivables and we may deduct such amounts from any amounts owing by us to you in connection with the purchase of any Receivable.

  In the event that pursuant to this Agreement you are obliged at any time to repurchase any Receivable, you will forthwith pay to us the amount of the Receivable. Any unpaid balance will bear interest at the Prime Rate of interest of the Bank of Nova Scotia in effect from time to time plus ten percent (10%) per annum, calculated on a daily basis and charged monthly. Interest will be payable on the last day of each month.

  You irrevocably appoint us or any person designated by us your lawful attorney for all collection matters relating to the Receivables, and, without limiting the scope of this appointment, we have the right to endorse your name on all payment instruments, verifications of account, notices to customers, and similar documents, to send to any customer in your name or ours requests for verification or payment of accounts; to draw and/or confirm acceptance of drafts; to sue for, recover and receive all monies due, owing and payable under each Receivable; and otherwise collect such accounts in whatever manner we see fit, including the right to make compromises and settlements with your customers, to attend and vote in your name or ours at all meetings of creditors, to file proofs of claim and generally to perform any acts necessary or expedient for the purpose of collecting the Receivable. You will remit to us forthwith, and in the same form as received, all payments and evidences of payment received from your customers representing payment of Receivables, and any other communications from your customers relating to any Receivables.

  We may accept payments on account from customers, and deposit remittances as received, irrespective of any deductions or notations, the whole without affecting or reducing your liability to us in respect of any amounts not paid by the customer.

  Any payments received by us from or on behalf of a customer with more than one outstanding Receivable may be applied by us against such Receivables owing by that customer as we consider appropriate notwithstanding any allocation made by the customer.

  You will provide us, within one hundred and twenty (120) days after the end of each fiscal year, your annual financial statements and you hereby authorize your accountant , from time to time, to furnish copies, certified by him, of all such statements together with any certificates or extracts of your books and records as we may reasonably request. Any of our representatives may, from time to time, examine and make copies or extracts of your books and records, which you agree to make available to us during business hours.

  This Agreement is for the benefit of and will bind us, and our respective successors and assigns. We have made no representations to induce you to enter into this Agreement other than those which may appear herein. No amendment or waiver of any provision of this Agreement will be effective unless it is in writing and signed by us.

  This Agreement will continue for an indefinite period of time from the date hereof and unless one of us receives from the other by registered mail a notice of termination of no less than thirty (30) days.

  You guarantee to us that discount revenue generated from this contract for us will be no less than SIXTY THOUSAND DOLLARS ($60,000.00). In the event that the discount revenue earned is less when this agreement is terminated, then you will pay us, on demand, the difference between SIXTY THOUSAND DOLLARS ($60,000.00) and the discount revenue actually generated during the period that this agreement was in force. The aforesaid minimum discount fee shall be payable to us as liquidated damages and will be validly due and owing to us even if you should seek the protection of any insolvency legislation, go into liquidation or may otherwise cease to carry on business.

  You hereby agree that we may use your name and other information pertaining to our financial arrangements including, without limitation, the amount of the facility, for marketing and advertising purposes and you hereby agree not to invoke the confidentiality of the financing arrangements entered into between us, provided said information is being used for said purposes. We agree to keep confidential the terms of our financing arrangements and your financial information, except to the extent permitted in the previous sentence and as regard disclosures in the ordinary course of our business.

  Time, wherever material, shall be of the essence. This Agreement shall be governed by the laws of Quebec. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction will not invalidate the remaining provisions, nor will it invalidate or render unenforceable such provision in any other jurisdiction.

  Upon every reasonable request from us, you will sign such further documents and do such further acts as may be required in order to give effect to the purpose and intent of this Agreement.

  This agreement may be referred to as bearing formal date of June 18, 2001, notwithstanding the actual date of its execution.

  The parties acknowledge that they have required that this agreement and all related documents be drawn up in English.

Les parties reconnaissent avoir exigé que la présente convention et tous les documents connexes soient rédigés en anglais.

MONTCAP FINANCIAL CORPORATION

Per: _________________________________

Fred Moss, President

Exhibit 10.15

INVENTORY AND EQUIPMENT LOAN AGREEMENT

BY AND BETWEEN: MONTCAP FINANCIAL CORPORATION / CORPORATION FINANCIÈRE MONTCAP, a legal person, having its registered office and principal place of business at 1 Place Alexis Nihon, Suite 1245, 3400 de Maisonneuve Blvd., Montreal, Quebec, H3Z 3B8

(hereinafter referred to as Montcap)

AND: GRAND TOYS LTD., a legal person, having a place of business at 1710 Trans Canada Highway, in the City of Dorval, Province of Quebec, H9P 1H7, herein acting and represented by Ian R. Bradley, President, duly authorized in virtue of a resolution of directors,

AND: GRAND CONCEPTS INC., a legal person, having a place of business at 1710 Trans Canada Highway, in the City of Dorval, Province of Quebec, H9P 1H7, herein acting and represented by Ian R. Bradley, President, duly authorized in virtue of a resolution of directors,

AND: GRAND TOYS INTERNATIONAL INC., a legal person, having a place of business at 1710 Trans Canada Highway, in the City of Dorval, Province of Quebec, H9P 1H7, herein acting and represented by Ian R. Bradley, President, duly authorized in virtue of a resolution of directors,

(each hereinafter referred to as the Borrower)

WHEREAS Montcap intends to make certain advances to each Borrower based on the value of certain of its inventory and of its equipment, the whole subject to the terms and conditions of the present Agreement.

NOW, THEREFORE, THIS AGREEMENT WITNESSETH:

1. Preamble

1.1 The preamble is deemed to be part of this Agreement.

2. Demand Inventory Loan and Equipment Loan

2.1 Montcap agrees to make loans to each Borrower, repayable on demand, by way of advances on a revolving basis, based on the value of certain of its inventory, in accordance with the following formula and subject to the terms and conditions hereof (the Inventory Loan);

2.2 Montcap agrees to make loans to each Borrower, repayable on demand, by way of advances on a revolving basis, based on the value of certain of its equipment, in accordance with the following formula and subject to the terms and conditions hereof (the Equipment Loan);

2.3 The parties hereby agree that the aggregate sums advanced by Montcap to all Borrowers hereunder, shall not exceed $925,000.00, with respect to the Inventory Loan and $75,000.00 with respect to the Equipment Loan.

3. Definitions

3.1 For the purposes hereof, the following words or expressions shall have the meaning ascribed to them.

(a) Eligible Inventory: means each Borrower's inventory of Finished Goods, which is not subject to any conditional sale, consignment or other vendor's right of ownership or revindication;

(b) Finished Goods: means only the products for the current selling season of each Borrower, which are not subject to a license or any other intellectual property right given or granted to the Borrower except if such licensor or holder of the intellectual property right has agreed and consented to the security to be granted in favour of Montcap and to Montcaps realization thereunder which could entail a forced liquidation of the licensed products;

(c) Cost of Eligible Inventory: means (i) with respect to Finished Goods the price paid by each Borrower for the purchase of the products net of transportation costs, commissions, duties, taxes and any other charge;

(d) Eligible Purchase Orders: means purchase orders received by each Borrower for the purchase of Finished Goods from customers (i) credit approved by Montcap, (ii) for which the mix of customers and products is acceptable to Montcap and (iii) for which Montcap is satisfied that the Borrower will be able to respect the delivery date stipulated in the purchase orders by shipping all the products referred to in the purchase orders;

(e) Eligible Equipment: means each Borrower's equipment and office furniture, which is not subject to any conditional sale, consignment or other vendor's right of ownership or revindication;

(f) Net Realizable Value of the Equipment: means the liquidation value of the Eligible Equipment net of all costs of sale, including commissions and taxes. The Net Realizable Value of the Equipment shall be determined by Montcap's appraisers, Crescent Commercial Corporation or any other auctioneer carrying on business in the Province of Quebec which Montcap may designate from time to time;

(g) Offer Letter of May 29, 2001: means Montcap's offer of credit facility to Grand Toys Ltd. and Grand Concepts Inc., by letter dated May 15, 2001, accepted May 29, 2001;

(h) Factoring Agreement: means the Factoring Agreement entered into between Montcap and Grand Toys Ltd. and Grand Concepts Inc. on June 22, 2201, pursuant to the Letter Offer of May 29, 2001;

(i) Offer Letter of August 16, 2001: means Montcap's offer of credit facility to Grand Toys Ltd. and Grand Concepts Inc., by letter dated August 16, 2001, accepted August 16, 2001;

4. Formula for Advances

4.1 Until September 15, 2001, the Inventory Loan of each Borrower shall not exceed the aggregate of:

(a) 25% of its Cost of Eligible Inventory, not subject to Eligible Purchase Orders; and

(b) 60% of its Cost of Eligible Inventory, subject to Eligible Purchase Orders;

4.2 On or after September 15, 2001, the Inventory Loan of each Borrower shall not exceed the aggregate of:

(a) 15% of its Cost of Eligible Inventory not subject to Eligible Purchase Orders. However, Montcap in its discretion can agree to advance further sums based on the Cost of Eligible Inventory of the Borrower, of certain specific products only of the Borrower, acceptable to Montcap, provided that the total sums advanced shall not exceed 25% of the Cost of Eligible Inventory of the Borrower (including such specific products); and

(b) 60% of its Cost of Eligible Inventory subject to Eligible Purchase Orders;

4.3 The Equipment Loan of each Borrower shall not exceed 75% of the Net Realizable Value of its Eligible Equipment.

5. Disbursement of the Inventory Loan and of the Equipment Loan and directions of payment

5.1 The Inventory Loan shall be disbursed by Montcap to each Borrower, at its request. Prior to each advance, the Borrower shall complete and deliver to Montcap an Availability Calculation Certificate in the form annexed hereto as Schedule "1". All advances shall be made by Montcap to each Borrower by way of wire transfer at a cost of $20.00 per transfer.

5.2 The Equipment Loan shall be disbursed by Montcap to each Borrower, at its request. Prior to each advance, Montcap shall have received the confirmation of the Net Realizable Value of the Equipment from Montcap's appraisers. All advances shall be made by Montcap to each Borrower by way of wire transfer at a cost of $20.00 per transfer.

5.3 The parties hereby agree that the credit facility resulting from the present agreement is available only after all Eligible Receivables (as this term is defined in the Factoring Agreement) of the Borrower have been purchased by Montcap, in accordance with the Factoring Agreement.

5.4 Each Borrower hereby directs and instructs Montcap to use, from time to time, the proceeds of all sums available to the Borrower in virtue of the Factoring Agreement, to reduce the amounts outstanding under the Inventory Loan and the Equipment Loan of the three (3) Borrowers hereunder, on a pro rata basis

6. Reimbursement of the Inventory Loan and of the Equipment Loan

6.1 The Inventory Loan shall be repayable on demand. In addition, if at any given time the outstanding advances exceeds the amount calculated in accordance with the formula above, then the Borrower shall automatically be deemed to be on notice to reimburse such excess without any other demand by Montcap.

6.2 The Equipment Loan shall be repayable on demand. In addition, if at any given time the outstanding advances exceeds the amount calculated in accordance with the formula above, then the Borrower shall automatically be deemed to be on notice to reimburse such excess without any other demand by Montcap.

7. Interest

7.1 Each Borrower shall pay to Montcap interest, calculated daily and charged monthly, on the last day of each month, while the Inventory Loan and the Equipment Loan are outstanding, both before and after default, at a rate per annum calculated on the daily outstanding balance of the Inventory Loan and of the Equipment Loan, at a rate equal to the Bank of Nova Scotia Prime Rate plus seven and one-half percent (7.5%).

7.2 The Bank of Nova Scotia Prime Rate means the floating annual rate of interest established and announced by the Bank of Nova Scotia from time to time as a reference rate for purposes of determining rates of interest it will charge on loans denominated in Canadian dollars. Each Borrower acknowledges that the Bank of Nova Scotia Prime Rate is currently 6.0%. A certificate of a manager of the Bank of Nova Scotia shall be conclusive evidence of the Bank of Nova Scotia Prime Rate from time to time.

8. Fees

8.1 In addition to interest, each Borrower shall pay to Montcap a monitoring fee of $250.00 per month, in any month when any part of the Inventory Loan or of the Equipment Loan is outstanding with respect to any of the Borrowers. The monitoring fee shall be paid by each Borrower to Montcap in advance the first day of each month.

9. Term of Agreement and minimum annual revenues

9.1 This Agreement shall remain in force for a period of one year from the date of signature thereof and will be automatically renewed for successive periods of one (1) year, unless either party give at least ninety (90) days prior notice.

9.2 The total annual revenue paid by the three (3) Borrowers to Montcap shall not be inferior to $225,000.00 (the "Minimum Revenues"). For the purposes hereof the parties hereby agree that:

(i) the first year shall be calculated from June 5, 2001; and

(ii) the revenues shall be composed of the interest and the" monitoring fee" as well as any other fee payable by each Borrower to Montcap in virtue of (i) this Inventory and Equipment Loan Agreement, (ii) the Offer Letter of August 16, 2001,(iii) the Factoring Agreement and (iv) the Offer Letter of May 29, 2001, excluding however the "application fee" of $10,000.00 paid pursuant to the Offer Letter of May 29, 2001.

9.3 After each year, each Borrower shall be solidary liable to pay to Montcap, upon demand, the difference between the total annual revenues paid to Montcap during the preceding year and the Minimum Revenues.

10. Security

10.1 The Inventory Loan, the Equipment Loan and the obligations of each Borrower in virtue of the Factoring Agreement (where applicable) shall be secured by the following documentation, completed and where necessary registered in a form and manner acceptable to Montcap's attorneys:

(a) First ranking Movable Hypothec in the principal amount of $4,000,000.00 granted by each Borrower in favour of Montcap, ranking immediately after the existing hypothec in favour of Montcap, if any, on the universality of all its present and future assets;

(b) Assignment by each Borrower to Montcap of all risk insurance, including extended coverage, showing Montcap as loss payee in accordance with its interest and together with a mortgage endorsement in favour of Montcap. Said policies shall include business interruption, and the coverage over inventory to be not less than $5,000,000.00;

(c) Opinion of corporate counsel of each Borrower;

(d) Fidelity Certificate signed by Ian R. Bradley, President;

(e) Where applicable, releases or cessions of priority from the landlord, Storage Leaseholds Inc., together with an agreement from such landlord authorizing Montcap to occupy the premises of each Borrower for a period of one hundred and twenty (120) days to conduct a liquidation sale or otherwise to liquidate the assets of each Borrower subject to Montcap's security provided Montcap pays an occupation rent on a per diem basis;

(f) Such supporting certificates and other opinions as Montcap or its attorneys shall reasonably require;

Copies of Montcap's usual form of security and supporting documentation are available for inspection upon request.

11. Conditions Precedent

11.1 The receipt by Montcap of the following shall be condition precedent to the advance of any sums under the Inventory Loan and under the Equipment Loan:

(a) security documents with respect to each Borrower completed and, where necessary, registered in the form and manner satisfactory to Montcap's attorneys, including a Agreement of Cession of Rank by Storage Leaseholds Inc. containing the occupancy right of Montcap, as hereinabove mentioned;

(b) confirmation of insurance with respect to each Borrower;

(c) satisfactory inventory inspection report and receipt of the first Inventory Declaration in the form annexed herewith, duly executed, with respect to each Borrower;

(d) confirmation of the Net Realizable Value of the Equipment by Montcap's appraisers, with respect to each Borrower.

12. Conditions of Loan

12.1 The following covenants shall apply:

(a) each Borrower shall respect the margin requirements provided in paragraph 4 above;

(b) each Borrower shall complete and deliver to Montcap each week the Availability Calculation Certificate in the form of Schedule 1, together with supporting documents including the SKU number of the products of Finished Goods, the number of units, the costs per unit, the total costs of SKU products, the purchase orders and the number of units and the costs thereof for each purchase orders;

(c) each Borrower shall segregate in its premises all inventory of Finished Goods sold to third parties;

(d) each Borrower shall give full and unfettered access to its premises to Montcap's representatives in order for Montcap to be able to value the Eligible Inventory and all of the Borrower's other requirements hereunder;

(e) each Borrower shall not, without the prior written consent of Montcap:

i) declare or pay dividends on any class or kind of its shares, repurchase or redeem any of its shares or reduce its capital in any way whatsoever or repay any shareholders' or directors' advances;

ii) grant or allow any lien, charge, lease or other encumbrance, whether fixed or floating, to be registered against or exist on any of its assets save as specifically provided herein;

iii) become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of its business;

(f) each Borrower shall during the term of this Agreement:

i) maintain an on line computer system to provide current detailed inventory, sales, markdown, cash and banking information so as to allow Montcap to continually evaluate its inventory or Montcap's security position to the entire satisfaction of Montcap;

ii) maintain current all rent, utilities, property and business tax and all occupancy costs with respect to all rented premises;

iii) maintain current any and all claims which may give rise to creditor's rights ranking in priority to or pari passu with the rights of Montcap including but not limited to wages, vacation pay, pension contributions, source deductions, business or municipal taxes, sales taxes and the like;

iv) provide on request by Montcap evidence that all lease obligations are being met at all times and that leases are not in default;

v) maintain current all loan payments with respect to equipment, furnishings, leasehold improvements or any other term loan commitment;

vi) provide to Montcap, within twenty (20) days of each month, the following information:

1. its monthly internal financial statements showing the monthly and cumulative activities together with a trial balance.

2. An aged summary accounts payable listing.

vii) provide to Montcap proof of payment of the following obligations as soon as payments are due:

1. all rental obligations with respect to the premises occupied by the Borrowers.

2. The remittances for deductions at source concerning the employees.

3. The remittances for GST and PST.

13. Location Visits

13.1 Montcap shall have the right to inspect any and all of the places of business of each Borrower as well as the contents thereof at any time but Montcap undertakes to endeavour to conduct such inspections during normal business hours.

14. Legal and Other Expenses

14.1 Each Borrower shall pay all legal fees and disbursements in respect of this credit facility, the preparation and issue of the security documents, the enforcement and preservation of Montcap's rights and remedies, all appraisals and consultants, insurance consultation and similar fees and all other fees and disbursements of Montcap, whether or not the documentation is completed or any funds are advanced under this agreement.

15. Montcap's Attorneys

15.1 Legal work and documentation is to be performed on behalf of Montcap by Messrs. Goldstein, Flanz & Fishman, Barristers and Solicitors, 1250 René-Lévesque Blvd. West, Suite 4100, Montreal, Quebec, H3B 4W8 and local counsel as may be required.

16. Lapse and Cancellation Annual Review

    If, in the opinion of Montcap, a material adverse change in risk occurs at any time, at the option of Montcap, this credit facility may be cancelled or disbursement withheld. This credit facility will lapse and the obligations of Montcap hereunder will end at the option of Montcap, if the conditions of disbursement have not been met by September 1st, 2001. The availability of this credit facility and its terms and conditions shall be subject to periodic review by Montcap.

17. Credit Reporting

17.1 Each Borrower consents (i) to the obtaining from any credit reporting agency or from any person, such information as Montcap may require at any time, and (ii) to the disclosure at any time of any information concerning the Borrower to any credit grantor with whom each Borrower has financial relations or to any credit reporting agency.

18. Non-Merger and Non-Assignment

18.1 The terms and conditions of this credit facility shall not be merged by, and shall survive, the execution of the security documents, and the benefits conferred hereby may not be assigned by any Borrower.

19. Authorization

19.1 Each Borrower authorizes Montcap to accept telex and facsimile communications on its behalf as full and sufficient authority to act in accordance with the communications, as received by Montcap.

19.2 Each Borrower shall be bound by all such telex and facsimile communications from itself in the same manner and extent as if such communications were originally handwritten and signed by each Borrower, and each Borrower shall hold Montcap at all times fully indemnified from all claims and demands in respect of all such instructions, in the event such telex and facsimile communications were made without authority or otherwise.

  Entire Agreement

  20.1 With respect to all matters herein mentioned, this agreement supercedes and replaces the Offer Letter of August 16, 2001.

  Language

21.1 The parties acknowledge that they have required that this agreement and all related documents be drawn up in English. Les parties reconnaissent avoir exigé que la présente convention et tous les documents connexes soient rédigés en anglais.

SIGNED AT MONTREAL, THIS 21ST DAY OF AUGUST, 2001,

MONTCAP FINANCIAL CORPORATION

Per:__________________________

Fred Moss, President

GRAND TOYS LTD.

Per:__________________________

Ian R. Bradley, President

GRAND CONCEPTS LTD. GRAND TOYS INTERNATIONAL INC.

Per: Per:

Ian R. Bradley, President Ian R. Bradley, President

Exhibit 10.16

SUPREME COURT OF THE STATE OF NEW YORK

COUNTY OF NEW YORK

---------------------------------------------------------------------x

GRAND TOYS INTERNATIONAL, INC.,

Plaintiff, Index No. 600798/01

-against-

DANIEL ATKINS, MARK ATKINS, TERESA STIPULATION OF

ATKINS, DOUGLAS ATKINS, AND BRUCE SETTLEMENT

MINOR,

Defendants.

---------------------------------------------------------------------x

WHEREAS:

A. Plaintiff initiated a motion against defendants for summary judgment in lieu of complaint ("Motion") based upon guaranties executed by each of the individual defendants for the corporate entity Limited Treasures, Inc. ("Limited");

B. The defendants have collectively interposed opposition to the Motion, having alleged various defenses on behalf of the individual defendants;

C. Plaintiff and defendants have agreed on various adjournments of the Motion while the parties have discussed resolution of their differences;

D. The parties hereto desire to amicably resolve their differences and set forth their understanding in this Stipulation of Settlement;

NOW, IT IS HEREBY STIPULATED AND AGREED by and between plaintiff and the defendants as follows:

1. The plaintiff's claims against Limited and the individual defendants are hereby settled in the sum of $775,000 (the "Settlement Obligation") which the defendants hereby agree to pay or cause to be paid to plaintiff as follows:

(a) The sum of $7,500 per month for six consecutive months beginning on June 30, 2001, payable on the last day of each month;

(b) The sum of $21,124.23 per month for forty-two (42) consecutive months beginning December 31, 2001, payable on the last day of each month, all as set forth on the amortization schedule annexed hereto as Exhibit A.

(c) Each monthly payment is due to be received by plaintiff at its address, attention Ms. Tania M. Clarke, 1710 Transcanadian Highway, Dorval, Quebec H9P lH7 Canada on the due date for that payment, which is the last day of each month. Payment shall be made by either wire transfer or courier service.

2. The Settlement Obligation shall bear interest at the rate of nine (9%) per annum which has been calculated into the amortization table annexed hereto as Exhibit A.

3. During the payment term of the Settlement Obligation, plaintiff shall be entitled to maintain its existing security interest in assets of Limited and Defendants as set forth in the documents (a) annexed as Exhibits A through F, inclusive, to the Motion, and (b) as set forth in paragraph 18, footnote 2 of the affidavit of R. Ian Bradley annexed to the Motion.

4. Each of the individual defendants shall execute a consent to judgment in the form annexed hereto as Exhibit B, to be held in escrow by Piper Marbury Rudnick & Wolfe LLP, counsel for plaintiff , subject to the terms and conditions of this Stipulation of Settlement.

5. In the event the defendants fail to make any monthly payment as set forth in this Stipulation of Settlement, then counsel for plaintiff shall give written notice thereof by facsimile transmission to the defendants as a group, attn: Daniel Atkins and Douglas Atkins (c/o Limited at (916) 859-7050) with a simultaneous copy to M. David Graubard, Esq., by facsimile transmission at (212) 681-1601, plus telephonic notice to M. David Graubard, Esq. at (212) 681-1600. Telephonic notice shall be sufficient if a message is left on any mechanical answering device in the office of Kera & Graubard, counsel for the defendants.

(a) Defendants shall have seven (7) calendar days (including weekends and holidays) to cure such default.

(b) In the event defendants, or any one of them, fail to cure such default; then counsel for plaintiff shall be entitled to release the consent judgment from escrow without any further notice whatsoever, and to use that judgment as plaintiff sees fit to enforce collection; provided that the judgment amount shall be reduced by all payments made hereunder prior to such uncured default; and this action may be re-opened and restored to the Court's calendar for the sole purpose of entering the consent judgment.

6. Defendants shall have the right to pre-pay any monthly installment without penalty.

(a) In the event defendants pay the entire then-outstanding balance due on the Settlement Obligation on June 30, 2002, then the then outstanding amount of the Settlement Obligation shall be reduced to the sum of $450,000.

(b) In the event defendants pay the entire then-outstanding balance due on the Settlement Obligation on December 31, 2002, then the then outstanding amount of the Settlement Obligation shall be reduced to the sum of $425,000.

7. The parties hereto acknowledge that they have each consulted their respective counsel with regard to the terms and conditions of this Stipulation of Settlement.

8. Upon full and complete payment of the Settlement Obligation, then the following shall occur:

(a) Plaintiff and each of the individual defendants shall exchange general releases;

(b) The original consent judgment shall be returned by counsel for the plaintiff to counsel for the defendants;

(c) Any and all claims that plaintiff may have against Limited shall be deemed paid, and plaintiff and Limited shall exchange general releases.

(d) The stock of Limited owned by the individual defendants that is held by plaintiff shall be returned to the individual defendants.

(e) Any and all liens plaintiff has on the assets of Limited shall be deemed terminated, and plaintiff shall execute the appropriate documents in connection with such release of liens.

9. Upon the execution of this Stipulation of Settlement by all parties, the above entitled action shall be discontinued by the execution of a Stipulation of Discontinuance in a form annexed hereto as Exhibit C, which shall be filed with the Clerk of this Court.

Dated: New York, New York

June 28, 2001

GRAND TOYS INTERNATIONAL, INC.

Plaintiff

By

R. Ian Bradley, President

PIPER MARBURY RUDNICK & WOLFE LLP

Attorney for Plaintiff

By

Joseph G. Finnerty, III, Esq.

Attorneys for Plaintiff

1251 Avenue of the Americas

New York, NY 10020

(212) 835-6000

(212) 835-6001 Fax

____________________________________
DANIEL ATKINS

____________________________________
MARK ATKINS

____________________________________
THERESA ATKINS

____________________________________
DOUGLAS ATKINS

____________________________________
BRUCE MINOR

KERA & GRAUBARD

By

M. David Graubard

240 Madison-Avenue, 7th fl

New York, NY 10016

(212) 681-1600

(212) 681-1601 Fax

Doug Atkins 06-26-2001 Pg1

Compounding period... : Monthly
Nominal annual rate:	9.000%
Effective annual rate:	9.381%
Periodic rate:	0.7500%
Equivalent daily rate:	0.02466%

CASH FLOW DATA
	Event	Date	Amount	#	Period	End-date
1	Loan	06/30/01	775,000.00	1
2	Payment	06/30/01	7,500.00	6	Monthly	11/30/01
3	Payment	12/30/01	21,124.23	42	Monthly	05/30/05

AMORTIZATION SCHEDULE - Normal amortization
Pmt	Date	Payment	Interest	Principal	Balance
Loan	06-30-2001				775,000.00
1	06-30-2001	7,500.00	0.00	7,500.00	767,500.00
2	07-31-2001	7,500.00	5,756.25	1,743.75	765,756.25
3	08-31-2001	7,500.00	5,743.17	1,756.83	763,999.42
4	09-30-2001	7,500.00	5,730.00	1,770.00	762,229.42
5	10-31-2001	7,500.00	5,716.72	1,783.28	760,446.14
6	11-30-2001	7,500.00	5,703.35	1,796.65	758,649.49
7	12-30-2001	21,124.23	5,689.87	15,434.36	743,215.13
2001	totals	66,124.23	34,339.36	31,784.87
8	01-30-2002	21,124.23	5,574.11	15,550.12	727,665.01
9	02-28-2002	21,124.23	5,457.49	15,666.74	711,998.27
10	03-30-2002	21,124.23	5,339.99	15,784.24	696,214.03
11	04-30-2002	21,124.23	5,221.61	15,902.62	680,311.41
12	05-30-2002	21,124.23	5,102.34	16,021.89	664,289.52
13	06-30-2002	21,124.23	4,982.17	16,142.06	648,147.46
14	07-30-2002	21,124.23	4,861.11	16,263.12	631,884.34
15	08-30-2002	21,124.23	4,739.13	16,385.10	615,499.24
16	09-30-2002	21,124.23	4,616.24	16,507.99	598,991.25
17	10-30-2002	21,124.23	4,492.43	16,631.80	582,359.45
18	11-30-2002	21,124.23	4,367.70	16,756.53	565,602.92
19	12-30-2002	21,124.23	4,242.02	16,882.21	548,720.71
2002	totals	253,490.76	58,996.34	194,494.42
20	01-30-2003	21,124.23	4,115.41	17,008.82	531,711.89
21	02-28-2003	21,124.23	3,987.84	17,136.39	514,575.50
22	03-30-2003	21,124.23	3,859.32	17,264.91	497,310.59
23	04-30-2003	21,124.23	3,729.83	17,394.40	479,916.19
24	05-30-2003	21,124.23	3,599.37	17,524.86	462,391.33
25	06-30-2003	21,124.23	3,467.93	17,656.30	444,735.03
26	07-30-2003	21,124.23	3,335.51	17,788.72	426,946.31
27	08-30-2003	21,124.23	3,202.10	17,922.13	409,024.18
28	09-30-2003	21,124.23	3,067.68	18,056.55	390,967.63

Exhibit A

Doug Atkins 06-26-2001 Pg 2
Pmt	Date	Payment	Interest	Principal	Balance
29	10-30-2003	21,124.23	2,932.26	18,191.97	372,775.66
30	11-30-2003	21,124.23	2,795.82	18,328.41	354,447.25
31	12-30-2003	21,124.23	2,658.35	18,465.88	335,981.37
2003	totals	253,490.76	40,751.42	212,739.34
32	01-30-2004	21,124.23	2,519.86	18,604.37	317,377.00
33	02-29-2004	21,124.23	2,380.33	18,743.90	298,633.10
34	03-30-2004	21,124.23	2,239.75	18,884.48	279,748.62
35	04-30-2004	21,124.23	2,098.11	19,026.12	260,722.50
36	05-30-2004	21,124.23	1,955.42	19,168.81	241,553.69
37	06-30-2004	21,124.23	1,811.65	19,312.58	222,241.11
38	07-30-2004	21,124.23	1,666.81	19,457.42	202,783.69
39	08-30-2004	21,124.23	1,520.88	19,603.35	183,180.34
40	09-30-2004	21,124.23	1,373.85	19,750.38	163,429.96
41	10-30-2004	21,124.23	1,225.72	19,898.51	143,531.45
42	11-30-2004	21,124.23	1,076.49	20,047.74	123,483.71
43	12-30-2004	21,124.23	926.13	20,198.10	103,285.61
2004	totals	253,490.76	20,795.00	232,695.76
44	01-30-2005	21,124.23	774.64	20,349.59	82,936.02
45	02-28-2005	21,124.23	622.02	20,502.21	62,433.81
46	03-30-2005	21,124.23	468.25	20,655.98	41,777.83
47	04-30-2005	21,124.23	313.33	20,810.90	20,966.93
48	05-30-2005	21,124.23	157.30	20,966.93	0.00
2005	totals	105,621.15	2,335.54	103,285.61
Grand totals		932,217.66	157,217.66	775,000.00

SUPREME COURT OF THE STATE OF NEW YORK

COUNTY OF NEW YORK

---------------------------------------------------------------------x

GRAND TOYS INTERNATIONAL, INC.,

Plaintiff, Index No. 600798/01

-against-

DANIEL ATKINS, MARK ATKINS, TERESA CONSENT JUDGMENT

ATKINS, DOUGLAS ATKINS, AND BRUCE MINOR,

Defendants.

---------------------------------------------------------------------x

WHEREAS, on February 15, 2001, plaintiff Grand Toys International, Inc. ("Grand Toys") moved this Court for summary judgment in lieu of complaint, pursuant to CPLR 3213 (the "Motion");

WHEREAS, defendants Daniel Atkins, Mark Atkins, Teresa Atkins, Douglas Atkins, and Bruce Minor ("defendants") served answering papers on counsel for Grand Toys and counsel for Grand Toys thereafter served and filed reply papers; and

WHEREAS, the parties now stipulate and agree that the amount set forth below is due and owing to Grand Toys by defendants, jointly and severally, under the various personal guaranties of defendants sued upon in this action;

NOW THEREFORE,

IT IS ORDERED, ADJUDGED AND DECREED that plaintiff Grand Toys shall have judgment in its favor and against defendants, jointly and severally, in the amount of Seven

Hundred Seventy Five Thousand Dollars ($775,000.00), which shall bear interest from the date of this Judgment at the applicable statutory rate for post-judgment interest.

Dated: New York, New York

__________________

PIPER MARBURY RUDNICK & KERA & GRAUBARD

WOLFE LLP 240 Madison Avenue

1251 Avenue of the Americas 7th Floor

New York, New York 10020 New York, New York 10016

(212) 835-6000 (212) 681-1600

______________________________ ______________________________

By: Joseph G. Finnerty III By: M. David Graubard

M Aaron M. Katz

Attorneys for Plaintiff Grand Toys Attorneys for Defendants

International, Inc.

____________________________________
DANIEL ATKINS

____________________________________
MARK ATKINS

____________________________________
THERESA ATKINS

SO ORDERED: ____________________________________
DOUGLAS ATKINS

______________________________ ____________________________________
BRUCE MINOR

SUPREME COURT OF THE STATE OF NEW YORK

COUNTY OF NEW YORK

-----------------------------------------------------------------x

GRAND TOYS INTERNATIONAL, INC.,

Plaintiff, Index No. 600798/01

-against-

DANIEL ATKINS, MARK ATKINS, TERESA STIPULATION DISCONTINUING

ATKINS, DOUGLAS ATKINS, AND BRUCE ACTION WITH PREJUDICE

MINOR,

Defendants.

----------------------------------------------------------------x

IT IS HEREBY STIPULATED AND AGREED by and between the undersigned, the attorneys of record for all parties to the above entitled proceeding, that whereas no party hereto is an infant or incompetent person f or whom a committee has been appointed or conservatee and no person not a party has an interest in the subject matter of the proceeding, the above entitled proceeding be, and the same hereby is discontinued with prejudice, subject to the terms of conditions of the Stipulation of Settlement between the plaintiff and defendants dated June 1 2001, and without costs to either party as against the other. This stipulation may be filed without further notice with the Clerk of the Court.

Dated: New York, New York

June , 2001

PIPER MARBURY RUDNICK & WOLFE LLP

Attorneys for Plaintiff

By

Joseph G. Finnerty, III, Esq.

1251 Avenue of the Americas

New York, NY 10020

(212) 835-6000

(212) 835-6001 Fax

KERA & GRAUBARD

Attorneys for Defendants

By

M. David Graubard

240 Madison-Avenue, 7th floor

New York, NY 10016

(212) 681-1600

(212) 681-1601 Fax

EXHIBIT C

Exhibit 10.17

SETTLEMENT AGREEMENT

This Settlement Agreement (the "Agreement") is entered into as of this __ day of February, 2002, by and among Grand Toys International, Inc. ("Grand"), Ark Puzzles, Inc. (formerly Great American Acquisition Corp.) ("Buyer") and Ark Foundation LLC ("Ark"), Ofer Nissim ("Nissim") and Knox Security Engineering Corporation ("Knox" and together with Ark and Nissim, the "Ark Parties").

WITNESSETH:

WHEREAS, on January 1, 1999, Ark sold substantially all of its assets (the "Assets") to Buyer, a wholly-owned subsidiary of Grand, pursuant to an Asset Purchase Agreement dated as of January 1, 1999 by and among Grand, the Buyer, Ark and Nissim (the "Purchase Agreement").

WHEREAS, in consideration for the Assets,

(i) Grand issued to Ark 200,000 shares of its Series A 5% Cumulative Convertible Redeemable Preferred Stock having a stated value of $5.00 per share (the "Preferred Shares"), which Preferred Shares provided that, upon conversion thereof, if the market price of Grand's stock was less than $5.00 per share, Grand would pay Ark in cash the difference between the market price per share and $5.00 (the "Conversion Shortfall"); and

(ii) Buyer issued to Ark a 9.76% Subordinated Promissory Note in the principal amount of $1,500,000 (the "Note"), which Note was secured by a pledge of 93,750 shares (after giving effect to Grand's recent one for four reverse split) of Grand's Common Stock (the "Pledged Shares") pursuant to a Pledge Agreement dated as of January 1, 2001 given by Grand in favor or Ark;

WHEREAS, in connection with the Purchase Agreement, Nissim became employed by Buyer pursuant to an Employment Agreement dated January 1, 1999 (the "Employment Agreement") and was granted options to purchase 12,500 shares (after giving effect to Grand's recent 1 for 4 reverse stock split) (the shares underlying the option being referred to as the "Option Shares");

WHEREAS, immediately following the consummation of the purchase of the Assets, the Preferred Shares were transferred by Ark to Knox;

WHEREAS, on or about March 30, 2000, the Buyer ceased all business operations and has failed to make any further payments to Ark under the Note or to Nissim under the Employment Agreement;

WHEREAS, on or about November 29, 2000, as a result of the failure of Buyer to make the payments under the Note, Ark took possession of the Note and, on or about August 23, 2001, Ark notified Grand that it intended to sell the Pledged Shares in partial satisfaction of Buyer's obligations under the Note;

WHEREAS, Knox has converted all of the Preferred Shares into shares of Grand Common Stock and, as a result of conversion shortfalls, Grand is obligated to Knox in the amount of $581,310 (the "Aggregate Shortfall Amount"); and

WHEREAS, Grand, Buyer, Ark, Knox and Nissim desire to settle all matters relating to the acquisition of the Assets and the employment of Nissim, including, without limitation, those described above.

NOW, THEREFORE, in consideration of the promises and covenants set forth below, the sufficiency and adequacy of which is acknowledged, the parties agree as follows:

1. Issuance of Shares in Satisfaction of Shortfall Amount. In full satisfaction of the Aggregate Shortfall Amount, Grand shall issue to Knox 242,213 shares of its Common Stock (the "Shortfall Shares") at a purchase price of $2.40 per share, which purchase price shall be satisfied by the setoff of the Aggregate Shortfall Amount. Within three business days after the parties have fully executed this Agreement, Grand shall cause its transfer agent to issue to Knox a certificate representing the Shortfall Shares. Knox acknowledges that the Shortfall Shares have not been registered under the Securities Act of 1933 (the "Securities Act") and until they have been sold pursuant to the registration statement described in Section 5 hereof, shall bear a restrictive legend and stop transfer instructions shall be maintained by the transfer agent with respect to the Shortfall Shares.

2. Removal of Legends on Pledged Shares. In full satisfaction of Buyer's obligations under the Note and Grand's obligations under the Pledge Agreement, Grand hereby relinquishes all rights that it has in and to the Pledge Shares and immediately following the execution of this Agreement, Grand shall cause its transfer agent to remove all legends and stop transfer instructions on the Pledged Shares and Ark shall be free to transfer the shares without restriction.

3. Option to Purchase Assets. (a) At any time during the period (the "Option Period") commencing on the date hereof and ending at 5:00 pm New York City Time on July 5, 2002 (the "Expiration Date"), Ark or its designees shall have the right to purchase all of the Assets, including Buyer's inventory, trademarks, patents, trade names and other intellectual property rights, contract rights and records relating to the Assets and all derivative works related thereto.

(b) The purchase price for the Assets shall be Buyer's landed cost of Buyer's inventory plus 15% (the "Purchase Price"). Grand shall provide Ark or its designees with documentation which verifies the Purchase Price.

(c) The option may be exercised at any time during the Option Period. However, if Ark or its designee fails to pay the Purchase Price before the Expiration Date, the option shall expire. Promptly following the exercise of the Option and payment of the Purchase Price, Buyer shall assign all of the Assets to Ark or its designee and shall deliver to Ark or its designee a bill of sale related thereto in customary form and, to the extent reasonable and customer, other necessary or desirable instruments of assignment. All of the Assets shall be transferred to Ark free and clear of all liens, claims and encumbrances and Grand shall continue to be liable for all liabilities and obligations arising from its use of the Assets prior to their transfer to Ark. Except for the foregoing, neither Buyer nor Grand makes any representation or warranty with respect to the assets and Ark or its designee shall accept the Assets "as is."

(d) Upon the transfer of the Assets, Buyer or Grand shall notify the manufacturers of the inventory and other related contractors, including printers, packaging providers and graphic designers, of the assignment of the Assets and shall otherwise cooperate with Ark or its designee (without requiring the expenditure of funds) to ensure a smooth transfer of the Assets.

4. Termination of Employment Agreement. By executing this Agreement, Nissim and Buyer agree that the Employment Agreement is terminated and neither Nissim or Buyer shall have any further obligation under the Employment Agreement whether accrued or otherwise.

5. Registration. (a) Within three business days after the execution of this Agreement, Grand shall prepare and file with the Securities and Exchange Commission (the "Commission") a registration statement (the "Registration Statement") registering for resale the Shortfall Shares, the Option Shares and, if for any reason the Pledged Shares are not eligible for transfer under the provisions of Rule 144(k), the Pledged Shares (the "Registrable Securities"). Grand shall use all commercially reasonable efforts to cause the Registration Statement to become effective as soon thereafter as practicable, including promptly responding to any and all Commission comments, if any, and shall use commercially reasonable efforts to keep the Registration continuously effective for at least one year after it first becomes effective (such one year period being extended by any period of time during which the registration is suspended) or such earlier time as the holders of Registrable Securities are able to sell any of such Registrable Securities without restriction pursuant to Rule 144(k) of the Securities Act.

(b) In connection with the Registration Statement, Grand shall as expeditiously as possible:

(i) furnish to each seller of Registrable Securities such number of copies of the Registration Statement and the prospectus included therein (including each preliminary prospectus) as such persons reasonably may request in order to facilitate the intended disposition of the Registrable Securities covered by such Registration Statement;

(ii) list the Registrable Securities covered by such Registration Statement on the Nasdaq SmallCap Market or any securities exchange or national quotation system that the securities then trade on and use its commercially reasonable efforts to register or qualify the Registrable Securities covered by such registration statement under the securities or "blue sky" laws of such jurisdictions as the sellers of the Registrable Securities shall reasonably request; provided, however, that Grand shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified or to consent to general service of process in any such jurisdiction nor shall its directors of officers be required to escrow any shares as a condition to such registration;

(iii) immediately notify each seller of Registrable Securities at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event of which Grand has knowledge as a result of which the prospectus contained in such Registration Statement, as then in effect, includes any untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing and promptly amend or supplement such Registration Statement to correct any such untrue statement or omission;

(iv) notify each seller of Registrable Securities of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceedings for that purpose and make commercially reasonable efforts to prevent the issuance of any stop order and, if any stop order is issued, to obtain the lifting thereof at the earliest possible time;

(v) take all actions reasonably necessary to facilitate the timely preparation and delivery of certificates (not bearing any legend restricting the sale or transfer of such securities) representing the Registrable Securities sold pursuant to the Registration Statement and to enable such certificates to be in such denominations and registered in such names as the holders of Registrable Securities may reasonably request without restrictive legend; and

(vi) take all other reasonable actions necessary to expedite and facilitate the registration of the Registrable Securities pursuant to the Registration Statement.

(c) In connection with each registration hereunder, the holders of Registrable Securities will furnish to Grand in writing such information with respect to themselves and the proposed distribution by them as reasonably shall be necessary in order to assure compliance with federal and applicable state securities laws. In addition, none of such holders will sell any Registrable Shares after being notified of an event described in Sections 5.1(b)(iii) or (iv) of this Agreement until the shares can be sold without violating any applicable securities laws.

(d) All expenses incurred by Grand in complying with the provisions of this Section 5 shall be paid by Grand, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel and independent public accountants for Grand, fees and expenses (including counsel fees) incurred in connection with complying with state securities or "blue sky" laws, fees of the National Association of Securities Dealers, Inc., fees of the transfer agents and registrars. Grand's expenses shall not include any selling commissions incurred by Seller, any taxes levied on the seller as a result of the sale of such shares and any fees and expenses of counsel to selling shareholders.

(e)(i) Subject to the conditions set forth below, Grand agrees to indemnify and hold harmless the Ark Parties, their officers, directors, employees, agents, and each person, if any, who controls the Ark Parties within the meaning of Section 15 of the Securities Act or Section 20(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), from and against any and all loss, liability, charge, claim, damage, and expense whatsoever (which shall include, for all purposes of this Section 5, but not be limited to, reasonable attorneys' fees and any and all reasonable expenses whatsoever incurred in investigating, preparing, or defending against any litigation, commenced or threatened, or any claim whatsoever, and any and all amounts paid in settlement of any claim or litigation) as and when incurred, arising out of, based upon, or in connection with any untrue statement or alleged untrue statement of any material fact contained in any Registration Statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained in the Registration Statement, or any amendment or supplement to such Registration Statement, or arise out of or are based upon the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading or any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any state securities law or any rule or regulation promulgated under the Securities Act, the Exchange Act or any state securities laws in connection with the offering covered by such registration statement, unless (x) such statement or omission was made in reliance upon and in conformity with information furnished to Grand with respect to an Ark Party by or on behalf of an Ark Party expressly for inclusion in any registration statement, preliminary prospectus, or final prospectus, or any amendment or supplement thereto, or in any application, as the case may be, or (y) such loss, liability, charge, claim, damage or expense arises out of an Ark Party's failure to comply with the terms and provisions of this Agreement. The foregoing agreement to indemnify shall be in addition to any liability Grand may otherwise have, including liabilities arising under this Agreement.

(ii) If any action is brought against an Ark Party or any of their officers, directors, employees, agents, or counsel, or any controlling persons of such person (an "indemnified party") in respect of which indemnity may be sought against Grand pursuant to the foregoing paragraph, such indemnified party or parties shall promptly notify Grand in writing of the institution of such action (but the failure so to notify shall not relieve Grand from any liability other than pursuant to this Section 5 unless it has been prejudiced thereby) and the Company shall promptly assume the defense of such action, including the employment of counsel (reasonably satisfactory to such indemnified party or parties) provided that the indemnified party shall have the right to employ its or their own counsel in any such case, but the fees and expenses of such counsel shall be at the expense of such indemnified party or parties unless the employment of such counsel shall have been authorized in writing by Grand in connection with the defense of such action or Grand shall not have promptly employed counsel reasonably satisfactory to such indemnified party or parties to have charge of the defense of such action or such indemnified party or parties shall have reasonably concluded that there may be one or more legal defenses available to it or them or to other indemnified parties which are different from or additional to those available to Grand and which are in conflict with those of Grand, in any of which events such fees and expenses shall be borne by Grand and Grand shall not have the right to direct the defense of such action on behalf of the indemnified party or parties. Anything in this Section 5 to the contrary not withstanding, Grand shall not be liable for any settlement of any such claim or action effected without its written consent, which shall not be unreasonably withheld. Grand shall not, without the prior written consent of each indemnified party that is not released as described in this sentence, settle or compromise any action, or permit a default or consent to the entry of judgment in or otherwise seek to terminate any pending or threatened action, in respect of which indemnity may be sought hereunder (whether or not any indemnified party is a party thereto) unless such settlement, compromise, consent, or termination includes an unconditional release of each indemnified party from all liability in respect of such action. Grand agrees promptly to notify the Ark Parties of the commencement of any litigation or proceedings against Grand or any of its officers or directors in connection with the sale of any Registrable Securities or any preliminary prospectus, prospectus, registration statement, or amendment or supplement thereto, or any application relating to any sale of any Registrable Securities.

(iii) The Ark Parties, jointly and severally, agree to indemnify and hold harmless Grand, each of its directors and officers and each underwriter (if any) and each person, if any, who controls Grand or any such underwriter within the meaning of the Securities Act or the Exchange Act, and any other seller of share in such Registration Statement, or any such seller's partners, directors or officers and each person, if any, who controls such seller within the meaning of the Securities Act and the Exchange Act, and its or their respective agents, to the same extent as the foregoing indemnity from Grand to the Ark Parties in Section 5(e)(i) but only with respect to statements or omissions, if any, made in any registration statement, preliminary prospectus, or final prospectus (as from time to time amended and supplemented) or any amendment or supplement thereto, or in any application, in reliance upon and in conformity with information furnished to Grand with respect to the Ark Parties by or on behalf of the Ark Parties, for inclusion in any such registration statement, preliminary prospectus, or final prospectus, or any amendment or supplement thereto, or in any application, as the case may be. If any action shall be brought against Grand or any other person so indemnified based on any such registration statement, preliminary prospectus, or final prospectus, or any amendment or supplement thereto, or in any application, and in respect of which indemnity may be sought against the Ark Parties pursuant to this Section 5, the Ark Parties shall have the rights and duties given to Grand, and Grand and each other person so indemnified shall have the rights and duties given to the indemnified parties, by the provisions of Section 5(e)(i).

(iv) To provide for just and equitable contribution, if (1) an indemnified party makes a claim for indemnification pursuant to Section 5(e)(i) or 5(e)(iii) (subject to the limitations thereof) but it is found in a final judicial determination, not subject to further appeal, that such indemnification may not be enforced in such case, even though this Agreement expressly provides for indemnification in such case, or (2) any indemnified or indemnifying party seeks contribution under the Securities Act, the Exchange Act or other wise, then Grand (including for this purpose any contribution made by or on behalf of any director of Grand, any officer of Grand who signed any such registration statement, any controlling person of Grand, and its or their respective counsel) as one entity, and the Ark Parties (including for this purpose any contribution by or on behalf of an indemnified party) as a second entity, shall contribute to the losses, liabilities, claims, damages, and expenses whatsoever to which any of them may be subject, on the basis of relevant equitable considerations such as the relative fault of Grand and the Ark Parties in connection with the facts which resulted in such losses, liabilities, claims, damages, and expenses. The relative fault, in the case of an untrue statement, alleged untrue statement, omission, or alleged omission shall be determined by, among other things, whether such statement, alleged statement, omission or alleged omission relates to information supplied by Grand or by the Ark Parties, and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such statement, alleged statement, omission, or alleged omission. Grand and the Ark Parties agree that it would be unjust and inequitable if the respective obligations of Grand and the Ark Parties for contribution were determined by pro rata or per capita allocation of the aggregate losses, liabilities, claims, damages, and expenses (even if the Ark Parties and the other indemnified parties were treated as one entity for such purpose) or by any other method of allocation that does not reflect the equitable considerations referred to in this Section 5(e)(iv). No person guilty of a fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who is not guilty of such fraudulent misrepresentation. For purposes of this Section 5(e) each person, if any, who controls an Ark Party within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act and each officer, director, partner, employee and agent of the Ark Parties or control person shall have the same rights to contribution as an Ark Party and each person, if any, who controls Grand within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act, each officer of Grand who shall have signed any such registration statement, each director of Grand, and its or their respective counsel shall have the same rights to contribution as Grand, subject to each case to the provisions of this Section 5(e)(iv). Anything in this Section 5(e)(iv) to the contrary notwithstanding, no party shall be liable for contribution with respect to the settlement of any claim or action effected without its written consent. This Section 5(e)(iv) is intended to supersede any right to contribution under the Securities Act, the Exchange Act or otherwise.

6. Non-Disparagement by Ark, Knox and Nissim. Each of Ark, Knox and Nissim will, and shall use commercially reasonable efforts to cause their respective managers, members, directors, officers and employees to, immediately and forever cease from engaging in any communication, whether true or untrue, that disparages, or in any way negatively characterizes or references, Grand or Buyer or their respective subsidiaries, officers, directors, employees, agents, representatives or advisors known by any of Ark, Knox or Nissim or their respective members, directors, officers or employees to be such, nor shall any of them encourage any third party to do the same. Such prohibited communications shall not be conducted by any means whatsoever, including, but not limited to, communications transmitted in person, orally, on the telephone, in writing, through electronic mail, and through the Internet, on bulletin boards or otherwise. Each of Ark, Knox and Nissim further agrees to, and to use commercially reasonable efforts to cause their respective members, managers, directors, officers and employees to, refrain from making any public statement or reference regarding Grand or Buyer or their respective subsidiaries, officers, directors, employees, agents, representatives or advisors known by any of Ark, Knox or Nissim or their respective members, directors, officers or employees to be such, including, but not limited to, any statement at a meeting of Grand's shareholders.

7. Non-Disparagement by Grand. Grand will, and shall use commercially reasonable efforts to cause its subsidiaries, directors, officers and employees to, immediately and forever cease from engaging in any communication, whether true or untrue, that disparages, or in any way negatively characterizes or references, Ark, Knox or Nissim or their respective members, managers, officers, directors, employees, agents, representatives or advisors known by Grand or its directors, officers or employees to be such, nor shall it encourage any third party to do the same. Such prohibited communications shall not be conducted by any means whatsoever, including, but not limited to, communications transmitted in person, orally, on the telephone, in writing, through electronic mail, and through the Internet, on bulletin boards or otherwise. Grand further agrees to, and to use commercially reasonable efforts to, cause its subsidiaries, directors, officers and employees to, refrain from making any public statement or reference regarding Ark, Knox or Nissim or their respective, members, managers, officers, directors, employees, agents, representatives or advisors known by Grand or its subsidiaries, officers, directors and employees to be such, including, but not limited to, any statement at a meeting of Grand's shareholders.

8. Grand Releases. Simultaneously with the execution of this Agreement, Ark, Knox and Nissim shall deliver to Grand and Buyer two originally executed and notarized releases in the form attached hereto as Exhibit A in favor of Grand, Buyer and its officers and directors, et al.

9. Ark, Knox and Nissim Releases. Simultaneously with the execution of this Agreement, Grand and Buyer shall deliver to Ark, Knox and Nissim two originally executed and notarized releases in the form attached hereto as Exhibit B in favor of each of Ark, Knox and Nissim and its directors, officers, et. al.

10. Antidilution. The aggregate number of shares of Registrable Securities that are being issued hereunder shall be appropriately adjusted for any increase or decrease in the number of outstanding shares of Common Stock resulting from a stock split or other subdivision or consolidation of shares of Common Stock or for other capital adjustments or payments of stock dividends or distributions or other increases or decreases in the outstanding shares of Common Stock effected without receipt of pro rata consideration by Grand or other similar transactions.

11. Representations of Grand. Grand and Buyer represents and warrants to Ark, Knox and Nissim as follows:

(a) Each of Grand and Buyer is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of organization and has all requisite corporate power and authority to own and lease its properties, to conduct its business as presently conducted and as proposed to be conducted by it and to enter into and perform this Agreement and to carry out the transactions contemplated by this Agreement. Ark Puzzles Inc. has ceased all active business operations.

(b) The issuance, sale and delivery of the Registrable Securities in accordance with this Agreement have been duly authorized and reserved for issuance, by all necessary corporate action on the part of Grand. The Registrable Securities, when so issued, sold and delivered against payment therefor in accordance with the provisions of this Agreement, will be duly and validly issued, fully paid and non-assessable and are not and will not be subject to any preemptive rights or rights of first refusal imposed by or upon Grand that have not been properly waived or complied with.

(c) The execution, delivery and performance by Grand and Buyer of this Agreement and the consummation by Grand and Buyer of the transactions contemplated hereby and thereby, have been duly authorized by all necessary corporate action. This Agreement has been duly executed and delivered by Grand and Buyer and constitutes a valid and binding obligations of each of them enforceable in accordance with its terms. The execution and performance of the transactions contemplated by this Agreement and compliance with their provisions by Grand and Buyer: (i) will not violate any provision of law applicable to Grand or Buyer; and (ii) will not conflict with or result in any breach of any of the terms, conditions or provisions of, or constitute a default under, its Articles of Incorporation or By-laws (each as amended to date and presently in effect), or any indenture, lease, agreement or other instrument to which Grand or Buyer is a party or by which it or any of its properties is bound, or any decree, judgment, order, statute, rule or regulation applicable to Grand or Buyer.

(d) Grand hereby represents that it has consulted with its counsel and its counsel has agreed to promptly deliver an opinion letter or instruction letter to the transfer agent relating to the removal of the legend from the certificate evidencing the Pledged Shares.

12. Representations of Ark, Knox and Nissim. Ark, Knox and Nissim represents and warrants to Grand and Buyer as follows:

(a) Each of Ark and Knox is a corporation or limited liability company duly organized, validly existing and in good standing under the laws of its state of organization and has all requisite power and authority to own and lease its properties, to conduct its business as presently conducted and as proposed to be conducted by it. Each of Ark, Knox and Nissim has the power and capacity to enter into and perform this Agreement and to carry out the transactions contemplated by this Agreement.

(b) Each of Ark, Knox and Nissim is acquiring the Registrable Shares for its own account for investment and not with a view to, or for sale in connection with, any distribution thereof, nor with any present intention of distributing or selling the same except in accordance with applicable law; and, except as contemplated by this Agreement, neither Ark, Knox nor Nissim has a present or contemplated agreement, undertaking, arrangement, obligation, indebtedness or commitment providing for the disposition thereof.

(c) Ark, Knox and Nissim have full power and authority to enter into and to perform this Agreement in accordance with its terms and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by each of Ark, Knox and Nissim and constitutes valid and binding obligations of each of them enforceable in accordance with its terms. The execution and performance of the transactions contemplated by this Agreement and compliance with their provisions by Ark, Knox and Nissim: (i) will not violate any provision of law applicable to any of them; and (ii) will not conflict with or result in any breach of any of the terms, conditions or provisions of, or constitute a default under, its Articles of Incorporation, Certificate of Formation, By-laws or Operating Agreement (each as amended to date and presently in effect), or any indenture, lease, agreement or other instrument to which any of Ark, Knox or Nissim is a party or by which he or it or any of his or its properties is bound, or any decree, judgment, order, statute, rule or regulation applicable to any of them.

(d) Each of Ark, Knox and Nissim is an Accredited Investor within the definition set forth in Rule 501(a) of the Securities Act.

13. Notices. Any and all notices and other communications permitted or required under this Agreement shall be in writing and shall be deemed given, upon receipt, if personally delivered, mailed or confirmed facsimile to the parties as follows, or at such other addresses as they may indicate by written notice given as herein provided:

If to Grand and Buyer:

1710 Route Transcanadienne

Dorval, Quebec H9P 1H7

Canada

Telecopy No. (514) 685-2825

Attention: Ian Bradley

President

with a copy to:

Piper Marbury Rudnick & Wolfe LLP

1251 Avenue of the Americas

New York, NY 10020

Telecopy No. (212) 835-6001

Attention: Paul J. Pollock, Esq.

and

Adessky, Poulin

Place Canada Trust

18th etage

999 Boul. de Maisonneuve Ouest

Montreal, Quebec H3A 3L4

Canada

Telecopy No. (514) 288-2697

Attention: Elliot L. Bier, Esq.

14. Costs and Expenses. Each party shall bear his or its own attorneys' fees, expenses and costs incurred in connection with the matters set forth in this Agreement or otherwise.

15. Representation by Counsel. Each party agrees that it has been represented by counsel; has read this Agreement; understands its terms; and is satisfied to accept this Agreement based on the information presently available to it with the express understanding that litigation could disclose further material facts bearing upon this Agreement.

15. Binding Agreement. This Agreement shall be enforceable by and is binding upon the parties hereto and their respective successors, assigns, agents and representatives.

16. No Further Representations. The parties to this Agreement represent, warrant and acknowledge that in executing this Agreement, none is relying, and has not relied, on any representation or statement made by any other party with regard to the subject matter, basis or effect of this Agreement except for any representations that may be contained in this Agreement.

17. Entire Agreement. This Agreement constitutes the complete settlement of all disputes existing among the parties hereto and fully supersedes any and all prior agreements or understandings between them; provided, however, that if Grand breaches its obligations in this Agreement under any of Sections 1, 2 or 5 and fails to cure such breach within 60 days after the Ark Parties Notify Grand of the existence of such breach, then, at the option of the Ark Parties, this Agreement (other than Sections 14 and 20) shall become null and void and all of the rights of the parties shall revert back to those that existed immediately prior to the execution of this Agreement by the parties hereto.

18. Counterparts. This Agreement may be executed in counterparts by each party signing separate signature pages with all signature pages collected as one document. Facsimile signatures by the parties shall be acceptable and binding on the parties.

19. Constructions. The parties acknowledge that this Agreement results from negotiations among all the parties. Accordingly, no ambiguity in this Agreement shall be construed against any party on the basis that any one (or more) of the parties drafted this Agreement.

20. No Admission of Liability. Neither the execution of this Agreement nor anything herein contained is intended to be, nor shall be construed to be an admission by any of the parties of any liability to each other party, now, in the past or in the future, or an admission of the existence of facts upon which liability could be based. Neither this Agreement nor evidence of the existence, execution or content hereof shall ever be offered or admitted into evidence by any party in any suit or proceeding in any way relating to or arising out of or under or in connection with the suit or the facts or circumstances alleged or described in the pleadings in the suit.

IN WITNESS HEREOF the parties have executed this Settlement Agreement as of the day and date first above written.

KNOX SECURITY ENGINEERING CORPORATION

By:________________________

ARK FOUNDATION LLC

By:________________________

____________________________

Ofer Nissim

GRAND TOYS INTERNATIONAL, INC.

By:________________________

ARK PUZZLES, INC.

By:________________________

Exhibit 21

The following is a list of the Company's subsidiaries:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc. (dissolved on January 29, 2002)

Ark Creations, Inc. (ceased operations in 2000)

Sababa Toys, Inc.

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

Grand Toys International, Inc.

We consent to incorporation by reference in the registration statement (No. 333-68957) on Form S-8 and registration statement (No. 333-81526) on Form S-3 of Grand Toys International, Inc. of our report dated March 1, 2002, relating to the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001, and related schedules which report appears in the December 31, 2001 annual report on Form 10-K of Grand Toys International, Inc.

(signed) KPMG LLP

Chartered Accountants

March 1, 2002

Montreal, Canada

GRAND TOYS INTERNATIONAL, INC.

Signatures

Years ended December 31

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 29, 2002	GRAND TOYS INTERNATIONAL, INC.

By: /S/ R. Ian Bradley
R. Ian Bradley
President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/S/ Elliot Bier	Chairman and Director	March 29, 2002
Elliot Bier

/S/ R. Ian Bradley	President and CEO (Principal Executive Officer)	March 29, 2002
R. Ian Bradley

/S/ Tania M. Clarke	Executive Vice President and CFO
Tania M. Clarke	(Principal Financial and Accounting Officer)	March 29, 2002

/S/ James Rybakoff	Director	March 29, 2002
James Rybakoff

/S/ David Mars	Director	March 29, 2002
David Mars

/S/ Stephen Altro	Director	March 29, 2002
Stephen Altro

Consolidated Financial Statements of

GRAND TOYS international, inc.

Years ended December 31, 2001, 2000 and 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Grand Toys International, Inc.

We have audited the consolidated balance sheets of Grand Toys International, Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

With respect to the consolidated financial statements for the years ended December 31, 2001 and 2000, we conducted our audits in accordance with United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended December 31, 1999, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc. and subsidiaries as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 (a) to the consolidated financial statements, the Company has suffered recurring losses, which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 1, 2002

GRAND TOYS international, inc.

Consolidated Financial Statements

Years ended December 31, 2001, 2000 and 1999

Financial Statements

GRAND TOYS international, inc.

Consolidated Balance Sheets

Years ended December 31, 2001, 2000 and 1999

	2001	2000

Assets

Current assets:
Cash	$ -	$ 211,515
Short-term deposit (note 16(d))	250,000	-
Accounts receivable (net of allowance for doubtful
accounts of $12,556; 2000 - $24,008)	1,386,333	1,498,999
Current portion of loan receivable (note 3)	194,494	434,371
Due from employees and affiliated company	2,034	40,551
Income taxes recoverable	143,668	464,455
Inventory	1,838,770	1,991,918
Prepaid expenses	781,867	762,234
Total current assets	4,597,166	5,404,043

Loan receivable, (note 3)	548,721	-

Other assets (note 4)	236,436	-

Deferred income taxes (note 12 (c))	-	684,996

Equipment and leasehold improvements, net (note 5)	360,275	457,016

Total assets	$ 5,742,598	$ 6,546,055

	2001	2000

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$ 602,577	$ -
Trade accounts payable	1,974,030	1,610,029
Other accounts payable and accrued liabilities	307,974	297,990
Provision for lawsuit (note 16 (c))	-	550,000
Shortfall on share conversions (note 8)	581,310	118,000
Royalties payable	20,104	23,428
Total current liabilities	3,485,995	2,599,447

Long term debt (note 7)	-	1,500,000

Minority interest	100	100

Redeemable preferred stock (note 8)	-	500,000

Stockholders' equity:
Capital stock (note 9):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
1,285,119 shares issued and outstanding
(2000 - 808, 726 shares)	1,285	3,235
Series B preferred stock, $0.001 par value:
915,000 shares authorized,
915,000 shares issued and outstanding
(2000 - nil shares)	800	-
	2,085	3,235
Additional paid-in capital	21,496,788	19,696,577
Deficit	(18,253,908)	(16,882,416)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(988,462)	(870,888)
	2,256,503	1,946,508

Commitments and contingencies (notes 15 and 16)

Total liabilities and stockholders' equity	$ 5,742,598	$ 6,546,055

See accompanying notes to consolidated financial statements.

On behalf of the Board:

_______________________ Director

_______________________ Director

GRAND TOYS international, inc.

Consolidated Statements of Operations

Years ended December 31
	2001	2000	1999

Net sales	$ 8,887,567	$ 12,017,885	$ 37,260,250

Cost of goods sold	6,065,044	11,657,715	26,481,341

Gross profit	2,822,523	360,170	10,778,909

Operating expenses:
Selling, general and administrative	5,533,328	6,497,677	10,111,421
Bad debt expense	147,438	94,072	84,294
Depreciation and amortization	122,952	283,340	405,804
Foreign exchange loss (gain)	88,270	26,667	(177,982)
Interest on long term debt	-	109,800	87,192
Other interest expense	47,271	778,305	457,061
Interest revenue	(101,383)	(134,072)	-
Unusual items (note 11)	(838,102)	3,625,055	814,669
	4,999,774	11,280,844	11,782,459

Loss before income taxes and extraordinary item	(2,177,251)	(10,920,674)	(1,003,550)

Income taxes recovery (expense) (note 12):
Current	295,632	763,961	(390,912)
Deferred	(185,411)	-	684,996
	110,221	763,961	294,084

Loss before extraordinary item	(2,067,030)	(10,156,713)	(709,466)

Extraordinary item:
Gain on forgiveness of long-term debt
net of deferred income taxes of 499,585 (note 7)	695,538	-	-

Net loss	$ (1,371,492)	$ (10,156,713)	$ (709,466)

Earnings per share (notes 1 (j) and 13):
Basic and diluted before extraordinary item	$ (1.75)	$ (12.70)	$ (1.38)
Extraordinary item-basic and diluted	0.59	-	-
Basic	(1.16)	(12.70	(1.38)
Diluted	(1.16)	(12.70	(1.38)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31
	Capital Stock	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total

January 1, 1999	$ 1,578	$ 10,599,559	$ (5,991,237)	$ (648,173)	$ 3,961,727

Net loss for the year	-	-	(709,466)	-	(709,466)
Foreign currency adjustment	-	-	-	59,847	59,847

Total comprehensive income	-	-	-	-	(649,619)

Dividends	-	-	(25,000)	-	(25,000)

Stock options	1,557	8,440,118	-	-	8,441,675

Warrants	-	275,000	-	-	275,000

December 31, 1999	3,135	19,314,677	(6,725,703)	(588,326)	12,003,783

Net loss for the year	-	-	(10,156,713)	-	(10,156,713)
Foreign currency adjustment	-	-	-	(282,562)	(282,562)

Total comprehensive income	-	-	-	-	(10,439,275)

Share conversion (note 9 (c))	100	499,900	-	-	500,000

Shortfall on share conversions (note 8)	-	(118,000)	-	-	(118,000)
December 31, 2000	$ 3,235	$ 19,696,577	$ (16,882,416)	$ (870,888)	$ 1,946,508
Net loss for the year	-	-	(1,371,492)	-	(1,371,492)
Foreign currency adjustment	-	-	-	(117,574)	(117,574)
Total comprehensive income				(1,489,066)
Share conversions (note 9 (c))	100	499,900	-	-	500,000
Shortfall on share conversions (note 8)	-	(463,310)	-	-	(463,310)
Share issuance in settlement of long- term debt (notes 7 and 9(c))	375	304,312	-	-	304,687
Private Sale of common stock (note 9 (c))	1,428	498,572	-	-	500,000
Reverse stock split (note 9)	(3,854)	3,854	-	-	-
Stock options (note 9 (c))	1	682	-	-	683
Private sale of preferred stock (note 9 (c))	800	799,200	-	-	800,000
Compensation expense (note 10)	-	157,001	-	-	157,001
December 31, 2001	$ 2,085	$ 21,496,788	$ (18,253,908)	$ (988,462)	$ 2,256,503

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31
	2001	2000	1999

Cash flows from operating activities:
Net loss	$ (1,371,492)	$ (10,156,713)	$ (709,466)
Adjustments for:
Depreciation and amortization	122,952	496,059	511,404
Compensation expense	68,735	-	-
Gain on forgiveness of long-term debt	(1,195,123)	-	-
Deferred income taxes	684,996	-	(684,996)
(Reduction of ) provision for loan receivable	(288,102)	434,371	-
Write-off of intangibles	-	2,253,516	-
Write-off of deferred acquisition costs	-	123,168	-
Write-off of deferred financing costs	-	535,109	-
Write-down of inventory	-	1,861,681	-
Write-off of equipment and leasehold improvements	-	-	267,613
Loss on disposal of equipment	-	3,470
Net change in operating working capital
items (note 14)	355,931	6,725,112	(713,658)
Net cash (used for) provided by operating activities	(1,622,103)	2,275,773	(1,329,103)

Cash flows from financing activities:
Increase (decrease) increase in bank indebtedness	605,819	(426,299)	(6,520,705)
Increase in deferred financing charges	-	(26,460)	(511,034)
(Decrease) increase in long term debt	-	(444,444)	444,444
Share issuance proceeds (note 9 (c))	1,300,683	-	8,441,675
Other	-	278	(20,359)
Net cash provided by (used for) financing activities	1,906,502	(896,925)	1,834,021

Cash flows from investing activities:
Purchase of short-term deposit (note 16 (d))	(250,000)	-	-
Loan receivable	(177,739)	(1,052,169)	-
Increase in other assets	(20,742)	-	-
Additions to equipment and leasehold improvements	(47,433)	(140,586)	(570,081)
Proceeds on disposal of equipment	-	25,422	-
Acquisition of assets	-	-	90,163
Dividends paid	-	-	(25,000)
Net cash used for investing activities	(495,914)	(1,167,333)	(504,918)
Net (decrease) increase in cash	(211,515)	211,515	-
Cash, beginning of year	211,515	-	-
Cash, end of year	$ -	$ 211,515	$ -
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 47,271	$ 109,800	$ 438,653
Income taxes	29,800	467,900	148,962
Non-cash transactions:
Share conversions	500,000	500,000	-
Shortfall on share conversions	463,310	118,000	-
See accompanying notes to consolidated financial statements

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2001, 2000 and 1999

Grand Toys International, Inc., a Nasdaq SmallCap listed Company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and US operating subsidiaries, is the distribution of toys and related items.

  Significant accounting policies:

(a) Basis of presentation:

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company incurred a significant operating loss in fiscal 2000 primarily as a result of the loss of one of its significant major product lines and the reduced market demand for certain other products. The Company has again incurred an operating loss in the year ended December 31, 2001.

In 2001, the Company secured a line of credit to finance its inventory and accounts receivable and also realized net proceeds from the sale of capital stock and warrants. This financing however is not sufficient and the Company will require additional financing before the end of the 2002 fiscal year.

The above matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its obtaining additional financing and its return to profitable operations.

(b) Principles of consolidation:

These consolidated financial statements, presented in US dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c) Revenue recognition:

Sales are recognized at the time of shipment of products. The Company estimates liabilities and records provisions for customer allowances as a reduction of revenue, when such revenue is recognized.

(d) Inventory:

Inventory is valued at the lower of cost, determined by the first in, first out method, and net realizable value. The only significant class of inventory is finished goods.

(e) Prepaid expenses:

Prepaid expenses primarily include insurance, advances on inventory purchases and current portion of royalties and product development costs.

(f) Other assets:

Prepaid royalties are capitalized and written off over the term of the related agreements.

Product development costs for proprietary product lines are capitalized and written off over a period of nineteen months.

  Significant accounting policies (continued):

(g) Equipment and leasehold improvements:

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
		lease plus one
		renewal term

(h) Impairment of long-lived assets and long-lived assets to be disposed of:

Management reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest charges, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(j) Earnings per share:

(i) On September 4, 2001, the Company completed a one-for-four reverse stock split. For purposes of earnings per share calculations and all share amounts, the comparative numbers of shares have been restated to reflect the reverse split.

(ii) Basic earnings per share are determined by dividing the weighted average number of common shares outstanding during the period into net earnings (loss).

(iii) Diluted earnings per share give effect to all potentially dilutive common shares that existed at December 31, 2001.

December 31, 2000.

(k) Advertising and promotion:

All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the year is $637,661 (2000 - $720,556; 1999 - $746,189).

  Significant accounting policies (continued):

(l) Employee stock option plan:

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, allows entities to continue to apply the provisions of APB Opinion No. 25 and requires pro-forma net earnings and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in FASB Statement No. 123 had been applied. This disclosure is included in the notes to these statements.

(m) Comprehensive income:

Comprehensive income consists of net income and cumulative currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

(n) Use of estimates:

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

  Acquisition:

On January 1, 1999, Ark Creations Inc. ("Ark Creations"), a wholly-owned subsidiary, acquired all of the assets of Ark Foundation LLC, for an aggregate of $2,500,000, consisting of the Company's convertible preferred stock having a stated value of $1,000,000 (see note 8) and an interest bearing promissory note of Ark Creations in the principal amount of $1,500,000 (see note 7). The Company accounted for the acquisition under the purchase method of accounting.

The Company terminated the operations of Ark Creations during 2000 and recognized the permanent impairment in the value of goodwill and patents from an acquisition of $2,253,516. The impairment is included in the caption, unusual items, in the Consolidated Statements of Operations (see note 11).

  Loan receivable:

The loan receivable is due from Limited Treasures Inc. ("Limited Treasures"), a company which was an acquisition target in 1999. The loan is secured by accounts receivable and inventory and personal guarantees of the shareholders of Limited Treasures. In 2000, the Company recorded a 50% provision or $434,371 against the loan because of difficulty in recovering the amount due (see note 11).

In June 001, the Company was successful in obtaining judgment against Limited Treasures for $775,000 repayable over 42 months commencing June 30, 2001. Interest is charged at a rate of 9%.

Details are as follows:

Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per month thereafter	743,215

Less current portion	194,494
548,721

  Other assets:

Prepaid royalties	387,630
Product development costs	182,560
570,190

Less current portion, included in prepaid expenses	333,754
236,436

  Equipment and leasehold improvements:

	2001		2000
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,213,935	$ 985,304	$ 1,259,425	$ 952,836
Machinery and equipment	445,821	406,881	464,258	422,610
Furniture and fixtures	482,598	434,492	509,616	448,742
Trucks and automobiles	76,722	75,977	81,494	80,365
Telephone equipment	42,486	37,499	44,770	37,851
Leasehold improvements	321,479	282,613	369,451	329,594
	$ 2,583,041	$ 2,222,766	$ 2,729,014	$ 2,271,998

Net book value	$ 360,275		$ 457,016

  Bank indebtedness:

  In 2001, the Company secured a line of credit to finance its inventory and accounts receivable for an amount up to $1,500,000 (Cdn$2,425,000). An additional amount of $47,000 (Cdn$75,000) was advanced to the Company based on the value of certain of its equipment. The receivable loan has a discount fee of 2% and both the inventory loan and the equipment loan bear interest at Canadian prime plus 7.5%. The latter is being repaid through monthly capital repayments of $1,100 (Cdn$1,875). The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

  The loan is secured by a first ranking movable hypothec in the principal amount of $2,500,000 (Cdn$4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.

  The Company has approximately $540,000 of credit available as at December 31, 2001.

  Long term debt:

  The Company's subsidiary, Ark Creations, incurred long-term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000 in connection with the acquisition by Ark Creations of the assets of Ark Foundation, LLC (see note 2). Pursuant to the terms of the promissory note, interest was payable quarterly at a rate of 9.76% per annum until the first principal installment of $500,000 was paid, and 5.76% per annum thereafter to maturity. A principal installment of $500,000 was payable upon the achievement of certain sales targets, with a second installment of $500,000 due six months thereafter, and a final installment of $500,000 due nine months after the first installment. The note was secured by a pledge by the Company of 93,750 shares of the Company's common stock.

    Long term debt (continued):

  Ark Creations ceased operations on March 30, 2000 after it was determined that it was not financially viable. As a result of the cessation of Ark Creation's business, it ceased making the interest payments required under the note. As a result of the default by Ark Creations, the holder of the note caused the 93,750 pledged shares to be registered in its name in February 2001.

  As a result of the closing of Ark Creations and the registration and issuance of the pledged shares, the Company eliminated the liability associated with the promissory note in June 2001, and recognized $1,195,123 as a gain on forgiveness of long-term debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares.

  Redeemable preferred stock:

Series A Cumulative Convertible Redeemable Preferred Shares:

In connection with the acquisition of the assets of Ark Foundation LLC, the Company created and issued a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Shares ("Series A shares") with a stated value of $5.00 per share. The Series A shares rank senior to the common stock. The Series A shares have a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash, contingent upon company declaration. The Series A shares were redeemable and convertible at determinable prices on determinable dates. The Series A shares were convertible into shares of the Company's common stock on a one-for-one basis. If upon conversion, the market value of the common stock of the Company was less than $5.00 per share, the Company was obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

All of the shares were converted into common stock between January 2000 and August 2001. Because the market price of the common stock was below $5.00 per share on certain of the conversion dates, the Company recorded shortfalls of $118,000 in 2000 and $463,310 in 2001.

On February 26, 2002, the Company entered into a settlement agreement with the seller of the assets of Ark Foundation LLC and certain other parties, which settled all outstanding matters resulting from the purchase of the assets. Pursuant to the settlement agreement, the Company issued 242,213 shares of its common stock in settlement of the outstanding shortfalls noted above. The Company agreed to remove the legend on the shares which had previously been pledged to secure Ark Creations' $1,500,000 note payable and granted the seller an option to purchase the remaining assets of Art Creations.

9. Capital stock:

The number of common shares has been adjusted for transactions that occurred prior to September 4, 2001, to give effect to the one-for-four reverse stock split, which reduced the number of outstanding common shares to 1,284,619 at that date.

(a) Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. There are no shares issued and outstanding at year-end.

(b) Each Series B preferred share will automatically be converted, upon approval by the stockholders, into one share of the Company's common stock at an exercise price of $1.00 per share and a warrant to purchase three shares of the Company's common stock at an exercise price of $0.01 per share.

(c) Share transactions:

• January 2000:

50,000 Series A preferred shares converted to 12,500 common shares, increasing capital stock by $50.

  Capital stock (continued):

• July 2000:

50,000 Series A preferred shares converted to 12,500 common shares, increasing capital stock by $50.

• January 2001:

50,000 Series A preferred shares converted to 12,500 common shares, increasing capital stock by $50.

• February 2001:

In satisfaction of the full payment of the long-term debt of its US subsidiary, Ark Creations, which ceased operations in 2002, 93,750 common shares were issued, increasing capital stock by $375.

• March 2001:

As a result of a private sale of common stock by the Company, 357,143 common shares and 357,143 warrants were issued, increasing capital stock by $1,428.

• August 2001:

50,000 Series A preferred shares converted to 12,500 common shares, increasing capital stock by $50.

• November 2001:

500 options exercised for total proceeds of $683, increasing the number of common shares outstanding by 500 and capital stock by $1.

    December 2001:

As a result of a private sale of convertible preferred stock by the Company, 915,000 convertible preferred shares were issued for a total consideration of $915,000, of which $115,000 is unpaid at year-end. This transaction increased capital stock by $800.

(d) Summary of common stock outstanding:

A summary of the number of shares of common stock outstanding and share transactions since January 1, 2000 is as follows:

January 1, 2000	783,726
Share conversion (note 9 (c))	25,000
December 31, 2000	808,726
Share issuance on settlement of long-term debt (notes 7 and 9 (c))	93,750
Share conversions (note 9 (c))	25,000
Private sale (note 9 (c))	357,143
Stock options (note 9 (c))	500
December 31, 2001	1,285,119

  Stock options and warrants (continued):

The Company's amended and restated employee stock option plan (the "Option Plan") provides for the issuance of up to 150,000 options to acquire common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Under the option plan, the exercise price of each option granted has been equal to the market price of the Company's stock on the grant date, under the plan on the grant date and an option's maximum term is ten years.

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 1999	7,525	448,443	67,500	560,968	$ 21.48

Granted	-	36,875	55,500	93,875
Forfeited	-	(70,000)	-	(70,000)
Exercised	(4,625)	(370,443)	(55,500)	(432,068)
Expired	(1,550)	(1,000)	(12,500)	(52,550)
December 31, 1999	1,350	43,875	55,000	100,225	15.21

Reclassified	500	(500)	-	-
Granted	134,893	-	-	134,893
Cancelled	(400)	(5,000)	-	(5,400)
December 31, 2000	136,343	38,375	55,000	229,718	9.22

Granted	1,000	198,500	357,143	556,643	1.82
Exercised	(500)	-	-	(500)	1.37
Cancelled	(2,750)	-	-	(2,750)	3.63
Options outstanding at
December 31, 2001	134,093	236,875	412,143	783,111	$ 3.72

Options exercisable at
December 31, 2001	27,950	186,875	55,000	269,825	$ 5.55

The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2001:

	Options outstanding			Options exercisable
Range of exercise prices	Number	Weighted-average exercise price	Weighted-average remaining contractual life (yrs)	Number	Weighted-average exercise price

$0.95 - $1.96	269,843	$ 1.04	9.19	167,450	$ 0.97
$2.12 - $2.99	398,643	2.16	2.95	37,750	2.50
$5.62 - $11.00	75,750	10.61	8.65	25,750	10.56
16.00 - $87.60	38,875	24.89	7.32	38,875	24.89

	783,111	$ 3.72	5.87	269,825	$ 5.55

  Stock options and warrants (continued):

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro-forma losses utilizing the fair value assumptions above for the years 2001, 2000 and 1999 would be $1,831,049, $10,347,760 and $1,302,196, respectively. Furthermore, pro-forma loss per share would be $1.55, $0.86 and $0.17, respectively.

The fair value for options granted to employees and non-employees was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.57% (5.19% in 2000, and 6.29% in 1999) volatility factor of the expected market price of the Company's common stock of 154% (164% in 2000 and 138% in 1999) and a weighted average expected life of the option of 3 years, (3 years in 2000 and 1999), with no dividends. The weighted-average grant date fair values of options and warrants granted in 2001, 2000 and 1999 are $1.14, $0.37 and $1.08, respectively.

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

For most options outstanding at the time of the reverse stock split, modifications were made to the exercise price and to the number of shares, such that the option holder's economic position be maintained. However, certain warrants issued by the Company were designed so that only their exercise price be modified in the case of stock splits or stock combinations. This modification resulted in additional compensation expense being recorded in the financial statements in the amount of $37,340.

Modifications were also made to reduce the exercise price of certain awards. Compensation expense of $31,396 was recorded as a result of the changes made to the terms of these awards. Compensation was also recorded in the financial statements in relation to options granted to a non-employee. The entire amount of $88,266 was capitalized as part of prepaid royalties and will be written off over the term of the related agreements.

  Unusual items:

  These items comprised the following items:

	2001	2000	1999
(Reduction of) provision for a lawsuit (note 16(c))	$ (550,000)	$ 550,000	$ -
(Reduction of) provision for loan receivable (note 3)	(288,102)	434,371	-
Settlement of lawsuit by lessor of certain real estate	-	264,000	-
Write-off intangibles (note 2)	-	2,253,516	-
Write-off of deferred acquisition costs	-	123,168	-
Penalty incurred to discontinue a major product line	-	-	382,056
Severance costs, asset write offs and lease penalties in
connection with the closure of the manufacturing
facility of Ark Creations, Inc.	-	-	432,613

	$ (838,102)	$ 3,625,055	$ 814,669

  Included in other interest expense, representing additional unusual items, are $747,828 and $105,600 in 2000 and 1999 respectively, of amortization and write-off of deferred financing costs.

  Income taxes:

  (a) Income tax expense (recovery) consists of:

	Current	Deferred	Total
Year ended December 31, 1999:
US	$ -	$ 684,996	$ 684,996
Canada	(390,912)	-	(390,912)
	$ (390,912)	$ 684,996	$ 294,084
Year ended December 31, 2000:
US	$ (12,308)	$ -	$ (12,308)
Canada	776,269	-	776,269
	$ 763,961	$ -	$ 763,961
Year ended December 31, 2001:
US	$ (13,713)	$ (185,411)	$ (199,124)
Canada	309,345	-	309,345
	$ 295,632	$ (185,411)	$ 110,221

  (b) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	2001	2000	1999
	(%)	(%)	(%)

U.S. Federal statutory tax rate	35.0	35.0	35.0

Changes to US tax rate resulting from:
Expenses producing no tax benefit	2.8	0.8	(20.8)
Tax benefit of utilization of loss carryforward	-	(20.9)	-
Reversal of excess provision	(8.1)	-	-
Other	(24.6)	(7.8)	15.1
	(32.7)	(27.9)	(5.7)

Effective tax rate	5.1	7.1	29.3

  The Company has not provided for income taxes on foreign subsidiaries' undistributed earnings as of December 31, 2001 because the investments in the foreign subsidiaries are essentially permanent in duration.

  (c) The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2001 are presented below:

	2001	2000
Non-current:
Net operating loss carry forwards	$ 5,350,791	$ 4,454,423
Valuation allowance	5,350,791	3,769,427

Total net deferred tax asset	$ -	$ 684,996

  The valuation allowance increased in 2001 by $1,581,364 due to the current year's loss (2000 increase of $ 2,129,423).

  As of December 31, 2001, the Company has $ 10,740,000 (2000 - $ 8,350,000) of net operating losses available for tax purposes to reduce future taxable income in the United States, beginning to expire in 2009.

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 1999
Basic EPS
Earnings available to
common stockholders	$ (734,466)	533,145	$ (1.38)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(734,466)	533,145	(1.38)

December 31, 2000
Basic EPS
Earnings available to
common stockholders	$ (10,181,713)	801,946	$ (12.70)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(10,181,713)	801,946	(12.70)

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2001
Basic EPS
Before extraordinary item	$ (2,067,030)	1,183,992	$ (1.75)
Extraordinary item	695,538	1,183,992	0.59
Earnings available to
common stockholders	(1,371,492)	1,183,992	(1.16)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(1,371,492)	1,183,992	(1.16)

Options and warrants to purchase 783,111 shares (2000 - 229,718) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Changes in operating working capital items:

	2001	2000	1999

Decrease in accounts receivable	$ 35,763	$ 6,584,004	$ 6,843
Decrease (increase) in due from employees and affiliated company	37,187	(5,047)	(22,408)
Decrease (increase) in inventory	62,438	2,058,123	(1,503,618)
Decrease (increase) in income taxes recoverable	302,067	(469,707)	-
(Increase) decrease in prepaid expenses	(11,880)	(278,799)	362,085
Increase (decrease) in trade accounts payable	432,516	(518,932)	428,568
Increase (decrease) in other accounts payable and accrued liabilities	50,264	33,965	(237,011)
Decrease in provision for lawsuit	(550,000)	-	-
(Decrease) increase in royalties payable	(2,424)	21,433	(59,920)
(Decrease) increase in income taxes payable	-	(699,928)	311,803
	$ 355,931	$ 6,725,112	$ (713,658)

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2002	$ 372,000
2003	358,000
2004	240,000
2005	8,000
2006	8,000
$ 986,000

  Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $243,000, $526,000 and $420,000 respectively.

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

  The Company's Canadian subsidiary is also contingently liable for an outstanding letter of credit approximately of $250,000 as at December 31, 2001. The short-term deposit has been pledged as collateral for this letter of credit.

  Employee benefit plans:

  The Company has a group retirement savings plan for its Canadian employees. The Company contributes to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Cdn. $3,000 per employee. During the year, the Company contributed approximately $17,000 (2000 - $20,000; 1999 - $27,000) to the retirement savings plan for its Canadian employees.

  Segment information:

(a) Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items. Approximately 95% of total sales are to Canadian customers. The majority of long-lived assets are located in Canada.

(b) Other information:

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 60% of gross sales for 2001. The Company's two largest suppliers accounted for 49% and 68% of gross sales for 2000 and 1999 respectively.

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

At December 31, 2001, the Company had no contracts to purchase US dollars.

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

(c) Credit risk and economic dependence:

For the year ended December 31, 2001, approximately 67% (December 2000 - 69%; 1999 - 64%) of the Company's sales were made to five unrelated companies. Three customers representing approximately 57% (December 2000 - 53%; 1999 - 50%) of total sales individually accounted for more than 10% (2000 - 17%; 1999 - 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Interest rate risk:

The company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rate.

  Comparative Figures:

Certain of the 2000 comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.