Form 10-Q
period 2002-03-31
GRAND TOYS INTERNATIONAL INC
filed 2002-05-15
CIK 814463

3: FORM 10-Q

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

Yes X No _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of May 14, 2002: 1,527,413.

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended March 31, 2002

ITEMS IN FORM 10 - Q	PAGE

Part I - Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	2-3
Consolidated Statements of Operations For The Three Month Period ended March 31, 2002 and 2001	4
Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Three Month Period ended March 31, 2002	5
Consolidated Statements of Cash Flows For The Three Month Period ended March 31, 2002 and 2001	6
Notes to Consolidated Financial Statements	7-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-23
Item 3. Quantitative and Qualitative Disclosures About Market Risks	23

Part II - Other Information

Item 1. Legal proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25-26

GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	March 31, 2002	December 31, 2001
	(Unaudited)
Assets

Current assets:
Short-term deposit (note 12(c))	$ 250,000	$ 250,000
Accounts receivable (net of allowance for
doubtful accounts of $20,526; 2001 - $12,556)	1,502,495	1,386,333
Current portion of loan receivable (note 2)	198,903	194,494
Due from employees and affiliated company	1,850	2,034
Income taxes recoverable	-	143,668
Inventory	1,929,629	1,838,770
Prepaid expenses	766,113	781,867
Total current assets	4,648,990	4,597,166

Loan receivable, (note 2)	497,311	548,721

Other assets (note 3)	64,950	236,436

Equipment and leasehold improvements, net (note 4)	350,174	360,275

Total assets	$ 5,561,425	$ 5,742,598

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets
	March 31, 2002	December 31, 2001
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 5)	$ 955,985	$ 602,577
Trade accounts payable	1,840,833	1,974,030
Other accounts payable and accrued liabilities	313,677	307,974
Shortfall on share conversions (note 6)	-	581,310
Income taxes payable	5,667	-
Royalties payable	55,344	20,104
Total current liabilities	3,171,506	3,485,995

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
1,527,332 shares issued and outstanding
(2001 - 1,285,119 shares)	1,527	1,285
Series B preferred stock, $0.001 par value:
915,000 shares authorized,
915,000 shares issued and outstanding
(2001 - 915,000)	915	800
	2,442	2,085
Additional paid-in capital	22,200,961	21,496,788
Deficit	(18,824,372)	(18,253,908)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(989,212)	(988,462)
	2,389,819	2,256,503

Commitments and contingencies (notes 11 and 12)

Total liabilities and stockholders' equity	$ 5,561,425	$ 5,742,598

See accompanying notes to consolidated financial statements.

grand toys international, inc.

Consolidated Statements of Operations, (Unaudited)

For the three months ended March 31,

2002 2001

Net sales	$2,561,685	$2,216,816

Cost of goods sold	1,579,830	1,514,601
Gross profit	981,855	702,215

Operating expenses:
Selling, general and administrative	1,473,467	1,210,713
Bad debt expense	16,745	17,791
Depreciation and amortization	23,313	31,833
Foreign exchange loss	14,984	29,345
Interest expense	24,818	-
Interest revenue	(17,158)	(32,986)
	1,536,169	1,256,696
Loss before income taxes	(554,314)	(554,481)

Income taxes (expense):	(16,150)	(30,636)

Net loss	$(570,464)	$(585,117)

Earnings per share (note 9):
Basic	(0.42)	(0.72)
Diluted	(0.42)	(0.72)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2002	$ 2,085	$ 21,496,788	$(18,253,908)	$ (988,462)	$ 2,256,503

Net loss for the period			(570,464)		(570,464)

Foreign currency adjustment				(750)	(750)

Total comprehensive income					(571,214)

Share issuance in settlement of shortfall on share
Conversions (note 6)	242	581,068			581,310

Private sale of preferred stock (note 7 (c))	115	114,885			115,000

Compensation expense		8,220			8,220
March 31, 2002	$ 2,442	$ 22,200,961	$ (18,824,372)	$ (989,212)	$ 2,389,819

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)

For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	(570,464)	(585,117)
Adjustments for:
Depreciation and amortization	23,313	31,833
Compensation expense	(6,183)
Net change in operating working capital
items (note 10)	(120,845)	203,988
Net cash used for operating activities	(674,179)	(349,296)

Cash flows from financing activities:
Increase in bank indebtedness	353,871	-
Share issuance proceeds (note 7 (c))	115,000	331,000
Other	306	(18,018)
Net cash provided by financing activities	469,177	312,982

Cash flows from investing activities:
Loan receivable	47,001	-
Increase in other assets	171,481	-
Additions to equipment and leasehold improvements	(13,480)	(5,508)
Net cash used for (provided by) investing activities	205,002	(5,508)
Net decrease in cash	-	(41,822)
Cash, beginning of period	-	211,515
Cash, end of period	$ -	$ 169,693
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 24,818	$ -
Income taxes	16,150	18,582
Private placement proceeds included in accounts receivable	-	169,000

Non-cash transactions:
Share conversions	-	250,000
Shortfall on share conversions Reduction in shortfall on share conversions through the issuance of common stock (note 7(c))	- 581,310	232,810 -
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

  Significant accounting policies:

    Basis of presentation:

    The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company incurred a significant operating loss in fiscal 2000 primarily as a result of the loss of one of its major product lines and the reduced market demand for certain other products. The Company again incurred an operating loss for the year ended December 31, 2001 and for the three months ended March 31, 2002.

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

Product development costs for proprietary product lines are capitalized and written off over a period of twenty four months.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

  Significant accounting policies (continued):

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

    Foreign currency translation:

      Grand Toys Ltd. and Grand Concepts Inc., which ceased operations on January 29, 2002, wholly-owned Canadian subsidiaries, use the Canadian dollar as their functional currency and translate their assets and liabilities into US dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows are translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

        Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

          Earnings per share:

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

  Significant accounting policies (continued):

    Earning per share, continued:

      Diluted earnings per share give effect to all potentially dilutive common shares that existed at March 31, 2002.

        Advertising and promotion:

        All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the period ended March 31, 2002 and 2001 amounted to approximately $210,990 and $103,422.

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
  Loan receivable:

The loan receivable is due from Limited Treasures Inc. ("Limited Treasures"), a company which was an acquisition target in 1999. The loan is secured by accounts receivable and inventory and personal guarantees of the shareholders of Limited Treasures. In 2000, the Company recorded a 50% provision or $434,371 against the loan because of difficulty in recovering the amount due.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

  Loan receivable (continued):

In June 2001, the Company was successful in obtaining judgment against Limited Treasures for $775,000 repayable over 42 months commencing June 30, 2001, and accordingly the provision was reduced to $146,269. Interest is charged at a rate of 9%.

Details are as follows:

Amount due repayable in monthly payments of principal and
interest of $21,124 per month	$ 696,214

Less current portion	198,903
$ 497,311

  Other assets:

Prepaid royalties	360,894
Product development costs	165,233
526,127

Less current portion, included in prepaid expenses	461,177
$ 64,950

  Equipment and leasehold improvements:

	March 31, 2002		December 31, 2001
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$1,218,671	$1,001,688	$1,213,935	$985,304
Machinery and equipment	445,455	408,476	445,821	406,881
Furniture and fixtures	484,204	436,590	482,598	434,492
Trucks and automobiles	76,654	75,965	76,722	75,977
Telephone equipment	48,149	37,982	42,486	37,499
Leasehold improvements	321,198	283,456	321,479	282,613
	$2,594,331	$ 2,244,157	$2,583,041	$2,222,766

Net book value	$350,174		$360,275

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

  Bank indebtedness:

  In 2001, the Company secured a line of credit to finance its inventory and accounts receivable providing for advances of up to $1,500,000 (Cdn$2,425,000). An additional amount of $47,000 (Cdn$75,000) was advanced to the Company based on the value of certain of its equipment. The receivable loan has a discount fee of 2% and both the inventory loan and the equipment loan bear interest at Canadian prime plus 7.5%. The latter is being repaid through monthly capital repayments of $1,100 (Cdn$1,875). The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

  The loan is secured by a first ranking movable hypothec in the principal amount of $2,500,000 (Cdn$4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.

  The Company has approximately $459,000 of credit available as at March 31, 2002.

  Shortfall on share conversions:

In connection with the acquisition of the assets of Ark Foundation LLC, on January 1999, the Company created and issued a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Shares ("Series A shares") with a stated value of $5.00 per share. The Series A shares rank senior to the common stock. The Series A shares have a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash, contingent upon company declaration. The Series A shares were redeemable and convertible at determinable prices on determinable dates. The Series A shares were convertible into shares of the Company's common stock on a one-for-one basis. If upon conversion, the market value of the common stock of the Company was less than $5.00 per share, the Company was obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

All of the shares were converted into common stock between January 2000 and August 2001. Because the market price of the common stock was below $5.00 per share on certain of the conversion dates, the Company recorded shortfalls of $118,000 in 2000 and $463,310 in 2001.

On February 26, 2002, the Company entered into a settlement agreement with the seller of the assets of Ark Foundation LLC and certain other parties, which settled all outstanding matters resulting from the purchase of the assets. Pursuant to the settlement agreement, the Company issued 242,213 shares of its common stock in settlement of the outstanding shortfalls noted above. The Company agreed to remove the legend on the shares which had previously been pledged to secure Ark Creations' $1,500,000 note payable and granted the seller an option to purchase the remaining assets of Art Creations

  Capital stock

  The number of common shares has been adjusted for transactions that occurred prior to September 4, 2001, to give effect to the one-for-four reverse stock split, which reduced the number of outstanding common shares to 1,284,619 at that date and the number of authorized shares from 50,000,000 to 12,500,000.

    Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. There are no shares issued and outstanding at March 31, 2002.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

  Capital stock, continued:

    Each Series B Preferred share will automatically be converted, upon approval by the stockholders, into one share of the Company's common stock at an exercise price of $1.00 per share and a warrant to purchase three shares of the Company's common stock at an exercise price of $0.01 per share. In the event the stockholders approve the conversion, a total of 3,660,000 common shares would be issued.

    Share transactions:

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

    December 2001:

As a result of a private sale of Series B convertible redeemable preferred stock by the Company, 915,000 convertible preferred shares were issued for a total consideration of $915,000, of which $115,000 is unpaid at year-end. This transaction increased capital stock by $800.

    January 2002:

115,000 shares of Series B convertible redeemable preferred stock were issued pursuant to the December 2001 private sale of convertible preferred stock for a total consideration of $115,000, increasing capital stock by $115.

    February 2002:

As a result of the settlement of the outstanding shortfall on share conversions, 242,213 common shares were issued, increasing capital stock by $242.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

  Capital stock (continued):

    Summary of common stock outstanding:

  A summary of the number of shares of common stock outstanding and share transactions since January 1, 2001 is as follows:

January 1, 2001	808,726
Share issuance in settlement of long-term debt (note 7(c))	93,750
Share conversions (note 7(c))	25,000
Private sale (note 7(c))	357,143
Stock options (note 7(c))	500
December 31, 2001	1,285,119
Share issuance on settlement of shortfall on share conversion (note 7(c))	242,213
March 31, 2002	1,527,332

  Stock options and warrants:

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

  Under the option plan, the exercise price of each option granted has been equal to the market price of the Company's stock on the grant date, and an option's maximum term is ten years.

  Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2002	134,093	236,875	412,143	783,111	$ 3.72

Granted	12,000	-	-	12,000
Expired	(18,533)	-	-	(18,533)
March 31, 2002	127,560	236,875	412,143	776,578	$3.74

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Consolidated Financial Statements

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
Quarter ended March 31, 2002
Basic EPS
Earnings available to
common stockholders	$ (570,464)	1,373,930	$(0.42)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	$ (570,464)	1,373,930	$ (0.42)

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended March 31, 2001
Basic EPS
Earnings available to
common stockholders	$ (585,117)	833,131	$ (0.72)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	$ (585,117)	833,131	$ (0.72)

  Options and warrants to purchase 776,578 shares (2001 - 783,111) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Consolidated Financial Statements

  Changes in operating working capital items:

  For the three months ended March 31,

  2002 2001

(Increase) decrease in accounts receivable	$ (117,158)	$ 157,905
Decrease in due from employees and affiliated company	182	17,137
(Increase) decrease in inventory	(91,769)	286,919
Decrease in income taxes recoverable	146,644	15,632
Decrease in prepaid expenses	29,894	89,997
(Decrease) in trade accounts payable	(132,253)	(414,466)
Increase in other accounts payable and accrued liabilities	5,882	59,699
Increase (decrease) in royalties payable	35,241	(8,835)
Increase in income taxes payable	2,492	-
	$ (120,845)	$ 203,988

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2002	$267,000
2003	349,000
2004	233,000
2005	8,000
2006	8,000
865,000

  Rent expense for the period ended March 31, 2002, and 2001 amounted to approximately $40,980, and $52,582 respectively.

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

  The Company's Canadian subsidiary is also contingently liable for an outstanding letter of credit of $250,000 as at March 31, 2002. the short-term deposit has been pledged as collateral fort this letter of credit.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

  Segment information:

    Operating and geographic information:

    The Company operates primarily in one segment which includes the distribution of toys and related items. Approximately 87% of total sales are to Canadian customers. The majority of long-lived assets are located in Canada.

      Other information:

  Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 66% of gross sales for the quarter ended March 31, 2002. The Company's two largest suppliers accounted for 57% of gross sales for the quarter ended March 31, 2001.

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

At March 31, 2002, the Company had no contracts to purchase US dollars.

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

  Financial instruments, continued:

    Credit risk and economic dependence:

For the period ended March 31, 2002, approximately 57% (March 2001 - 57%) of the Company's sales were made to two unrelated companies, as detailed below.

March 2002 March 2001

	Net Sales	%	Net Sales	%
Customer A	1,153,000	45	998,000	45
B	307,000	12	266,000	12

The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Interest rate risk:

The company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at a floating rate.

  Comparative Figures:

Certain of the 2001 comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this 10-Q and the December 31, 2001 Annual Report.

Overview

Forward-looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Company's fiscal 2001 Form 10-K and in other reports filed with the Securities and Exchange Commission.

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

We incurred net losses of $1,371,492 for the year ended December 31, 2001, $10,156,713 for the year ended December 31, 2000. We have not reported an annual profit since December 31, 1997. We have recently begun to implement a plan to return to profitability. Over the course of 2001 we have focused on products with higher profit margins and have reduced expenses. This has resulted in improved performance but we have not achieved profitability for the year ending December 31, 2001 and, in spite of these efforts, there can be no assurance that we will become profitable on an annual basis.

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

GRAND TOYS INTERNATIONAL, INC.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Three Months

Ended March 31,

	2002	2001
	%	%
Net sales	100.00	100.00
Cost of goods sold	61.67	68.32
Gross profit	38.33	31.68
Operating expenses:
Selling, general and administrative	57.52	54.61
Foreign exchange loss	0.58	1.33
Interest revenue	(0.67)	(1.49)
Interest expense	0.97	-
Bad debt expense	0.65	.80
Depreciation and amortization	0.91	1.44
Total operating expenses	59.96	56.69

Loss before income taxes	(21.63)	(25.01)
Net loss	(22.27)	(26.39)

On a quarterly basis management reviews its inventory of products and makes an assessment of its realizable value. The factors considered include current market prices, the demand for and the seasonality of its products. If circumstances change (i.e. unexpected shift in market demand, pricing, trends etc.) there could be a material impact on the net realizable value of inventory.

Comparison of the three months ended March 31, 2002 to the three month ended March 31, 2001

Net Loss:

Net loss for the first quarter 2002 was $570,464 or $0.42 per share as compared to a net loss of $585,117 or $0.72 per share for the first quarter of 2001.

Despite the increases in net sales and gross profit, net loss improved marginally by 4.12% as a percentage of sales over the same quarter of last year. An increase in total operating expenses offset the increased gross profit.

Net Sales:

Net sales increased for the first three months of 2002 by $344,869 or by 15.56% to $2,561,685 from $2,216,816 for the first quarter of 2001. During the quarter, gross profit also increased as a result of the Company's emphasis on profitable sales and tighter inventory control.

GRAND TOYS INTERNATIONAL, INC.

Net Sales, continued:

The increase in the current quarter is due to the Spider-Man, Lord of the Rings, Disney/Universal product lines and Uno product lines.

Spider-Man the evergreen, perennially popular line of action adventure figures from the classis comic book hero has been dramatically enhanced by the release of Spider-Man the movie and additional lines of product based on the movie characters.

Similarly, Lord of the Rings action figure toys based on the characters for the wildly successful movie adaptation of J.R. Tolkien's classic novel line captured the imagination of children.

The line of records and audiotapes is a new distribution opportunity acquired early in January 2002.

Uno specialty game product line, produced by our Sababa subsidiary, is a new introduction generated from the recently acquired Mattel license for these products.

Gross Profit:

Gross profit for the Company increased during the first three months of 2002 by $279,640 compared to the prior period. As a percentage of sales, gross profit increased from 31.68% in the first quarter of 2001 to 38.33% in the first quarter of 2002. Gross profit increased as a result of the sales and product mix in the first quarter 2002. In addition the increased gross profit in the first quarter of 2002 resulted from the Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $262,754 to $1,473,467, in the first quarter of 2002, from $1,210,713 in the first quarter, of 2001, was due to an increase in advertising and co-operative advertising, royalty and insurance expenses.

Other material expenses in the quarter were:

Bank financing	$71,103
Legal expenses	52,173
Recruiting	33,000
Consulting	11,051
$167,327

Of the above expenses, $81,051 are of a non-recurring nature.

Selling, general and administrative expenses as a percentage of sales, were higher in 2002, a 2.91% increase, as compared to 2001. The Company continues to conduct reviews of all aspects of its operations to reduce costs and improve profitability.

Interest Expense:

During the quarter the Company incurred interest on the following:

Legal settlement	$ 15,317
Financing interest	9,501
$ 24,818

The legal settlement interest is of a non-recurring nature.

GRAND TOYS INTERNATIONAL, INC.

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

Liquidity and Capital Resources

The Company generally finances its operations through borrowings from Montcap Financial Inc., by cash flow from operations, and sales of equity securities. The inflow of funds in 1999, due to options and warrants being exercised resulted in virtually all short-term bank debt being eliminated by December 31, 1999 and a cash position maintained through June 30, 2001, as a result of a private sale of common stock and the receipt of income taxes recoverable.

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

GRAND TOYS INTERNATIONAL, INC.

In December 2001, the Company issued Series B Convertible Redeemable Preferred Stock for a total of $915,000 of which $800,000 was received in December 2001, and the balance in January 2002.

During 2001, we secured a new line of credit to finance our inventory and accounts receivable and we also realized net proceeds from the sale of our common stock and warrants. This source of financing, however, will not be sufficient to fully implement our business plan. To the extent that we will be required to fund operating losses, our financial position will deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business

Accounts receivable at March 31, 2002 were $1,502,495 compared to $1,386,333 at December 31, 2001. The sales were mainly to mass retailers. Inventory at March 31, 2002 increased to $1,929,679 from $1,838,770 at December 31, 2001.

Working capital increased from $1,111,171 at December 31, 2001 to $1,477,484 at March 31, 2002. Net cash used for operating activities was $674,179 in 2002 compared to net cash used by operating activities of $349,296 in 2001. Cash for additions to equipment and leasehold improvements was $13,480 in 2002 compared to $5,508 for 2001.

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

Certain Business Relationships and Related Transactions

In March 2001, David Mars and Stephen Altro, directors of the Company, purchased Common Stock in the private sale of the Company's stock. David Mars invested $131,000 and received 93,571 shares at $0.35 each and 93,571 warrants to purchase Common Stock at an exercise price of $0.53 each. Stephen Altro invested $106,000 and received 75,714 shares at $0.35 each and 75,714 warrants to purchase Common Stock at an exercise price of $0.53 each.

In December 2001, David Mars and Stephen Altro, directors of the Company, purchased shares of Series B Convertible Redeemable Preferred Stock. David Mars invested $195,000 and received 195,000 shares at $1.00 each and 585,000 warrants to purchase Common Stock at an exercise price of $0.01 each. In March 2002, Mr. Mars invested an additional $200,000 and received 200,000 shares at $1.00 each and 600,000 warrants to purchase Common Stock at an exercise price of $0.01 each. Stephen Altro invested $200,000 and received 200,000 shares at $1.00 each and 600,000 warrants to purchase Common Stock at an exercise price of $0.01 each. The conversion of these shares is subject to shareholder approval.

GRAND TOYS INTERNATIONAL, INC.

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

Part II: Other Information

Item 1. Legal proceedings

During the quarter ended March 31, 2002, there were no other material developments to any legal proceedings which have been previously reported by the Company.

Other than discussed above or in Note 16 to the Company's December 31, 2001 Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2. Changes in Securities and Use of Proceeds

On February 26, 2002, the Company issued 242,213 shares of Common Stock in the settlement of a liability. Refer to note 7 of the Financial Statements included herein, for additional information.

Item 3. Defaults Upon Senior Securities

None

GRAND TOYS INTERNATIONAL, INC.

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

No exhibits or reports on Form 8-K were filed during the quarter ended March 31, 2002.

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002 GRAND TOYS INTERNATIONAL, INC.

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

Dated: May 15, 2002 GRAND TOYS INTERNATIONAL, INC.

By: R. Ian Bradley

President and CEO

By:

Tania M. Clarke

Executive Vice President and CFO

(Principal Financial and Accounting Officer)