Form 10-Q
period 2002-06-30
GRAND TOYS INTERNATIONAL INC
filed 2002-08-14
CIK 814463

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

Yes X No _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of August 14, 2002: 2,500,119

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended June 30, 2002

ITEMS IN FORM 10 - Q	PAGE

Part I - Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	2-3
Consolidated Statements of Operations For The Three Month and Six Month periods ended June 30, 2002 and 2001	4
Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Six Month period ended June 30, 2002	5
Consolidated Statements of Cash Flows For The Six Month period ended June 30, 2002 and 2001	6
Notes to Consolidated Financial Statements	7-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-23
Item 3. Quantitative and Qualitative Disclosures About Market Risks	23

Part II - Other Information

Item 1. Legal proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25-26

GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	June 30, 2002	December 31, 2001
	(Unaudited)

Assets

Current assets:
Short-term deposit (note 12(c))	$ 500,000	$ 250,000
Accounts receivable (net of allowance for
doubtful accounts of $13,191; 2001 - $12,556)	1,530,014	1,183,175
Current portion of loan receivable (note 2)	203,412	194,494
Due from employees and affiliated company	2,275	2,034
Income taxes recoverable	1,632	143,668
Inventory	1,841,909	1,373,094
Prepaid expenses	627,929	698,597
Current assets of discontinued operations (note 15)	-	752,103
Total current assets	4,707,171	4,597,165

Loan receivable, (note 2)	444,735	548,721

Loan receivable, (note 15)	1,065,716	-

Other assets (note 3)	51,526	133,826

Other assets of discontinued operation (note 15)	-	102,610

Equipment and leasehold improvements, net (note 4)	322,621	360,275

Total assets	$ 6,591,769	$ 5,742,597

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets
	June 30, 2002	December 31, 2001
	(Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 5)	$ 1,202,606	$ 630,136
Trade accounts payable	1,494,645	1,483,506
Other accounts payable and accrued liabilities	797,512	297,470
Shortfall on share conversions (note 6)	-	581,310
Royalties payable	4,073	8,297
Current liabilities of discontinued operation (note 15)	-	485,275
Total current liabilities	3,498,836	3,485,994

Deferred gain (note 15)	612,006	-

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,442,332 shares issued and outstanding
(2001 - 1,285,119 shares)	2,442	1,285
Series B preferred stock, $0.001 par value:
915,000 shares authorized,
Nil shares issued and outstanding
(2001 - 915,000)	-	800
	2,442	2,085

Additional paid-in capital	22,200,582	21,496,788
Deficit	(18,800,634)	(18,253,908)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(921,563)	(988,462)
	2,480,827	2,256,503

Commitments and contingencies (notes 11 and 12)

Total liabilities and stockholders' equity	$ 6,591,769	$ 5,742,597

See accompanying notes to consolidated financial statements.

grand toys international, inc.

Consolidated Statements of Operations, (Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2002	2001	2002	2001

Net sales	$3,419,749	$ 1,835,043	$ 5,682,555	$ 4,051,859

Cost of goods sold	2,148,916	1,461,487	3,594,187	2,966,771
Gross profit	1,270,833	373,556	2,088,368	1,085,088

Operating expenses:
Selling, general and administrative	1,358,503	1,212,433	2,637,789	2,315,896
Bad debt expense(recovery)	(2,023)	19,337	14,722	37,127
Depreciation and amortization	22,880	27,339	44,584	57,839
Foreign exchange (gain) loss	(10,380)	20,733	4,604	50,078
Interest expense	12,108	-	36,955	-
Interest income	(19,015)	(16,181)	(36,175)	(49,167)
Unusual items	-	(523,395)	-	(523,395)
	1,362,073	740,266	2,702,479	1,888,378
Loss from continuing operations
before income taxes	(91,240)	(366,710)	(614,111)	(803,290)
Income taxes recovery (expense):	161	(183,278)	(15,664)	(213,816)

Loss from continuing operations	(91,079)	(549,988)	(629,775)	(1,017,106)

Discontinued operations (note 15):
Loss from discontinued operation	(34,724)	(191,355)	(66,492)	(309,354)
Gain on sale of discontinued operation	149,541	-	149,541	-
Income/(loss) before extraordinary item	23,738	(741,343)	(546,726)	(1,326,460)

Gain on forgiveness of long term debt,
net of deferred income taxes of $499,585	-	695,538	-	695,538

Net income (loss)	$ 23,738	$ (45,805)	$ (546,726)	$ (630,922)

Earnings per share (note 9):
Basic EPS
From continuing operations	$ (0.06)	$ (0.43)	$ (0.43)	$ (1.01)
Discontinued operations	0.08	(0.15)	0.06	(0.31)
Extraordinary item:
Gain on debt forgiveness	-	0.54	-	0.69
Basic	0.02	(0.04)	(0.37)	(0.63)
Diluted EPS
From continuing operations	$ (0.03)	$ (0.43)	$ (0.43)	$ (1.01)
Discontinued operation	0.04	(0.15)	0.06	(0.31)
Extraordinary item:
Gain on debt forgiveness	-	0.54	-	0.69
Diluted	0.01	(0.04)	(0.37)	(0.63)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2002	$ 2,085	$ 21,496,788	$(18,253,908)	$ (988,462)	$2,256,503

Net loss for the period			(546,726)		(546,726)
Foreign currency adjustment				66,899	66,899

Total comprehensive income					(479,827)

Share issuance in settlement of shortfall on share
conversions (note 7 (c))	242	581,068			581,310

Private sale of common stock (note 7 (c))	115	114,885			115,000

Compensation expense		7,841			7,841
June 30, 2002	$2,442	$22,200,582	$(18,800,634)	$(921,563)	$2,480,827

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)

	For the six months ended June 30,
	2002	2001

Cash flows from operating activities:
Net loss from continuing operations	$ (629,775)	$ (1,017,106)
Adjustments for:
Depreciation and amortization	44,584	57,839
Deferred income taxes	-	684,996
Extinguishment of long term debt	-	(1,195,123)
Gain on forgiveness of long term debt	-	695,538
Discontinued operation (note 15)	83,049	(309,354)
Compensation expense	(11,444)	-
Net change in operating working capital items (note 10)	(4,604)	615,196
Net cash used for continuing operations	(518,190)	(468,014)
Net cash used for discontinued operation (note 15)	(57,422)	(26,197)
Net cash used for operating activities	(575,612)	(494,211)

Cash flows from financing activities:
Increase in bank indebtedness	541,212	-
Share issuance proceeds	115,000	-
Proceeds from private sale	-	500,000
Other	16,543	1,820
Net cash provided by financing activities	672,755	501,820

Cash flows from investing activities:
Purchase of short term deposit(note 12(c))	(250,000)	-
Loan receivable	95,068	-
Decrease in other assets	77,214	-
Additions to equipment and leasehold improvements	(19,425)	(15,754)
Net cash provided by (used for ) investing activities	(97,143)	(15,754)

Net decrease in cash	-	(8,145)
Cash, beginning of period	-	211,515
Cash, end of period	$ -	$ 203,370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 36,955	$ -
Income taxes	15,664	18,582
Private placement proceeds included in accounts
receivable	-	169,000

Non-cash transactions:
Share conversions	-	250,000
Shortfall on share conversions	-	232,810
Reduction in shortfall on share conversions through
the issuance of common stock (note 7(c))	581,310	-

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

  Significant accounting policies:

  Basis of presentation:

  The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company incurred a significant operating loss in fiscal 2000 primarily as a result of the loss of one of its major product lines and the reduced market demand for certain other products. The Company again incurred an operating loss for the year ended December 31, 2001 and for the six months ended June 30, 2002.

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

    Diluted earnings per share give effect to all potentially dilutive common shares that existed at June 30, 2002.

  Advertising and promotion:

  All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the period ended June 30, 2002 and 2001 amounted to approximately $273,386 and $ 203,008.

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
  Loan receivable:

The loan receivable is due from Limited Treasures Inc. ("Limited Treasures"), a company, which was an acquisition target in 1999. The loan is secured by accounts receivable and inventory and personal guarantees of the shareholders of Limited Treasures. In 2000, the Company recorded a 50% provision or $434,371 against the loan because of difficulty in recovering the amount due.

In June 2001, the Company entered into a settlement agreement with Limited Treasurers pursuant to which the Company would receive $775,000 over 42 months commencing June 30, 2001, together with interest at a rate of 9% per annum. As a result of the settlement agreement the provision against the loan was reduced to $146,269Details are as follows:

	June 30, 2002	December 31, 2001
Amount due repayable in monthly payments of principal and
interest of $21,124 per month	$ 648,147	$ 743,215
Less current portion	203,412	194,494
	$ 444,735	$ 548,721

  Other assets:

	June 30, 2002	December 31, 2001
Prepaid royalties	$ 291,828	$ 326,262
Product development costs	62,344	74,982
	354,172	401,244
Less current portion, included in prepaid expenses	302,646	267,418
	$ 51,526	$ 133,826

  Equipment and leasehold improvements:

	June 30, 2002		December 31, 2001
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,278,842	$ 1,068,487	$ 1,203,915	$ 983,266
Machinery and equipment	466,880	431,099	445,821	406,881
Furniture and fixtures	480,912	453,551	458,222	428,986
Trucks and automobiles	80,598	79,933	76,722	75,977
Telephone equipment	50,328	40,405	42,486	37,499
Leasehold improvements	337,721	299,185	321,479	282,613
	$ 2,695,281	$ 2,372,660	$ 2,548,645	$ 2,215,222

Discontinued operation (note 15)			26,852

Net book value	$ 322,621		$ 360,275

  Bank indebtedness:

  In 2001, the Company secured a line of credit to finance its inventory and accounts receivable providing for advances of up to $1,500,000 (Cdn$2,425,000). An additional amount of $47,000 (Cdn$75,000) was advanced to the Company based on the value of certain of its equipment. In May 2002, the Company increased its total credit facility to $2,308,000 (Cdn$3,500,000), representing an increase in borrowing capacity of $660,000 (Cdn$1,000,000). The receivable loan has a discount fee of 2% and both the inventory loan and the equipment loan bear interest at Canadian prime plus 7.5%. The latter is being repaid through monthly capital repayments of $1,100 (Cdn$1,875). The agreement is for a period of one year expiring on August 16, 2002 and is renewed automatically, unless prior notice is given by either party.

  The loan is secured by a first lien in the principal amount of $2,500,000 (Cdn$4,000,000) on all present and future assets of the Company and the assignment of insurance.

  The Company has approximately $961,000 of credit available as at June 30, 2002.

  Shortfall on share conversions:

In connection with the acquisition of the assets of Ark Foundation LLC, in January 1999, the Company created and issued a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Shares ("Series A shares") with a stated value of $5.00 per share. The Series A shares rank senior to the common stock. The Series A shares have a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash, if, as and when declared. The Series A shares were redeemable and convertible at determinable prices on determinable dates. The Series A shares were convertible into shares of the Company's common stock on a one-for-one basis. If upon conversion, the market value of the common stock of the Company was less than $5.00 per share, the Company was obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

All of the shares were converted into common stock between January 2000 and August 2001. Because the market price of the common stock was below $5.00 per share on certain of the conversion dates, the Company recorded shortfalls of $118,000 in 2000 and $463,310 in 2001.

On February 26, 2002, the Company entered into a settlement agreement with the seller of the assets of Ark Foundation LLC and certain other parties, which settled all outstanding matters resulting from the purchase of the assets. Pursuant to the settlement agreement, the Company issued 242,213 shares of its common stock in settlement of the outstanding shortfalls noted above. The Company agreed to remove the legend on the shares which had previously been pledged to secure Ark Creations' $1,500,000 note payable and granted the seller an option to purchase the remaining assets of Ark Creations

  Capital stock

  The number of common shares has been adjusted for transactions that occurred prior to September 4, 2001, to give effect to the one-for-four reverse stock split, which reduced the number of outstanding common shares to 1,284,619 at that date and the number of authorized shares from 50,000,000 to 12,500,000.

    Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. There are no shares issued and outstanding at June 30, 2002.

    Share transactions:

• January 2001:

50,000 Series A preferred shares converted to 12,500 common shares, increasing capital stock by $50.

• February 2001:

In satisfaction of the full payment of the long-term debt of its US subsidiary, Ark Creations, which ceased operations in 2000, 93,750 common shares were issued, increasing capital stock by $375.

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

    June 2002:

At the June 2002 Annual Meeting the stockholders approved issuance of 915,000 shares of Common Stock and warrants to purchase 2,745,000 shares of Common Stock issuable upon the exercise of warrants upon the conversion of 915,000 shares of the Series B Convertible Redeemable Preferred Stock, which by their terms were automatically convertible into Common Stock upon such approval. Accordingly, on such date, the 915,000 shares of Series B Convertible Redeemable Preferred Stock were converted into 915,000 shares of Common Stock and 2,745,000 of warrants.

    Summary of common stock outstanding:

A summary of the number of shares of common stock outstanding and share transactions since January 1, 2001 is as follows:

January 1, 2001	808,726
Share issuance in settlement of long-term debt (note 7(c))	93,750
Share conversions (note 7(c))	25,000
Private sale (note 7(c))	357,143
Stock options (note 7(c))	500
December 31, 2001	1,285,119
Share issuance on settlement of shortfall on share conversion (note 7(c))	242,213
Share issuance related to private placement	915,000
June 30, 2002	2,442,332

  Stock options and warrants:

  The Company's amended and restated employee stock option plan (the "Option Plan") provides for the issuance of up to 300,000 options (150,000 as at December 31, 2001) to acquire common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options, which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

  Under the option plan, the exercise price of each option granted has been equal to the market price of the Company's stock on the grant date, and an option's maximum term is ten years.

  Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2002	134,093	236,875	412,143	783,111	$ 3.72

Granted	12,500	-	2,745,000	2,757,500
Expired	(93,783)	(37,500)	-	(131,283)

June 30, 2002	52,810	199,375	3,157,143	3,409,328	$ 0.60

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
Quarter ended June 30, 2002
Basic EPS
From continuing operations	$ (91,079)	1,547,442	$ (0.06)
Discontinued operations	114,817	1,547,442	0.08
Earnings available to common stockholders	23,738	1,547,442	0.02
Diluted EPS
From continuing operations	(91,079)	2,603,137	(0.03)
Discontinued operations	114,817	2,603,137	0.04
Earnings available to common stockholders
and assumed conversions	23,738	2,603,137	0.01

Period ended June 30 2002
Basic and Diluted EPS
From continuing operations	$ (629,775)	1,461,165	$ (0.43)
Disontinued operations	83,049	1,461,165	0.06

Earnings available to common stockholders	(546,726)	1,461,165	(0.37)

Quarter ended June 30 2001
Basic and Diluted EPS
From continuing operations	$ (549,988)	1,272,119	$ (0.43)
Discontinued operations	(191,355)	1,272,119	(0.15)
Before extraordinary item	(741,343)	1,272,119	(0.58)
Gain on debt extinguishment	695,538	1,272,119	0.54
Earnings available to common stockholders	(45,805)	1,272,119	(0.04)

Period ended June 30 2001
Basic and Diluted EPS
From continuing operations	$ (1,017,106)	1,002,774	(1.01)
Discontinued operations	(309,354)	1,002,774	(0.31)
Before extraordinary item	(1,326,460)	1,002,774	(1.32)
Gain on debt extinguishment	695,538	1,002,774	0.69
Earnings available to common stockholders	(630,922)	1,002,774	(0.63)

  Options and warrants to purchase 511,768 shares for the quarter ended June 30, 2002 of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Options and warrants to purchase 3,409,328 shares for the period ended June 30, 2002 (December 2001 - 783,111) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Net change in operating working capital items:

	For the six months ended June 30,
	2002	2001

(Increase) decrease in accounts receivable	$ (282,321)	$ 464,025
(Increase) decrease in due from employees and affiliated company	(133)	17,212
(Increase) decrease in inventory	(398,840)	382,051
Decrease in income taxes recoverable	146,924	348,347
Decrease in prepaid expenses	107,793	11,886
Decrease in trade accounts payable	(43,541)	(148,619)
Increase (decrease) in other accounts payable and accrued liabilities	473,195	(630,886)
Decrease in royalties payable	(4,469)	(3,875)
(Decrease) increase in income taxes payable	(3,212)	175,055
	$ (4,604)	$ 615,196

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2002	$ 152,000
2003	304,000
2004	236,000
2005	8,000
2006	8,000
$ 708,000

  Rent expense for the period ended June 30, 2002, and 2001 amounted to approximately $86,325 and $56,758 respectively.

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

  The Company's Canadian subsidiary is also contingently liable for an outstanding letter of credit of $500,000 as at June 30, 2002 ($250,000 as at December 31, 2001). The short-term deposit has been pledged as collateral for this letter of credit.

  Segment information:

    Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items. Approximately 96% of total sales are to Canadian customers. The majority of long-lived assets are located in Canada.

      Other information:

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 76% of gross sales for the period ended June 30, 2002. The Company's two largest suppliers accounted for 55% of gross sales for the period ended June 30, 2001.

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

At June 30, 2002, the Company had no contracts to purchase US dollars.

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

    Credit risk and economic dependence:

For the period ended June 30, 2002, approximately 57% (June 30, 2001 - 53%) of the Company's sales were made to two unrelated companies, as detailed below.

	June 30, 2002		June 30, 2001
	Net Sales	%	Net Sales	%
Customer A	$ 2,273,000	40	$ 1,702,000	42
Customer B	966,000	17	446,000	11

The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Interest rate risk:

The Company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at a floating rate.

  Discontinued operation:

  On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary to Sababa Global Consumer Products, LLC. Sababa Toys, Inc. distributes proprietary products and develops product concepts to be sold to third parties. In consideration for the purchase of the shares, the Company received a note in the principal amount of $1,065,716. Payments under the note are to be made quarterly until June 30,2005 when the unpaid principal balance is due. The Company recognized a gain on the sale of $761,547, of which $149,541 has been recorded in the Statement of Operations. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

  The Company's financial statements have been presented to reflect Sababa Toys, Inc. as a discontinued operation for all periods. Operating results of the discontinued operation are summarized below.

	For the three month period ended		For the six month period ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales	$ 237,241	$ -	$ 536,120	$ -
Cost of goods sold	104,420	6,215	238,979	15,533
Selling, general & administrative expenses	167,545	185,140	363,633	293,821

Loss from discontinued operations	$ 34,724	$ 191,355	$ 66,492	$ 309,354

  No income taxes were paid or deferred on the discontinued operation.

  Assets and liabilities of the discontinued operation are as follows:

December 31, 2001
Current assets	$ 752,103
Other assets	102,610
Equipment and leasehold improvements, net	26,852
Total assets	881,565

Current liabilities	485,275
Net assets of discontinued operation	$ 396,290

  Comparative figures:

Certain of the 2001 comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.

GRAND TOYS INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this 10-Q and the December 31, 2001 Annual Report.

Overview

Forward-looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; including without limitation, its Toy Biz line; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Company's Form 10-K for the year ended December 31, 2001 and in other reports filed by the Company with the Securities and Exchange Commission.

In our audited financial statements for the years ended December 31, 2001 and 2000 , the Company recognized that it had certain issues which raised substantial doubt about the Company's ability to continue as a going concern. The reasons cited were our recurring losses and the cancellation of our line of credit in 2000. This was noted in KPMG's audit report on those financial statements. In 2001, we implemented a plan to stem our losses , return to profitability and secured a new credit facility. However, the line of credit which the Company has been able to obtain is not sufficient to meet all of our financial needs and we might not be able to successfully implement our new operational plan. If doubts about our ability to continue as a going concern persist, it may have an adverse impact on investors' willingness to invest in our stock which would negatively impact the price and liquidity of our shares.

We incurred net losses for the six months ended June 30, 2002 of $546,726; $1,371,492 for the year ended December 31, 2001; and $10,156,713 for the year ended December 31, 2000. We have not reported an annual profit since December 31, 1997. In order to return to profitability, beginning in 2001 we have focused on products with higher profit margins and have reduced expenses. This has resulted in improved performance and we have achieved profitability for the quarter ended June 30, 2002 and, in spite of these efforts, there can be no assurance that we will become profitable on an annual basis.

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, and volume rebate allowances. Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges. Royalties to supplier of Grand Toys Ltd., the Company's Canadian operating subsidiary ("Grand Canada"), which are not contingent upon the subsequent sales of the suppliers' products are included in the price paid for such products.

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

All amounts are in US Dollars ($) unless otherwise noted.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2002	2001	2002	2001
	%	%	%	%

Net sales	100.00	100.00	100.00	100.00
Cost of goods sold	62.84	79.64	63.25	73.22
Gross profit	37.16	20.36	36.75	26.78
Operating expenses:
Selling, general and administrative	39.73	66.07	46.42	57.15
Bad debt (recovery) expense	(0.06)	1.05	0.26	0.92
Depreciation and amortization	0.67	1.49	0.78	1.43
Foreign exchange (gain) loss	(0.30)	1.13	0.08	1.25
Interest expense	0.35	-	0.65	-
Interest income	(0.56)	(0.88)	(0.64)	(1.21)
Unusual item	-	(28.52)	-	(12.92)
Total operating expenses	39.83	40.34	47.55	46.62
Loss from continuing operations
before income taxes	(2.67)	(19.98)	(10.80)	(19.84)

Loss from continuing operations	(2.67)	(29.97)	(11.08)	(25.10)

Discontinued operation:
Loss from discontinued operation	(1.01)	(10.43)	(1.17)	(7.64)
Gain on sale of discontinued operation	4.37	-	2.63	-
(Loss) gain before extraordinary item	0.69	(10.43)	(9.62)	(7.64)

Gain on forgiveness of long term debt	-	37.90	-	17.17

Net loss	0.69	(2.50)	(9.62)	(15.57)

On a quarterly basis management reviews its inventory of products and makes an assessment of its realizable value. The factors considered include current market prices, the demand for and the seasonality of its products. If circumstances change (i.e. unexpected shift in market demand, pricing, trends etc.) there could be a material impact on the net realizable value of inventory.

The 2001 comparative results exclude Sababa Toys, Inc. and are comparable.

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Net Income:

Net income for the second quarter of 2002 was $23,738 or $0.02 per share as compared to a net loss of $45,805 or $(0.04) per share for the second quarter of 2001. However, net income included a gain of $149,541 from the sale of Sababa Toys, Inc. Without this gain, the Company would have incurred a net loss of $125,803, or $(0.08) per share.

The decrease in the net loss is attributed to the increases in net sales (86.36%), gross profit (16.80%) and the recognition of the gain on sale of the discontinued operations. These increases were offset by the increase in expenses, as a result of 2nd quarter restructuring expenses and certain non-recurring expenses.

Net Sales:

Net sales increased for the second quarter of 2002 by $1,584,706 or by 86.36% to $3,419,749 from $1,835,043 for the second quarter of 2001. During the quarter, gross profit also increased as a result of the Company's emphasis on profitable sales and tighter inventory control.

The increase in the current quarter is due to the Spider-Man, Lord of the Rings and Disney/Universal product lines. In particular,

Spider-Man, the evergreen, perennially popular line of action adventure figures from the classic comic book hero has been dramatically enhanced by the release of Spider-Man the movie and additional lines of product based on the movie characters.

Similarly, sales of Lord of the Rings action figure toys based on the characters J.R.R. Tolkien's classic novel line increased as the successful movie adaptation captured the imagination of children.

The Disney/Universal line consists of records and audiotapes . The Company acquired the right to distribute these products in Canada in January 2002. The addition of this line represents 1% of the total net sales increase of 86.36% over the same quarter of 2001.

Gross Profit:

Gross profit for the Company increased during the second quarter of 2002 by $897,277 compared to the same quarter of 2001. As a percentage of sales, gross profit increased from 20.36% in the second quarter of 2001 to 37.16% in the second quarter of 2002. Gross profit increased as a result of the sales and product mix in the second quarter 2002. In addition the increased gross profit in the second quarter of 2002 resulted from the Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $146,070 to $1,358,503, in the second quarter of 2002, from $1,212,433 in the second quarter, of 2001, was primarily due to increases in royalty ($28,823) and insurance expenses ($16,499).

Other material expenses in the quarter were:

Bank financing	$ 110,155
Legal expenses	84,883
Severance	28,710
$ 223,748

Of the above expenses, $113,593 is of a non-recurring nature.

Selling, general and administrative expenses as a percentage of sales, were lower in 2002, a 26.34% decrease, as compared to 2001. The Company continues to conduct reviews of all aspects of its operations to reduce costs and improve profitability.

Gain on discontinued operation:

On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary to Sababa Global Consumer Products, LLC. Sababa Toys, Inc. distributes proprietary products and develops product concepts to be sold to third parties. In consideration for the purchase of the shares, the Company received a note in the principal amount of $1,065,716. Payments under the note are to be made quarterly until June 30, 2005 when the unpaid principal balance is due. The Company recognized a gain on the sale of $761,547, of which $149,541 has been recorded in the Statement of Operations. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

Net Loss:

Net loss was $546,726 or $(0.37) per share for the first six months of 2002 compared to net loss of $630,922 or $(0.64) per share for the same period last year. However, net loss included a gain of $149,541 from the sale of Sababa Toys, Inc. Without this gain, the Company would have incurred a net loss of $696,267, or $(0.48) per share.

The decrease in the net loss of $84,196 is attributed to the increases in net sales (40.25%), gross profit (9.97%) and the recognition of the gain on sale of the discontinued operations. These increases were offset by the increase in expenses, as a result of 2nd quarter restructuring expenses and certain non-recurring expenses.

Net Sales:

Net sales increased for the second quarter of 2002 by $1,630,696 or by 40.25% to $5,682,555 from $4,051,859 for the first half of 2001. During the period, gross profit also increased as a result of the Company's emphasis on profitable sales and tighter inventory control.

The increase in the current period is due to the Spider-Man, Lord of the Rings and Disney/Universal product lines. In particular,

Spider-Man, the evergreen, perennially popular line of action adventure figures from the classic comic book hero has been dramatically enhanced by the release of Spider-Man the movie and additional lines of product based on the movie characters.

Similarly, sales of Lord of the Rings action figure toys based on the characters of J.R.R. Tolkien's classic novel line increased as the successful movie adaptation captured the imagination of children.

The Disney/Universal line consists of records and audiotapes . The Company acquired the right to distribute these products in Canada in January 2002. The addition of this line represents 4% of the total net sales increase of 40.25% over the same period of 2001.

Gross Profit:

Gross profit for the Company increased by $1,003,280 as a percentage of sales, gross profit increased from 26.78% to 36.75%. Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

The increased gross profit in 2002 results from the Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control. Retailers continue to be cautious in placing fall orders but retail offtake is encouraging.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $321,893 compared to those of the first six months of 2001 was primarily due to increases in advertising and cooperative advertising ($75,237), royalty ($47,867), insurance ($25,646) and compensation ($21,334) expenses.

As a percentage of sales, selling, general and administrative expenses decreased by 10.73% from 57.15 for the first six months of 2001 to 46.42% for the same period of 2002.

Other material expenses for the six-month period ended June 30, 2002 were:

Bank financing	$ 181,858
Legal expenses	137,056
Recruiting	33,000
Severance	28,710
Consulting	19,962
$ 400,586

Of the above expenses, $218,728 is of a non-recurring nature.

Gain on discontinued operation:

On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary to Sababa Global Consumer Products, LLC. Sababa Toys, Inc. distributes proprietary products and develops product concepts to be sold to third parties. In consideration for the purchase of the shares, the Company received a note in the principal amount of $1,065,716. Payments under the note are to be made quarterly until June 30,2005 when the unpaid principal balance is due. The Company recognized a gain on the sale of $761,547, of which $149,541 has been recorded in the Statement of Operations. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings from its credit facility with Montcap Financial Inc., by cash flow from operations, and sales of equity securities. The inflow of funds in 1999, due to options and warrants being exercised resulted in virtually all short-term bank debt being eliminated by December 31, 1999 and a cash position maintained through June 30, 2001, as a result of a private sale of common stock and the receipt of income taxes recoverable.

In March 2001, the Company received gross proceeds of $500,000 from a private sale of its Common Stock and warrants.

In June 2001, the Company secured a line of credit with Montcap Financial up to $627,825 with drawdowns based upon specified percentages of its accounts receivable. The line of credit was secured by the accounts receivable of the Company.

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

In May 2002, the Company increased its borrowing capacity to $2,308,403 from $1,569,563.

Our available borrowings under the Montcap credit facility and the net proceeds from the sale of our common stock and warrants are not sufficient to fully implement our business plan. To the extent that we will be required to fund operating losses, our financial position will deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business

Accounts receivable at June 30, 2002 were $1,530,014 compared to $1,183,175 at December 31, 2001. The sales were mainly to mass retailers. Inventory at June 30, 2002 increased to $1,841,909 from $1,373,094 at December 31, 2001.

Working capital decreased from $1,111,171 at December 31, 2001 to $1,208,335 at June 30, 2002. Net cash used for operating activities was $575,612 in 2002 compared to net cash used by operating activities of $494,211 in 2001. Cash for additions to equipment and leasehold improvements was $19,425 in 2002 compared to $15,754 for 2001.

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

None

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

Part II: Other Information

Item 1. Legal proceedings

During the quarter ended June 30, 2002, there were no other material developments to any legal proceedings which have been previously reported by the Company.

Other than discussed above or in Note 16 to the Company's December 31, 2001 Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2. Changes in Securities and Use of Proceeds

At the June 2002 Annual Meeting the stockholders approved issuance of 915,000 shares of Common Stock and warrants to purchase 2,745,000 shares of Common Stock issuable upon the exercise of warrants upon the conversion of 915,000 shares of the Series B Convertible Redeemable Preferred Stock, which by their terms was automatically convertible into Common Stock upon such approval. Accordingly, on such date, the 915,000 shares of Series B Convertible Redeemable Preferred Stock were converted into 915,000 shares of Common Stock and 2,745,000 of warrants.

On August 2, 2002, the Company issued 57,787 shares of Common Stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders:

On June 28, 2002, the Company held its 2002 annual meeting of stockholders. At the meeting, the following actions took place:

  The stockholders re-elected Stephen Altro, David Mars, Elliot Bier and James Rybakoff, and elected Michael Kron, Earl Azimov and Michael Seltzer as directors of the Company. The number of votes for and against each of them was as follows:

Director Name	For	Against	Withheld	Abstain

Elliot Bier	1,518,679	111	n/a	8,423
James Rybakoff	1,518,679	111	n/a	8,423
David Mars	1,518,677	113	n/a	8,423
Stephen Altro	1,518,627	163	n/a	8,423
Michael Kron	1,517,540	1,250	n/a	8,423
Earl Azimov	1,517,540	1,250	n/a	8,423
Michael Seltzer	1,517,540	1,250	n/a	8,423

  The stockholders ratified the approval of the issuance of 915,000 shares of Common Stock and 2,745,000 shares of Common Stock issuable upon exercise of warrants upon the conversion of 915,000 shares of Series B Convertible Redeemable Preferred Stock issued in December 2001 and January 2002, which issuance would represent more than 20% of the Company's total Common Stock outstanding. 777,919 shares were voted for the resolution, 120,668 shares were voted against the resolution, no shares were withheld and 627,600 shares were not voted.

  The stockholders ratified the approval of an amendment to the Amended and Restated 1993 Stock Option Plan to increase the number of shares available for grant of options under the Plan from 150,000 to 300,000 and to extend the expiration date of the Plan to December 13, 2011. 781,735 shares were voted for the resolution, 115,835 shares were voted against the resolution, no shares were withheld and 627,600 shares were not voted; and

  The stockholders ratified the approval of KPMG LLP to serve as the Company auditors for the fiscal year ending December 31, 2001. 1,424,040 shares were voted for the appointment, 6,836 shares were voted against the appointment, no shares were withheld and 96,337 shares abstained.

Item 5. Other Information

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

In December 2001, David Mars and Stephen Altro, directors of the Company, purchased shares of Series B Convertible Redeemable Preferred Stock. David Mars invested $195,000 and received 195,000 shares at $1.00 each and 585,000 warrants to purchase Common Stock at an exercise price of $0.01 each. In March 2002, Mr. Mars invested an additional $200,000 and received 200,000 shares at $1.00 each and 600,000 warrants to purchase Common Stock at an exercise price of $0.01 each. Stephen Altro invested $200,000 and received 200,000 shares at $1.00 each and 600,000 warrants to purchase Common Stock at an exercise price of $0.01 each. The conversion of these shares was approved at the annual meeting in June 2002.

On June 10, 2002, the Company's President and Chief Executive Officer, R. Ian Bradley, resigned for personal reasons. The Board of Directors will be conducting a search for Mr. Bradley's replacement, in the coming months. In the interim, its current management will guide the stewardship of the Company, which is under Board supervision.

In connection with the preparation of this Report, as required by Section 906 of the Sarbanes-Oxley Act of 2002, each of Stephen Altro, the Company's Interim Chief Executive Officer, and Tania Clarke, the Company's Chief Financial Officer have certified that this Quarterly report on Form 10-Q fully complies with the reporting requirements of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Item 6. Exhibits and Reports on Form 8-K

No exhibits or reports on Form 8-K were filed during the quarter ended June 30, 2002.

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002 GRAND TOYS INTERNATIONAL, INC.
By: /s/ Stephen Altro
Stephen Altro
Director

By: /s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002 GRAND TOYS INTERNATIONAL, INC.
By:
Stephen Altro
Director

By:
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

______________________________ Name: /s/ Stephen Altro Date: August 14, 2002

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

______________________________ Name: Tania Clarke Date: August 14, 2002