Form 10-Q
period 2002-09-30
GRAND TOYS INTERNATIONAL INC
filed 2002-11-15
CIK 814463

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Yes X No _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of November 14, 2002: 2,685,887

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended September 30, 2002

ITEMS IN FORM 10 - Q	PAGE

Part I - Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	2-3
Consolidated Statements of Operations For The Three Month and Nine Month periods ended September 30, 2002 and 2001	4
Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Nine Month period ended September 30, 2002	5
Consolidated Statements of Cash Flows For The Nine Month period ended September 30, 2002 and 2001	6
Notes to Consolidated Financial Statements	7-16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23
Item 3. Quantitative and Qualitative Disclosures About Market Risks	23
Item 4. Controls and Procedures	23

Part II - Other Information

Item 1. Legal proceedings	23-24
Item 2. Changes in Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25
Certifications	26-31

GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	September 30, 2002	December 31, 2001
	(Unaudited)

Assets

Current assets:
Short-term deposit (note 12(c))	$ 500,000	$ 250,000
Accounts receivable (net of allowance for
doubtful accounts of $12,601; 2001 - $12,556)	1,985,985	1,183,175
Current portion of loan receivable (note 2)
(net of provision Nil; 2001 - $146,269)	208,024	194,494
Due from employees and affiliated company	1,670	2,034
Income taxes recoverable	-	143,668
Inventory	2,387,931	1,373,094
Prepaid expenses	446,053	698,597
Current assets of discontinued operation (note 15)	-	752,103
Total current assets	5,529,663	4,597,165

Loan receivable (note 2)	390,967	548,721

Note receivable (note 15)	1,060,878	-

Other assets (note 3)	44,686	133,826

Other assets of discontinued operation (note 15)	-	102,610

Equipment and leasehold improvements, net (note 4)	285,776	360,275

Total assets	$ 7,311,970	$ 5,742,597

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets
	September 30, 2002	December 31, 2001
	(Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 5)	$ 1,497,918	$ 630,136
Trade accounts payable	1,758,933	1,483,506
Other accounts payable and accrued liabilities	600,145	297,470
Shortfall on share conversions (note 6)	-	581,310
Royalties payable	22,645	8,297
Current liabilities of discontinued operation (note 15)	-	485,275
Total current liabilities	3,879,641	3,485,994

Deferred gain (note 15)	612,006	-

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,685,887 shares issued and outstanding
(2001 - 1,285,119 shares)	2,686	1,285
Series B preferred stock, $0.001 par value:
915,000 shares authorized,
Nil shares issued and outstanding
(2001 - 915,000)	-	800
	2,686	2,085

Additional paid-in capital	22,481,700	21,496,788
Deficit	(18,694,370)	(18,253,908)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(969,793)	(988,462)
	2,820,223	2,256,503

Commitments and contingencies (notes 11 and 12)

Total liabilities and stockholders' equity	$ 7,311,970	$ 5,742,597

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations, (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
	2002	2001	2002	2001

Net sales	$ 3,244,053	$ 1,902,910	$ 8,926,608	$ 5,954,769

Cost of goods sold	2,007,983	1,225,151	5,602,170	4,191,922
Gross profit	1,236,070	677,759	3,324,438	1,762,847

Operating expenses:
Selling, general and administrative	1,081,630	852,043	3,719,419	3,167,937
Bad debt expense (recovery)	9,810	(663)	24,532	36,465
Depreciation and amortization	22,836	28,955	67,420	86,795
Foreign exchange loss	11,896	18,649	16,500	68,727
Interest expense	19,572	-	56,527	-
Interest income	(15,940)	(20,919)	(52,113)	(70,086)
Unusual items	-	(214,089)	-	(737,484)
	1,129,804	663,976	3,832,285	2,552,354
Earnings (loss) from continuing operations
before income taxes	106,266	13,783	(507,847)	(789,507)
Income taxes recovery (expense):	-	82,823	(15,664)	(130,991)

Earnings (loss) from continuing operations	106,266	96,606	(523,511)	(920,498)

Discontinued operation (note 15):
Loss from discontinued operation	-	(38,837)	(66,492)	(348,193)
Gain on sale of discontinued operation	-	-	149,541	-
Earnings (loss) before extraordinary item	106,266	57,769	(440,462)	(1,268,691)

Gain on forgiveness of long term debt,
net of deferred income taxes of $499,585	-	-	-	695,538

Net earnings (loss)	$ 106,266	$ 57,769	$ (440,462)	$ (573,153)

Earnings per share (note 9):
Basic and diluted EPS
From continuing operations	$ 0.04	$ 0.08	$ (0.28)	$ (0.80)
Discontinued operation	-	(0.03)	0.04	(0.30)
Extraordinary item:
Gain on debt forgiveness	-	-	-	0.61
Basic	0.04	0.05	(0.24)	(0.49)

Diluted EPS
From continuing operations	$ 0.03	$ 0.08	$ (0.28)	$ (0.80)
Discontinued operation	-	(0.03)	0.04	(0.30)
Extraordinary item:
Gain on debt forgiveness	-	-	-	0.61
Diluted	0.03	0.05	(0.24)	(0.49)

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2002	$ 2,085	$ 21,496,788	$(18,253,908)	$ (988,462)	$2,256,503

Net loss for the period			(440,462)		(440,462)
Foreign currency adjustment				18,669	18,669

Total comprehensive income					(421,793)

Share issuance in settlement of shortfall on share
conversions (note 7 (c))	242	581,068			581,310

Private sale of preferred stock (note 7 (c))	115	114,885			115,000

Share issuance (note 7(c))	58	61,196			61,254

Share issuance in settlement of
outstanding legal fees (note 7(c))	186	213,447			213,633

Compensation expense		14,316			14,316
September 30, 2002	$2,686	$22,481,700	$(18,694,370)	$(969,793)	$2,820,223

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)
	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss from continuing operations	$ (523,511)	$ (920,498)
Adjustments for:
Depreciation and amortization	67,420	86,795
Deferred income taxes	-	684,996
Extinguishment of long term debt	-	(1,195,688)
Gain on forgiveness of long term debt	-	695,538
Consulting expense	61,254	-
Compensation expense	(9,850)	-
Net change in operating working capital items (note 10)	(635,637)	297,425
Net cash used for continuing operations	(997,324)	(351,432)
Net cash provided by (used for) discontinued operation
(note 15)	30,466	(680,821)
Net cash used for operating activities	(1,009,858)	(1,032,253)

Cash flows from financing activities:
Increase in bank indebtedness	869,379	342,818
Share issuance proceeds	115,000	-
Proceeds from private sale	-	500,000
Other	16,546	988
Net cash provided by financing activities	1,000,925	843,806

Cash flows from investing activities:
Purchase of short term deposit(note 12(c))	(250,000)	-
Loan receivable	144,224	-
Decrease in other assets	132,962	-
Additions to equipment and leasehold improvements	(18,253)	(23,068)
Net cash provided by (used) for investing activities	8,933	(23,068)

Net decrease in cash	-	(211,515)
Cash, beginning of period	-	211,515
Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 56,527	$ -
Income taxes	15,664	18,582
Private placement proceeds included in accounts
receivable	-	169,000
Non-cash transactions:
Share conversions	-	250,000
Shortfall on share conversions	-	232,810
Share conversions in settlement of
outstanding legal fees	213,633	-
Reduction in shortfall on share conversions through
the issuance of common stock (note 7(c))	581,310	-

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Grand Toys International, Inc., a Nasdaq SmallCap listed Company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian operating subsidiaries, is the distribution of toys and related items.

  Significant accounting policies:

  Basis of presentation:

  The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company has incurred operating losses in the last several years and again in the nine months ended September 30, 2002.

  In 2001, the Company secured a line of credit to finance its inventory and accounts receivable and also realized net proceeds from the sale of capital stock and warrants. In 2002, the Company increased its borrowing capacity under the credit line, however this financing and the net proceeds from the sale of the Company's common stock and warrants are not sufficient to fully implement the Company's business plan.

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

  Product development costs for proprietary product lines are capitalized and written off over a period of twenty-four months.

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

    Diluted earnings per share give effect to all potentially dilutive common shares that existed at September 30, 2002.

  Advertising and promotion:

  All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the period ended September 30, 2002 and 2001 amounted to approximately $386,539 and $ 213,428. These expenses include media and cooperative advertising and are shown as part of selling, general and administrative expenses in the financial statements.

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

In June 2001, the Company entered into a settlement agreement with Limited Treasurers pursuant to which the Company would receive $775,000 over 42 months commencing June 30, 2001, together with interest at a rate of 9% per annum. As a result of the settlement agreement the provision against the loan was reduced to $146,269. Details are as follows:

	September 30, 2002	December 31, 2001
Amount due repayable in monthly payments of principal and
interest of $21,124 per month	$ 598,991	$ 743,215
Less current portion	208,024	194,494
	$ 390,967	$ 548,721

  Other assets:

	September 30, 2002	December 31, 2001
Prepaid royalties	$ 278,071	$ 326,262
Product development costs	42,765	74,982
	320,836	401,244
Less current portion, included in prepaid expenses	276,150	267,418
	$ 44,686	$ 133,826

  Equipment and leasehold improvements:

	September 30, 2002		December 31, 2001
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,220,499	$ 1,038,066	$ 1,203,915	$ 983,266
Machinery and equipment	447,292	414,145	445,821	406,881
Furniture and fixtures	459,806	434,887	458,222	428,986
Trucks and automobiles	76,993	76,413	76,722	75,977
Telephone equipment	48,336	39,355	42,486	37,499
Leasehold improvements	322,614	286,898	321,479	282,613
	$ 2,575,540	$ 2,289,764	$ 2,548,645	$ 2,215,222

Discontinued operation (note 15)		-	26,852

Net book value	$ 285,776		$ 360,275

  Bank indebtedness:

  In 2001, the Company secured a line of credit to finance its inventory and accounts receivable providing for advances of up to $1,500,000 (Cdn$2,425,000). An additional amount of $47,000 (Cdn$75,000) was advanced to the Company based on the value of certain of its equipment. In May 2002, the Company increased its total credit facility to $2,308,000 (Cdn$3,500,000), representing an increase in borrowing capacity of $660,000 (Cdn$1,000,000). The receivable loan has a discount fee of 2% and both the inventory loan and the equipment loan bear interest at Canadian prime plus 7.5%. The latter is being repaid through monthly capital repayments of $1,100 (Cdn$1,875). The agreement was automatically renewed on the expiration date, August 16, 2002.

  The loan is secured by a first lien on all present and future assets of the Company.

  The Company had approximately $1,194,216 of credit available as at September 30, 2002.

  Shortfall on share conversions:

In connection with the acquisition of the assets of Ark Foundation LLC, in January 1999, the Company created and issued a class of 200,000 shares of non-voting Series A Convertible Redeemable Preferred Shares ("Series A shares") with a stated value of $5.00 per share. The Series A shares ranked senior to the common stock. The Series A shares had a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash, if, as and when declared. The Series A shares were redeemable and convertible at determinable prices on determinable dates. The Series A shares were convertible into shares of the Company's common stock on a one-for-one basis. If upon conversion, the market value of the common stock of the Company was less than $5.00 per share, the Company was obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

All of the shares were converted into common stock between January 2000 and August 2001. Because the market price of the common stock was below $5.00 per share on certain of the conversion dates, the Company recorded shortfalls of $118,000 in 2000 and $463,310 in 2001.

On February 26, 2002, the Company entered into a settlement agreement with the seller of the assets of Ark Foundation LLC and certain other parties, which settled all outstanding matters resulting from the purchase of the assets. Pursuant to the settlement agreement, the Company issued 242,213 shares of its common stock in settlement of the outstanding shortfalls noted above. The Company also granted the seller an option to purchase the remaining assets of Ark Creations.

  Capital stock

  The number of common shares has been adjusted for transactions that occurred prior to September 4, 2001, to give effect to the one-for-four reverse stock split, which reduced the number of outstanding common shares to 1,284,619 at that date and the number of authorized shares from 50,000,000 to 12,500,000.

    Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. There are no shares issued and outstanding at September 30, 2002.

    Share transactions:

• January 2001:

50,000 Series A preferred shares were converted to 12,500 common shares, increasing capital stock by $50.

• February 2001:

In satisfaction of the full payment of the long-term debt of its US subsidiary, Ark Creations, which ceased operations in 2000, 93,750 common shares were issued, increasing capital stock by $375.

• March 2001:

As a result of a private sale of common stock by the Company, 357,143 common shares and 357,143 warrants were issued, increasing capital stock by $1,428.

• August 2001:

50,000 Series A preferred shares were converted to 12,500 common shares, increasing capital stock by $50.

• November 2001:

500 options were exercised for total proceeds of $683, increasing the number of common shares outstanding by 500 and capital stock by $1.

    December 2001:

As a result of a private sale of Series B convertible redeemable preferred stock by the Company, 915,000 convertible preferred shares were issued for a total consideration of $915,000, of which $115,000 was unpaid at year-end. This transaction increased capital stock by $800.

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

    June 2002:

At the June 2002 Annual Meeting, the stockholders approved the issuance of 915,000 shares of Common Stock and warrants to purchase 2,745,000 shares of Common Stock issuable upon the exercise of warrants upon the conversion of 915,000 shares of the Series B Convertible Redeemable Preferred Stock, which by terms were automatically convertible into Common Stock upon such approval. Accordingly, on such date, the 915,000 shares of Series B Convertible Redeemable Preferred Stock were converted into 915,000 shares of Common Stock and 2,745,000 of warrants.

    July 2002

57,787 common shares were issued, increasing capital stock by $58

185,768 common shares were issued in partial satisfaction for outstanding legal fees, increasing capital stock by $186.

    Summary of common stock outstanding:

A summary of the number of shares of common stock outstanding and share transactions since January 1, 2001 is as follows:

January 1, 2001	808,726
Share issuance in settlement of long-term debt	93,750
Share conversions	25,000
Private sale	357,143
Stock options	500
December 31, 2001	1,285,119
Share issuance on settlement of shortfall on share conversion	242,213
Share issuance related to private placement	915,000
Share issuance	57,787
Share issuance and settlement	185,768
September 30, 2002	2,685,887

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

  Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2002	134,093	236,875	412,143	783,111	$ 3.72

Granted	90,500	20,000	2,745,000	2,855,500
Expired	(93,783)	(60,875)	-	(154,658)

September 30, 2002	130,810	196,000	3,157,143	3,483,953	$ 0.47

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
Quarter ended September 30, 2002
Basic EPS
From continuing operations	$ 106,266	2,619,210	$ 0.04
Discontinued operation	-	2,619,210	-
Earnings available to common stockholders	106,266	2,619,210	0.04
Diluted EPS
From continuing operations	$ 106,266	3,475,804	$ 0.03
Discontinued operation	-	3,475,804	-
Earnings available to common stockholders
and assumed conversions	106,266	3,475,804	0.03

Period ended September 30 2002
Basic and diluted EPS
From continuing operations	$ (523,762)	1,851,422	$ (0.28)
Disontinued operation	83,300	1,851,422	0.04

Earnings available to common stockholders	(440,462)	1,851,422	(0.24)

Quarter ended September 30 2001
Basic and diluted EPS
From continuing operations	$ 96,606	1,284,619	$ 0.08
Discontinued operation	(38,837)	1,284,619	(0.03)
Before extraordinary item	57,769	1,284,619	0.05
Gain on debt extinguishment	-	1,284,619	-
Earnings available to common stockholders	57,769	1,284,619	0.05

Period ended September 30 2001
Basic and diluted EPS
From continuing operations	$ (920,498)	1,144,329	(0.80)
Discontinued operation	(348,193)	1,144,329	(0.30)
Before extraordinary item	(1,268,691)	1,144,329	(1.10)
Gain on debt extinguishment	695,538	1,144,329	0.61
Earnings available to common stockholders	(573,153)	1,144,329	(0.49)

  For the quarter ended September 30, 2002, options and warrants to purchase 398,768 shares of the Company's common stock outstanding were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  For the nine months ended September 30, 2002, options and warrants to purchase 3,483,953 shares of the Company's common stock outstanding (December 2001 - 783,111) were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Net change in operating working capital items:

	For the nine months ended September 30,
	2002	2001

Increase in accounts receivable	$ (805,630)	$ (155,296)
Decrease in due from employees and affiliated company	376	16,853
(Increase) decrease in inventory	(1,020,987)	42,438
Decrease in income taxes recoverable	145,692	551,702
Decrease in prepaid expenses	234,632	59,481
Increase in trade accounts payable	490,590	476,496
Increase (decrease) in other accounts payable and accrued liabilities	305,375	(684,146)
Increase/(decrease) in royalties payable	14,315	(10,103)
	$ (635,637)	$ 297,425

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2002	$ 76,000
2003	305,000
2004	237,000
2005	8,000
2006	8,000
$ 634,000

  Rent expense for the period ended September 30, 2002, and 2001 amounted to approximately $118,564 and $171,023, respectively.

  Contingencies:

  Lawsuits for alleged breach of contract have been filed against the Company's Canadian subsidiary by two former sales representatives and an employee. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

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

  The Company's Canadian subsidiary is also contingently liable for an outstanding letter of credit of $500,000 as at September 30, 2002 ($250,000 as at December 31, 2001). The short-term deposit has been pledged as collateral for this letter of credit.

  Segment information:

    Operating and geographic information:

The Company operates primarily in one segment, which includes the distribution of toys and related items. Approximately 96% of total sales are to Canadian customers. The majority of long-lived assets are located in Canada.

      Other information:

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 76% of gross sales for the period ended September 30, 2002. The Company's two largest suppliers accounted for 55% of gross sales for the period ended September 30, 2001.

  Financial instruments:

  Foreign currency risk management:

The Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US dollars in the future at predetermined exchange rates. The contracts are not used for trading purposes. The Company's policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season. Gains and losses on forward exchange contracts are recorded in income and generally offset transaction gains or losses on the foreign currency cash flows, which they are intended to hedge.

At September 30, 2002, the Company had no contracts to purchase US dollars.

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

    Credit risk and economic dependence:

For the period ended September 30, 2002, approximately 52% (September 30, 2001 - 47%) of the Company's sales were made to two unrelated companies, as detailed below.

	September 30, 2002		September 30, 2001
	Net Sales	%	Net Sales	%
Customer A	3,124,000	35	$ 2,084,000	35
Customer B	1,518,000	17	715,000	12

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

	For the three month period ended		For the nine month period ended
	September 30		September 30
	2002	2001	2002	2001
Net sales	$ -	$ 186,702	$ 536,120	$ 186,702
Cost of goods sold	-	42,102	238,979	57,637
Selling, general & administrative expenses	-	183,437	363,633	477,258

Loss from discontinued operations	$ -	$ 38,837	$ 66,492	$ 348,193

  No income taxes were paid or deferred on the discontinued operation.

  Assets and liabilities of the discontinued operation are as follows:

December 31, 2001
Current assets	$ 752,103
Other assets	102,610
Equipment and leasehold improvements, net	26,852
Total assets	881,565

Current liabilities	485,275
Net assets of discontinued operation	$ 396,290

  Comparative figures:

Certain of the 2001 comparative figures have been reclassified to conform to the basis of presentation adopted in the current period.

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

In the Company's audited financial statements for the years ended December 31, 2001 and 2000, the Company recognized that it had certain issues which raised substantial doubt about the Company's ability to continue as a going concern. The reasons cited were the Company's recurring losses and the cancellation of the Company's line of credit in 2000. This was noted in KPMG's audit report on those financial statements. In 2001, the Company implemented a plan to stem its losses, return to profitability and secured a new credit facility. However, the line of credit which the Company has been able to obtain is not sufficient to meet all of the Company's financial needs and the Company might not be able to successfully implement its new operational plan. If doubts about the Company's ability to continue as a going concern persist, it may have an adverse impact on investors' willingness to invest in the Company's stock which would negatively impact the price and liquidity of our shares.

The Company incurred net losses for the nine months ended September 30, 2002 of $440,462; $1,371,492 for the year ended December 31, 2001; and $10,156,713 for the year ended December 31, 2000. The Company has not reported an annual profit since December 31, 1997. In order to return to profitability, beginning in 2001 the Company has focused on products with higher profit margins and has reduced expenses. This has resulted in improved performance and the Company have achieved profitability for the quarter ended September 30, 2002. In spite of these efforts, there can be no assurance that the Company will become profitable on an annual basis.

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

All amounts are in US Dollars ($) unless otherwise noted.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2002	2001	2002	2001
	%	%	%	%

Net sales	100.00	100.00	100.00	100.00
Cost of goods sold	61.90	64.38	62.76	70.40
Gross profit	38.10	35.62	37.24	29.60
Operating expenses:
Selling, general and administrative	33.35	44.78	41.67	53.20
Bad debt (recovery) expense	0.30	(0.03)	0.27	0.61
Depreciation and amortization	0.70	1.52	0.76	1.46
Foreign exchange (gain) loss	0.37	0.98	0.19	1.15
Interest expense	0.60	-	0.63	-
Interest income	(0.49)	(1.10)	(0.58)	(1.18)
Unusual item	-	(11.25)	-	(12.38)
Total operating expenses	34.83	34.90	42.94	42.86
Earnings (loss) from continuing operations
before income taxes	3.27	0.72	(5.7)	(13.26)

Earnings (loss) from continuing operations	3.27	5.08	(5.87)	(15.46)

Discontinued operation:
Loss from discontinued operation	-	(2.04)	(0.75)	(5.85)
Gain on sale of discontinued operation	-	-	1.68	-
Earnings (loss) before extraordinary item	3.27	3.04	(4.94)	(21.31)

Gain on forgiveness of long term debt	-	-	-	11.68

Net Earnings (loss)	3.27	3.04	(4.94)	(9.63)

On a quarterly basis management reviews its inventory of products and makes an assessment of its realizable value. The factors considered include current market prices, the demand for and the seasonality of its products. If circumstances change (i.e. unexpected shift in market demand, pricing, trends etc.) there could be a material impact on the net realizable value of inventory.

The 2001 comparative results exclude the operations of Sababa Toys, Inc., the shares of which were sold in June 2002.

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Net Earnings:

Net income for the third quarter of 2002 was $106,266, or $0.04, per share as compared to a net income of $57,769, or $0.05, per share for the third quarter of 2001.

The increase in the net income is attributed to the increases in net sales (70.48%) and gross profit (2.48%) These increases were offset by the increase in selling, general and administrative expenses, as a result of restructuring expenses and certain non-recurring expenses. The income per share was reduced as a result of the private offering of shares in December 2001 and January 2002 as well as other stock issuances make by the Company during 2002.

Net Sales:

Net sales increased for the third quarter of 2002 by $1,341,143, or by 70.48%, to $3,244,053 from $1,902,910 for the third quarter of 2001. During the quarter, gross profit also increased as a result of the Company's emphasis on profitable sales and tighter inventory control.

The increase in net sales during the quarter is primarily due to the Spider-Man, Lord of the Rings and Disney/Universal product lines. In particular, Spider-Man, the evergreen, perennially popular line of action adventure figures from the classic comic book hero has been dramatically enhanced by the release of Spider-Man the movie and additional lines of product based on the movie characters.

Similarly, sales of Lord of the Rings action figure toys based on the characters J.R.R. Tolkien's classic novel line increased as the successful movie adaptation captured the imagination of children.

The Disney/Universal line consists of records and audiotapes. The Company acquired the right to distribute these products in Canada in January 2002. The addition of this line represents 2% of the total net sales increase of 70.48% over the same quarter of 2001.

Gross Profit:

Gross profit for the Company increased during the third quarter of 2002 by $558,311, compared to the same quarter of 2001. As a percentage of sales, gross profit increased from 35.62% in the third quarter of 2001 to 38.10% in the third quarter of 2002. Gross profit increased as a result of the sales and product mix in the third quarter 2002. In addition the increased gross profit in the third quarter of 2002 resulted from the Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $229,587 to $1,081,630 in the third quarter of 2002, from $852,043 in the third quarter of 2001, was primarily due to increases in advertising and cooperative advertising ($109,374), royalties ($67,740) and consulting expenses ($64,120).

Other material expenses in the quarter were:

Bank financing	$ 81,574
Consulting	64,120
Severance	3,670
$ 149,364

Of the above expenses, $119,924 is of a non-recurring nature.

Selling, general and administrative expenses as a percentage of sales, were 11.43% lower in 2002 than during the comparable period in 2001. The Company continues to conduct reviews of all aspects of its operations to reduce costs and improve profitability.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

Net Earnings:

Net loss was $440,462, or $(0.24) per share, for the first nine months of 2002 compared to net loss of $573,153, or $(0.49), per share for the same period last year. However, net loss for the nine months ended September 30, 2002 included a gain of $149,541 from the sale of Sababa Toys, Inc. Without this gain, the Company would have incurred a net loss of $590,212, or $(0.32) per share.

The decrease in the net loss of $132,482 is attributed to the increases in net sales (50.00%), gross profit (88.58%) and the recognition of the gain on sale of the discontinued operations. These increases were offset by the increase in expenses, as a result of restructuring expenses and certain non-recurring expenses. The increase in the loss per share was also attributable to increased number of issued and outstanding shares as a result of the private offering of shares in December 2001 and January 2002 as well as other stock issuances make by the Company during 2002.

Net Sales:

Net sales increased for the third quarter of 2002 by $2,971,839, or by 50.00%, to $8,926,608 from $5,954,769 for the first nine months of 2001. During the period, gross profit also increased as a result of the Company's emphasis on profitable sales and tighter inventory control.

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

The Disney/Universal line consists of records and audiotapes. The Company acquired the right to distribute these products in Canada in January 2002. The addition of this line represents 4% of the total net sales increase of 50.00% over the same period of 2001.

Gross Profit:

Gross profit for the Company increased by $1,561,591 from $1,762,847 in 2001 to $3,324,438 in 2002. As a percentage of sales, gross profit increased from 29.60% to 37.24%. Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

The increased gross profit in 2002 results from the Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control. Retailers continue to be cautious in placing fall orders but retail offtake is encouraging.

Selling, General and Administrative Expenses:

The increase in selling, general and administrative expenses of $551,482 compared to the first nine months of 2001 was primarily due to increases in advertising and cooperative advertising ($187,253), royalty ($118,257), insurance ($44,815) and compensation ($113,736) expenses.

As a percentage of sales, selling, general and administrative expenses decreased by 11.53% from 53.20% for the first nine months of 2001 to 41.67% for the same period of 2002.

Other material expenses for the nine-month period ended September 30, 2002 were:

Bank financing	$ 263,432
Legal expenses	206,846
Recruiting	33,000
Severance	32,380
Consulting	81,216
$ 616,874

Of the above expenses, $298,480 is of a non-recurring nature.

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

The Company's available borrowings under the Montcap credit facility and the net proceeds from the sale of the Company's common stock and warrants are not sufficient to fully implement the Company's business plan. To the extent that the Company will be required to fund operating losses, the Company's financial position will deteriorate. There can be no assurance that the Company will be able to find significant additional financing at all or on terms favorable to it. If equity securities are issued in connection with a financing, dilution to the Company's stockholders may result, and if additional funds are raised through the incurrence of debt, the Company may be subject to restrictions on our operations and finances. Furthermore, if the Company does incur additional debt, it may be limiting its ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter its lines of business or accounting methods, even though these actions would otherwise benefit the Company's business

Accounts receivable at September 30, 2002 were $1,985,985 compared to $1,183,175 at December 31, 2001. The sales were mainly to mass retailers. Inventory at September 30, 2002 increased to $2,387,931 from $1,373,094 at December 31, 2001.

Working capital increased from $1,111,171 at December 31, 2001 to $1,650,022 at September 30, 2002. Net cash used for operating activities was $1,009,858 in 2002 compared to net cash used by operating activities of $494,211 in 2001. Cash for additions to equipment and leasehold improvements was $18,253 in 2002 compared to $23,068 for 2001.

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

The Company's management believes that in order to achieve its long-term expansion objectives and to enhance its competitive position in the U.S. market, the Company will need additional financial resources over the next several years. The precise amount and timing of the Company's future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for its products and the management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is are unable to obtain sufficient capital, it could require the Company to curtail its expansion plans.

Certain Business Relationships and Related Transactions

None

Effects Of Inflation

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

The Company has determined that the new pronouncements that will come into effect in the year 2002 will not have a significant impact on the financial statements.

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

Item 4. Controls and Procedures.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II: Other Information

Item 1. Legal proceedings

During the quarter ended September 30, 2002, there were no other material developments to any legal proceedings, which have been previously reported by the Company.

Other than discussed above or in Note 12 to the Company's December 31, 2001 Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2. Changes in Securities and Use of Proceeds

In July 2002, 243,555 common shares were issued in partial satisfaction for outstanding legal fees and settlement negotiation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1 Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002 GRAND TOYS INTERNATIONAL, INC.
By: /s/ Stephen Altro
Stephen Altro
Interim President and Chief Executive Officer

By: /s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Certification of Principal Executive Officer

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-Q of Grand Toys International , Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ...............

_______________________
Stephen Altro

Date: November 14, 2002

Certification of Principal Financial Officer

I, Tania Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-Q of Grand Toys International , Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ...............

_______________________
Tania Clarke

Date: November 14, 2002

Exhibit 99.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

______________________________ Name: /s/ Stephen Altro Date: November 14, 2002

EXHIBIT 99.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

______________________________ Name: Tania M. Clarke Date: November 14, 2002