Form 10-K/A
period 2000-12-31
GRAND TOYS INTERNATIONAL INC
filed 2002-11-18
CIK 814463

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The Issuer's revenues for the year ended December 31, 2000 were $12,017,885.

The number of shares outstanding of the Issuer's common stock is 3,284,906 (as of February 28, 2001).

The aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $1,231,840 (as of February 28, 2001).

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 - K/A
Filed with the Securities and Exchange Commission
Year ended December 31, 2000

ITEMS IN FORM 10 - K/A

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

Item 1.

Description of Business:

Introduction

Grand Toys International, Inc. (the "Company"), through its Canadian subsidiaries, Grand Toys Ltd. and Grand Concepts Inc. (collectively "Grand Canada") has been engaged in the toy business in Canada for over 40 years and currently distributes a wide variety of toys and fashion accessories throughout Canada. Grand Canada's business consists of four areas of operation: (i) the importation and distribution throughout Canada, on an exclusive and non-exclusive basis, of a wide variety of well-known toy products and fashion accessories including, party goods, stationery and accessories; (ii) the sale of toy products and fashion accessories featuring popular characters licensed to the Company; (iii) earning commissions on the sale of products, represented by Grand Canada and shipped directly from the overseas vendor to Canadian customers; and (iv) the sale of proprietary products, such as puzzles, mobiles, and gift-related items.

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
Vendor (Head Office)	Products Distributed by the Company	Product Price Range ($)
Grand (H.K.) Ltd. - Affiliate	Proprietary & licensed products	1.52 - 20.23
Intex (Taiwan)	Inflatable water toys	0.27 - 451.14
J.D. Components	Scooters	37.50 - 39.50
P & M Products	Arts & Crafts	1.08 - 15.48
Processed Plastic (U.S.)	Plastic toys, ride-on vehicles, and etc.	0.37 - 31.85
Spectra Star Toys (U.S.)	Kites	0.59 - 12.66
Toy Biz (U.S.)	Male action figures, dolls	3.36 - 95.73
Toymax (U.S.)	Electronic toys	3.43 - 85.92
Unice S.A. (Spain)	Balls	1.11 - 1.86

Design and Development

As is common in the toy and fashion accessory industries, Grand Canada receives numerous concepts from unaffiliated third parties for new products. Grand Canada does not employ its own inventors of new concepts but if it accepts and develops an inventor's concept for a new product, it will pay royalties to the inventor on sales from that product.

Grand's staff reviews trade and product developments within the recreational sector and determines if there is an opportunity that could be put into development. The Company sources ideas internally. Grand's staff develops the new concepts by attending tradeshows worldwide, reading industry publications and communicating with our existing vendors and customers.

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

Sources of Product

Approximately 73% of the Company's gross sales in 2000 were from products supplied by the following four vendors: Toy Biz, Tiger Electronics, J.D. Components, and Toymax.

These products accounted for 35%, 14%, 13% and 12%, respectively, of 2000 gross sales. Other than the products from the above-mentioned vendors, no products from any other vendor accounted for more than 7% of the Company's gross sales in 2000. In February 1999, Hasbro acquired Tiger Electronics Inc. and terminated the distribution of Tiger products by Grand Canada effective December 31, 1999. Grand Toys sold the remaining Tiger products in its inventory by the end of the first quarter of 2000, after which time all sales of Tiger products ceased.

Therefore, products that accounted for 14% of sales in 2000 are no longer a part of the Company's product line. This had, and will continue to have, an adverse effect on the Company's operations. The Company is sourcing new products and looking at potential acquisitions. If one or more of the remaining suppliers identified above were to terminate their relationship with Grand Canada, such termination may have a material adverse effect on the Company.

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

Grand Canada is not a party to any long-term supply or requirements agreements with any specific manufacturer. All of Grand Canada's manufacturers may subcontract the manufacture of components of their products to third parties who are not affiliated with Grand Canada.

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
Character Property	Licensor (Territory)	Product Featuring Property
Batman	Warner Bros. (CAN)	Kites, Balls
Bear In The Big Blue House	Venture (CAN)	Balls
Catdog	Studio Licensing (CAN)	Kites
Digimon	Venture (CAN)	Foam puzzles, Balls, Bathroom Accessories
Donald Duck, Daisy, Goofy, Pluto	Disney (CAN)	Pools, Kites, Bop Bags, Pool Accessories, Plastics
Harry Potter	Warner Bros. (CAN)	Kites, Balls, Stationery
Mickey Mouse, Minnie Mouse	Disney (CAN)	Pools, Kites, Bop Bags, Pool Accessories, Plastics
Nascar Racers	Venture (CAN)	Balls, Bathroom Accessories
Nintendo	G-Squared (CAN)	Balls
Pokemon	G-Squared (CAN)	Stationery, Playballs, Kites
Power Puff Girls	Warner Bros. (CAN)	Stationery, Balls
Power Rangers	Venture (CAN)	Balls, Kites
Rugrats	Studio Licensing	Kites, Balls
Sesame Street	E.M.G. (CAN)	Balls, Kites
Sonic The Hedge Hog	Venture (CAN)	Balls
Spider-man	Marvel (CAN)	Ball, Stationery
Star Wars	G-Squared (CAN)	Stationery
Winnie The Pooh	Disney (CAN)	Plastics, Kites, Bop Bags
NSYNC	Winterland (U.S. & CAN)	Foam Puzzles
Power Rangers	Venture (U.S. & CAN)	Foam Puzzles
Sonic the Hedgehog	Venture (U.S. & CAN)	Foam Puzzles
Spiderman	Marvel (U.S. & CAN)	Foam Puzzles, Form Floor Tiles
Tonka	Hasbro (U.S. & CAN)	Foam Activity Kits
X-Men	Marvel (U.S. & CAN)	Foam Puzzles, Foam Floor Tiles

No one particular character property license resulted in sales in excess of 3% of Grand Canada's sales revenues for the year ended December 31, 2000, and the loss of any one such license would not have a material adverse effect on Grand Canada's operations.

All costs associated with licensing and distribution are expensed in the period incurred and are recorded as part of selling general and administrative expenses. Total expense for the year is $250,523 (1999 - $280,782, 1998 - $340,160).

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

Grand Canada's distribution agreement with its largest vendor, Toy Biz Inc, accounting for 45% of the Company's 2001 sales volume, terminates on December 31, 2001.

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

During the quarter ended December 31, 2000, there were no material developments to any legal proceedings, which have been previously reported by the Company. See Note 15 of the Company's Consolidated Financial Statements for the year ended December 31, 2000, which are an exhibit to this report for a complete description of material legal proceedings to which the Company is presently a party.

During the second quarter of 2000, the Company settled the lawsuit with a former lessor for $264,000.

The Company reserved $550,000 to cover a lawsuit commenced by a supplier against Grand Canada for breach of contract. The agreement was for the distribution of the Jellabe line in Canada. The agreement contained a minimum purchase requirement. The supplier agreed to support the product line by way of advertising and merchandising support. This product line did not perform in Canada due to the lack of support from the supplier. Grand Toys Ltd. attempted to come to a mutual agreement with the supplier to terminate the contract, as is usual practice in the toy industry. The supplier refused to settle and sued us in the United Kingdom for the gross margin to be earned on the minimum purchase requirements, interest and legal costs. Grand's British legal counsel confirmed that our exposure of $550,000 was reasonable based on the supplier's demands. In February 2001, however, Grand received a judgement to the effect that the distributor had been paid all amounts due to it. Since then, the supplier has gone out of business.

Other than discussed above or in Note 15 to the Company's Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

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

The Stockholders approved an amendment and restatement of Grand's 1993 Stock Option Plan which increased the number of shares available for grants under the plan from 300,000 to 600,000. 890,075 shares were voted for the amendment, 58,696 shares were voted against the amendment, 1,864,922 shares were withheld and 20,897 shares abstained.

The Stockholders ratified the approval of KPMG LLP to serve as Grand's auditors for the fiscal yearending December 31, 2000. 2,816,235 shares were voted for the appointment, 9,431 shares were voted against the appointment, no shares were withheld and 8,924 shares abstained.

PART II

Item 5.

Market For Common Equity and Related Stockholder Matters:

The Company's Common Stock is traded on the NASDAQ Small-Cap Stock Market under the symbol "GRIN". The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from January 1, 1999 through December 31, 2000 as reported by Nasdaq.

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

On January 12, 2001, the Company was advised by Nasdaq that it had failed to meet the requirements for continued listing on the SmallCap market because the stock traded below $1.00 for a 30-day period. The Company has until April 12, 2001 to respond; otherwise proceedings will be initiated to have the stock de-listed. The Company intends to take steps to place the Company back in compliance with the requirements for continued listing.

At February 28, 2001 there were approximately 202 record holders of the Company's Common Stock, however those shares being held at various clearing houses, including Cede & Company have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Company's Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

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

On January 1, 1999, in connection with the acquisition of the assets of Ark Foundation LLC, the Company issued 200,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a stated value of $5.00 per share.

The Series A Stock is convertible beginning January 1, 2000 into shares of the Company's common stock on a one-for-one basis. A maximum of 50,000 shares may be converted during any six-month period.

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

Item 6.

Selected Financial Data:

For the Twelve Months Ended December 31:
	2000	1999	1998	1997	1996

Net sales	$ 12,017,885	$ 37,260,250	$ 33,177,529	$ 37,299,525	$ 27,646,251
Gross profit	360,170	10,778,909	11,091,548	14,699,141	11,454,685
Unusual items	3,625,055	814,669	-	-	-
Net (loss) earnings	(10,156,713)	(709,466)	(318,302)	1,575,169	591,370
Net (loss) earnings available
to common stockholders	(10,187,963)	(759,466)	(318,302)	1,575,169	591,370
(Loss) earnings per share:
Basic	(3.17)	(0.36)	(0.20)	1.00	0.38
Diluted	(3.17)	(0.36)	(0.20)	0.90	0.37
Weighted average number of common equivalent shares	3,207,783	2,132,582	1,577,634	1,577,634	1,543,958
Working capital	2,804,596	10,788,948	3,374,528	3,452,266	2,950,379
Long term debt	1,500,000	1,777,778	-	-	-
Redeemable preferred stock	500,000	1,000,000	-	-	-
Cash dividends	-	25,000	-	-	-
Total Assets	6,582,383	19118,517	13,889,317	12,187,404	9,024,048

Item 7.

Management's Discussion and Analysis:

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

The pricing of our goods is affected by the price we obtain from our vendors (Cost of Goods Sold) and therefore dictates the selling price we can charge our customers. Other factors that influence our setting of the selling price are the condition of the current market and the nature of the item itself.

From a selling, general and administrative aspect, the pricing will impact selling (commission expense) and general and administrative (advertising expense). In addition, if a lower selling price is set then the related margin on the product will be reduced and therefore the Company will look to rationalize other expenses, i.e. customer packages.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

	For the Twelve
	Months Ended December 31,
	2000	1999	1998
	%	%	%
Net sales	100.00	100.00	100.00
Cost of goods sold	97.00	71.07	66.57
Gross profit	3.00	28.93	33.43
Operating expenses:
Selling, general and administrative	54.07	27.14	26.55
Depreciation and amortization	2.36	1.37	.66
Interest on long-term debt	.91	-	-
Bad debt expense	.78	.23	.44
Other Interest expense	6.48	1.18	2.42
Foreign exchange loss (gain)	.22	( .48)	3.92
Interest revenue	(1.11)	-	-
Unusual items	30.16	2.19	-
Total operating expenses	93.87	31.62	33.99

Loss before income taxes	(90.87)	(2.69)	(0.56)
Net loss	(84.51)	(1.90)	(0.96)

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

Unusual Items

These expenses are comprised of the following items:

  In May 2000, the Company settled a lawsuit by a lessor of certain real estate for $264,000.

  In September 2000, the Company recognized the permanent impairment in value of goodwill and patents from the acquisition of the assets by its Ark Creations subsidiary of $2,253,516, as a result of its decision to cease operations of its subsidiary. The purpose of Grand's acquisition of Ark Foundation LLC by its subsidiary, Ark Creations Inc., was to give Grand direct access to the US market by acquiring an existing US operating company. Due to disappointing sales results in 2000, Grand closed this operation and transferred the product line to its head office

  The company's credit line, which was scheduled to expire in 2001, was terminated in January 2001. As a result, the Company has taken a charge against earnings of the full amount of the deferred financing charges of $535,109, which is included in other interest expense.

  The Company has written off $557,539 as a result of its decision to abandon its proposed acquisition of Limited Treasures, Inc., and providing for an allowance on a loan receivable from Limited Treasures of which $123,168 relating to acquisition costs is recorded in September 2000 and $434,371, relating to loan receivable is recorded in December 2000.

  In December 2000, the Company reserved $550,000 to cover a lawsuit commenced by a supplier against Grand Canada for breach of contract. Refer to note 15(c) of the Financial Statements.

  In 1999, the company discontinued a major product line which resulted in a penalty of $382,056 and closed the manufacturing facility of Ark Creations Inc. which resulted in costs of $432,613 in asset write-offs, severances and lease penalties

Other Interest Expense

The Company's credit line, which was scheduled to expire in 2001, was terminated in January 2001. As a result, the Company has taken a charge against earnings of the full amount of the deferred financing charges of $535,109, which is included in other interest expense

In addition, other interest expense includes $212,719 of amortization of deferred financing costs, which was removed from depreciation and amortization.

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

Accounts receivable at December 31, 2000 were $1,535,327 compared to $8,372,892 at December 31, 1999. The reduction is caused by the significant decrease in sales, as well as normal cash collection associated with the final months of the year. Inventory at December 31, 2000 decreased to $1,991,918 from $6,065,564 as a result of lower sales volume and inventory writedowns.

Working capital decreased from $10,788,948 at December 31, 1999 to $2,804,596 at December 31, 2000. Net cash provided by operating activities was $2,280,820 in 2000 compared to net cash used for operating activities of $1,306,695 in 1999. Cash for additions to equipment and leasehold improvements was $140,586 compared to $570,081 in 1999.

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

  Grand Canada's tax liability represents cash requirements approximately $300,000. The repayment terms will be negotiated with the government, and could extend beyond December 2001.

  Development costs for the Company's proprietory product.

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

Item 8.

Financial Statements:

Selected Quarterly Financial Data:

For the fiscal year 2000:
	March 31	June 30	September 30	December 31

Net sales	$ 3,491,867	$ 2,153,727	$ 4,592,192	$ 1,780,099
Gross profit	478,547	(325,818)	838,656	(631,215)
Unusual items	_	264,000	2,379,674	446,272
Net (loss) earnings	(823,094)	(1,481,098)	(3,578,978)	(4,273,543)
Preferred stock dividends	9,375	9,375	6,250	6,250
Net loss applicable to
common stockholder	(832,469)	(1,490,473)	(3,585,228)	(4,279,793)
(Loss) earnings per share:
Basic	(1.05)	(1.89)	(4.44)	(5.33)
Diluted	(1.05)	(1.89)	(4.44)	(5.33)

For the fiscal year 1999:
	March 31	June 30	September 30	December 31

Net sales	$ 8,626,916	$ 8,672,561	$ 9,945,009	$ 10,015,764
Gross profit	2,636,787	2,666,184	4,190,520	1,285,418
Unusual items	-	-	-	814,669
Net income (loss) earnings	334,017	78,880	679,806	(1,802,169)
Preferred stock dividends	12,500	12,500	12,500	12,500
Net loss applicable to
common stockholders	321,517	66,380	667,306	(1,814,669)
Income (loss) earnings per share:
Basic	0.81	0.17	1.18	(2.33)
Diluted	0.81	0.17	1.18	(2.33)

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

Set forth below is the name, age, principal occupation during the past five years and other information concerning each nominee.
Name	Age	Position with Company
Elliot Bier	51	Director, Chairman
Stephen Altro	63	Director
David Mars	63	Director
James B. Rybakoff	34	Director
Tania M. Clarke	32	Executive Vice-President and CFO

Elliot L. Bier has been a director of the Company since July 20, 1993. He has been a practicing attorney in Montreal for the last 24 years. He is a senior partner in Adessky Poulin, the Company's Canadian legal counsel. Since November 16, 2000, Mr. Bier has served as Chairman of the Company.

Stephen Altro the Chairman, until November 16, 2000, and has been a director of the Company since July 20, 1993. He has held similar positions with Grand Canada, the Company's Canadian operating subsidiary, for over 41 years. From July 20, 1993 to June 30, 2000, Mr. Altro served as Chairman of the Company. Mr. Altro co-founded Grand Canada with David Mars in 1961.

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

Executive Officers and Key Employees

In addition to Messr. Bier, the other executive officers are:

R. Ian Bradley	President and Chief Executive Officer

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

Summary Compensation Table
	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Options (#)	All Other Compensation ($)

Stephen Altro	2000	102,000(1),(4)	-	46,000(5)	-	-
Director	1999	162,000(2)	50,000(2)	46,000(6)	46,750	-(9)
	1998	156,000(3)	-	42,000(7)		-(9)
David Mars	2000	102,000(1),(4)	-	40,000(5)	-	-
Director	1999	162,000(2)	50,000(2)	29,000(6)	46,750	-(10)
	1998	156,000(3)	-	28,000(7)	-	-(10)
Ken Cieply,	2000	95,000(1)	-	7,000(5)	-	-
Chief Financial Officer (8)	1999	26,000(2)	-	1,000(6)	-	-
	1998	-	-	-	-	-

  Such amounts are based upon an exchange rate of Canadian $1.48 to United States $1.00 (the exchange rate on December 31, 2000).

  Such amounts are based upon an exchange rate of Canadian $1.49 to United States $1.00 (the exchange rate on December 31,1999).

  Such amounts are based upon an exchange rate of Canadian $1.54 to United States $1.00 (the exchange rate on December 31, 1998).

  Mr. Altro and Mr. Mars total salary consists of $84,000 in salary to June 30, 2000 and $18,000 in consultant's fees fort the period of July 1 to December 31, 2000.

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

  This amount does not reflect special awards and payments Mr. Altro would be entitled to receive under Mr. Altro's employment agreement if his employment were to be terminated as a result of a change of control of the Company. Mr. Altro's employment agreement terminated on June 30, 2000.

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

Name	SharesAcquired OnExercise (#)	Value Realized $(1)	Number of Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options At Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable (2)	Unexercisable

Stephen Altro	-	-	46,750	-	-	-

David Mars	-	-	46,750	-	-	-

  "Value Realized" represents the fair market value of the shares of common stock underlying the option on the date of exercise less the aggregate exercise price of the option.

  Closing stock price on December 31, 2000 was $ 0.34. All unexercised options granted to Mr. Altro and Mr. Mars had exercise prices in excess of $ 0.34.

Director Compensation

Directors who are also officers of the Company are not paid any compensation for attendance at directors' meetings or for attending or participating in any committee meetings but are eligible to participate in the Company's Stock Option Plan. Non-employee directors of the Company are compensated for their services and attendance at meetings through the automatic grant of 500 options per quarter pursuant to the Company's Amended and Restated 1993 Stock Option Plan. The exercise price of options are granted to non-employees directors at the market price of the Company's common stock on the first day of each quarter.

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

CEO Compensation. The philosophy, factors and criteria of the Compensation Committee and the Board generally applicable to our officers are also applicable to the Chief Executive Officer. Pursuant to the terms of his Employment Agreement, Mr. Altro received six months salary based on an annual salary of $168,000, together with other benefits, including life insurance through June 30, 2000. Mr. Altro's employment agreement terminated, and he resigned as an officer, on June 30, 2000. From July 1, 2000 through December 31, 2000, Mr. Altro worked as a consultant of the Company and received $18,000 in consulting fees, plus other benefits, including life insurance. Based upon the performance of the Company through June 30, 2000, the Compensation Committee did not award a discretionary bonus to Mr. Altro. The new Chief Executive Officer's salary will be based on the factors set forth above in the "Board Compensation Committee's Report on Executive Compensation."

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

Employment Agreements and Miscellaneous Personal Benefits. The Compensation Committee's policy has been to have employment agreements with each of its executive officers to provide them with specified minimum positions, periods of employment, salaries, fringe benefits and severance benefits. These benefits are intended to permit the executive officer to focus his attention on performing his duties to us, rather than on the security of his employment, and to provide the officer with benefits deemed by the Compensation Committee to be suitable for the executive's office. The Company is not a party to any employment agreements.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class and VotingPower (1)
Ofer Nissim 65 High Ridge Road, Suite 500 Stanford, CT, 06905	475,000 (2)	13%
David Mars 1710 Rte. Transcanadienne Dorval, Quebec, Canada H9P 1H7	340,750 (3)	9%
Siemens Pension Plan Freilagerstr 40 Ch 8047 Zuerich, Switzerland	300,000	8%
Stephen Altro 1710 Rte. Transcanadienne Dorval, Quebec, Canada, H9P 1H7	221,750 (4)	6%
Amgo Investments, Inc. 1710 Rte. Transcanadienne Dorval, Quebec, Canada H9P 1H7	150,000 (5)	4%
James B. Rybakoff 780 Third Avenue New York, NY 10017	58,000 (6)	1%
Elliot L. Bier 999 Boul. de Maisonneuve Ouest Montreal, Quebec, Canada H3A 3L4	3,000 (7)	-%
Tania M. Clarke 1710 Rte. Transcanadienne Dorval, Quebec, Canada, H9P 1H7	2,000 (8)	-%
All Executive officers and directors as a group (four persons)	625,500 (9)	16%

  Computed on the basis of 3,753,406 shares of common stock and, with respect to those persons holding warrants or options to purchase common stock exercisable within sixty (60) days, the number of shares of common stock that are issuable upon the exercise thereof.

  Includes options to purchase 50,000 shares of common stock executed within sixty (60) days. Mr. Nissim's holdings of 425,000 shares is held indirectly through Knox Security Engineering Corp. and Ark Foundation LLC.

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

  Includes options to purchase 46,750 shares of common stock exercisable within sixty (60) days. Mr. Altro's interest in Amgo is owned of record by 2870304 Canada, Inc., a privately held corporation controlled by Mr. Altro, of which his wife and children, the only other shareholders of such corporation, are minority shareholders. Mr. Altro disclaims beneficial ownership of 75,000 shares of common stock owned by Amgo and beneficially owned by Mr. Mars. See "Executive Compensation".

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

  See Footnotes (1) - (8).

Item 13.

Certain Relationships and Related Transactions

During fiscal 2000, Elliot L. Bier and James B. Rybakoff served as the members of the Company's Compensation Committee. None of the members of the Company's Compensation Committee~~,~~ which served during the fiscal 2000 was an officer or employee of the Company, or a former officer of the Company.

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

Grand Toys (H.K.), an affiliate of the Company, was incorporated by Mr. Altro and Mr. Mars, and assists in obtaining competitive sourcing in the Orient. All transactions of Grand Toys (H.K.) are on behalf of the Company and have no profit element.

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

The exhibits were filed with the original filing.
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

***	Filed as an Exhibit to the Company's Registration Statement of Form S-3 dated December 23, 1996.
#	Filed as an Exhibit to the Company's Registration Statement on Form 8-A dated September 7, 1993 and incorporated herein by reference.
##	Filed as an Exhibit to the Company's Proxy Statement on Form Pre 14A dated August 3, 2000.
###	Filed as a Exhibit to the Company's 10-K for the year ended December 31, 1998

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Exhibits to

Form 10 - K/A

of

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year

Ended December 31, 2000

Independent Auditors' Report

The Board of Directors and Stockholders

Grand Toys International, Inc.

Under date of February 28, 2001, except as to note 19 (b), which is as of March 29, 2001, we reported on the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders'equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the Form 10-K for the year ended December 31, 2000. . In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the registration statement. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Grand Toys International, Inc. referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations and the cancellation of its line of credit by its bankers raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedules included in the registration statement do not include any adjustments that might result from the outcome of that uncertainty.

:/s/ KPMG LLP

Chartered Accountants

Montreal, Canada

February 28, 2001

Schedule 11

GRAND TOYS INTERNATIONAL, INC., AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

(In thousands)

	Beginning Of Year	Additions to charged Operations	Net Deductions	Balance At End Of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2000	$90,805	$ 94,072	$ (160,869)(a)	$ 24,008
Year Ended December 31, 1999	43,143	84,294	(36,632) (a)	90,805
Year Ended December 31, 1998	52,882	145,167	(154,906) (a)	43,143

Provision for loan receivable

Year Ended December 31, 2000	$ -	$ 434,371	-	$ 434,371

(a) Includes write-offs, recoveries of previous write-offs and currency translation adjustments.

Exhibit 21

The following is a list of the Company's subsidiaries:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc.

Ark Creations, Inc.

Sababa Toys, Inc.

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

Grand Toys International, Inc.

We consent to incorporation by reference in the registration statement (No. 333-68957) on Form S-8 of Grand Toys International, Inc. of our report dated February 28, 2001, except as to note 19(b), which is as of March 29, 2001, relating to the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000, and related schedules which report appears in the December 31, 2000 annual report on Form 10-K/A of Grand Toys International, Inc.

Our report dated February 28, 2001, except as to note 19(b), which is as of March 29, 2001, contains an explanatory paragraph that states that the Company has suffered recurring losses, which raise substantial about its ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of that uncertainty.

(signed) KPMG LLP

Chartered Accountants

Montreal, Canada

November 13, 2002

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
Signature	Title	Date

/S/ Elliot Bier	Chairman and Director	March 30, 2001
Elliot Bier

/S/ R. Ian Bradley	President and CEO (Principal Executive Officer)	March 30, 2001
R. Ian Bradley

/S/ Tania M. Clarke	Executive Vice President and CFO
Tania M. Clarke	(Principal Financial and Accounting Officer)	March 30, 2001

/S/ James Rybakoff	Director	March 30, 2001
James Rybakoff

/S/ David Mars	Director	March 30, 2001
David Mars

/S/ Stephen Altro	Director	March 30, 2001
Stephen Altro

Consolidated Financial Statements of

GRAND TOYS international, inc.

Years ended December 31, 2000, 1999 and 1998

Independent Auditors' Report

The Board of Directors and Stockholders
Grand Toys International, Inc.

We have audited the consolidated balance sheets of Grand Toys International, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with United States generally accepted auditing standards. With respect to the consolidated financial statements for each of the years in the two-year period ended December 31, 1999, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc. and subsidiaries as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

:/s/KPMG/LLP

Chartered Accountants

Montréal, Canada

February 28, 2001, except as to note 19(b), which is as of March 29, 2001

GRAND TOYS international, inc.

Consolidated Financial Statements

Years ended December 31, 2000, 1999 and 1998

Financial Statements

GRAND TOYS international, inc.

Consolidated Balance Sheets

December 31, 2000 and 1999

	2000	1999

Assets

Current assets:
Cash	$ 211,515	$ -
Trade receivables (net of allowance for doubtful
accounts of $24,008; 1999 - $90,805)(note 2(a))	1,535,327	8,372,892
Loan receivable (net of provision of $434,371;1999-nil)
(note 2(b))	434,371	-
Due from employees and affiliated company	40,551	36,801
Inventory	1,991,918	6,065,564
Income taxes recoverable	464,455	-
Prepaid expenses	762,234	940,435
Total current assets	5,440,371	15,415,692

Deferred financing charges	-	425,434

Deferred income taxes (note 11(c))	684,996	684,996

Equipment and leasehold improvements, net (note 3)	457,016	536,157

Intangibles (net of amortization in 1999 of $123,480) (note 4)	-	2,346,126

Total assets	$ 6,582,383	$ 19,408,405

	2000	1999

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 5)	$ -	$ 429,526
Trade accounts payable	1,610,029	2,186,525
Other accounts payable and accrued liabilities	253,926	336,669
Provision for lawsuit (note 15 (c))	550,000	-
Shortfall on share conversions (note 8)	118,000	-
Compensation	52,803	504,150
Commission	27,589	284,699
Royalties payable	23,428	2,286
Income taxes payable	-	716,223
Current portion of long term debt	-	166,666
Total current liabilities	2,635,775	4,626,744

Long term debt (note 6)	1,500,000	1,777,778

Minority interest	100	100

Convertible redeemable preferred stock (note 7)	500,000	1,000,000

Stockholders' equity:
Capital stock (note 8):
Voting common stock, $0.001 par value:
50,000,000 shares authorized,
3,234,906 shares issued and outstanding
(1999 -3,134,906)	3,235	3,135
Additional paid-in capital	19,696,577	19,314,677
Deficit	(16,882,416)	(6,725,703)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(870,888)	(588,326)
	1,946,508	12,003,783
Commitments and contingencies (notes 14 and 15)
Subsequent events (note 19)

Total liabilities and stockholders' equity	$ 6,582,383	$ 19,408,405

See accompanying notes to consolidated financial statements.

On behalf of the Board:

_______________________Director

_______________________Director

GRAND TOYS international, inc.

Consolidated Statements of Operations

Years ended December 31
	2000	1999	1998

Net sales	$ 12,017,885	$ 37,260,250	$ 33,177,529

Cost of goods sold	11,657,715	26,481,341	22,085,981

Gross profit	360,170	10,778,909	11,091,548

Operating expenses:
Selling, general and administrative	6,497,677	10,111,421	8,807,026
Depreciation and amortization	283,340	405,804	219,763
Interest on long term debt	109,800	87,192	-
Bad debt expense	94,072	84,294	145,167
Other interest expense (note 10)	778,305	457,061	698,840
Foreign exchange loss (gain)	26,667	(177,982)	1,299,050
Interest revenue	(134,072)	-	-
Unusual items (note 10)	3,625,055	814,669	-
	11,280,844	11,782,459	11,278,607

Loss before income taxes and extraordinary item	(10,920,674)	(1,003,550)	(187,059)

Income taxes recovery (expense) (note 11):
Current	763,961	(390,912)	(131,243)
Deferred	-	684,996	-
	763,961	294,084	(131,243)

Net loss	$ (10,156,713)	$ (709,466)	$ (318,302)

Preferred stock dividends	31,250	50,000	-

Net loss applicable to
Common stockholders	$ (10,187,963)	$ (759,466)	$ (318,302)

Loss per share (notes 1 (j) and 12):
Basic	$ (3.17)	$ (0.36)	$ (0.20)
Diluted	(3.17)	(0.36)	(0.20)

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31
	Capital Stock	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
January 1, 1998	$ 1,578	$ 10,599,559	$ (5,672,935)	$ (500,814)	$ 4,427,388

Net loss for the year	-	-	(318,302)	-	(318,302)

Foreign currency adjustment	-	-	-	(147,359)	(147,359)

Total comprehensive income					(465,661)

December 31, 1998	1,578	10,599,559	(5,991,237)	(648,173)	3,961,727

Net loss for the year	-	-	(709,466)	-	(709,466)

Foreign currency adjustment	-	-	-	59,847	59,847

Total comprehensive income	-	-	-	-	(649,619)

Dividends	-	-	(25,000)	-	(25,000)

Stock Options (note 8(c))	1,557	8,440,118	-	-	8,441,675

Warrants (note 9)	-	275,000	-	-	275,000

December 31, 1999	3,135	19,314,677	(6,725,703)	(588,326)	12,003,783

Net loss for the year	-	-	(10,156,713)	-	(10,156,713)

Foreign currency adjustment	-	-	-	(282,562)	(282,562)

Total comprehensive income	-	-	-	-	(10,439,275)

Shortfall on share conversion (note 7)	-	(118,000)	-	-	(118,000)

Share conversion (note 8(c))	100	499,900	-	-	500,000

December 31, 2000	$3,235	$ 19,696,577	$(16,882,416)	$ (870,888)	$1,946,508

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31
	2000	1999	1998
Cash flows from operating activities:
Net loss	$ (10,156,713)	$ (709,466)	$ (318,302))
Adjustments for:
Loss on disposal of equipment	3,470
Depreciation and amortization	496,059	511,404	328,524
Write-off of deferred financing costs	535,109		-
Write-off of intangibles	2,253,516	-	-
Write-down of inventory	1,861,681	-	-
Write-off of deferred acquisition costs	123,168	-	-
Write-down of account receivable	434,371
Write-off of equipment and leaseholds improvements	-	267,613	-
Deferred income taxes	-	(684,996)	-
Net change in operating working capital
items (note 13)	6,730,159	(691,250)	(5,032,814)
Net cash provided by (used for) operating activities	2,280,820	(1,306,695)	(5,022,592)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(426,299)	(6,520,705)	5,044,684
(Decrease) increase in long term debt	(444,444)	444,444	-
Increase in deferred financing charges	(26,460)	(511,034)	(1,923)
Increase in due from employees
and an affialiated company	(5,047)	(22,408)	(213,563)
Share issuance proceeds (note 8 (c))	-	8,441,675	-
Other	278	(20,359)	62,904
Net cash (used for) provided by financing activities	(901,972)	1,811,613	4,892,102

Cash flows from investing activities:
Loan receivable	(1,052,169)	-	-
Additions to equipment and leasehold improvements	(140,586)	(570,081)	(347,008)
Proceeds on disposal of equipment	25,422	-	-
Acquisition of assets	-	90,163	-
Dividends paid	-	(25,000)	-
Decrease in other assets	-	-	477,498
Net cash (used for) provided by investing activities	(1,167,333)	(504,918)	130,490
Net change in cash, being cash at end of year	$ 211,515	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 109,800	$ 438,653	$ 695,896
Income taxes	467,900	148,962	438,440
Non-cash transactions:
Share conversions	500,000	-	-
Shortfall on share conversions	118,000	-	-
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

In addition, in October 2000 the Company's banking agreement was amended to reduce the line of credit from $17,500,000 to $3,500,000 and change the expiry date to January 5, 2001. The credit facility was not extended beyond January 5, 2001. The Company is seeking a new line of credit with another bank and the application is contingent on the Company furnishing audited financial statements and completion of due diligence procedures.

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

Grand wrote down the slow-moving items that were not selling, such as WWF, WCW, Star Wars and Pokemon products. The amount written off was $1,861,681. Such amount is included in Cost of Goods Sold.

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

  Advertising and promotion:

  All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the year is $720,556 (1999 - $746,189, 1998 - $1,748,589). These expenses include media and cooperative advertising and are shown as part of Selling, General and Administrative expenses in the financial statements.

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

  Accounts Receivable:

(a) Trade receivables

	December 31, 2000	December 31, 1999

Trade receivables	$ 1,559,335	$ 8,463,697
Allowance for doubtful accounts	(24,008)	(90,805)

Total Accounts Receivable	$ 1,535,327	$ 8,372,892

(b) Loan Receivable:

The loan receivable is due from Limited Treasures Inc. ("Limited Treasures"), a company which was an acquisition target in 1999. The loan is secured by accounts receivable and inventory and personal guarantees of the shareholders of Limited Treasures. In 2000, the Company recorded a 50% provision or $434,371 against the loan because of difficulty in recovering the amount due.

Details are as follows:

Amount due from Limited Treasures	$ 868,742
Less provision	434,371
$ 434,371

  Equipment and leasehold improvements

	2000		1999
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,259,425	$ 952,836	$ 1,286,253	$ 857,726
Machinery and equipment	464,258	422,610	458,091	430,434
Furniture and fixtures	509,616	448,742	480,775	454,974
Trucks and automobiles	81,494	80,365	84,335	82,665
Telephone equipment	44,770	37,851	40,339	36,819
Leasehold improvements	369,451	329,594	372,755	323,773
	$ 2,729,014	$ 2,271,998	$ 2,722,548	$ 2,186,391

Net book value	$ 457,016		$ 536,157

  Acquisition:

  On January 1, 1999, Ark Creations, Inc., a wholly-owned subsidiary, acquired all of the assets of Ark Foundation LLC, for an aggregate of $2,500,000, consisting of the Company's convertible preferred stock having a stated value of $1,000,000 and an interest bearing promissory note of Ark Creations, Inc. in the principal amount of $1,500,000.

  The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows

N Net assets	$ 120,557
Patents	1,234,803
Goodwill	1,234,803
$ 2,590,163

  The acquisition of the above assets was financed as follows:

Long-term debt (note 6) Series A 5% Cumulative	$ 1,500,000
Convertible Redeemable Preferred Stock (note 7)	1,000,000
Direct acquisition costs	90,163
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

  Bank indebtedness:

  During 1999, the Company had secured line of credit of $ 17,500,000 and could draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances were secured by all of the assets of the Company. The effective interest rate for 2000 on the Canadian denominated line was 7.75% (1999- 7.50%; 1998 - 9.25%), which represents prime plus 1.25% for all years. As at December 31, 2000 the unused portion of the credit facility is approximately $3,211,515. Standby fees represent 0.25% of the unused line of credit. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and change the expiry date to January 5, 2001. The credit facility terminated on January 5, 2001.

  Long term debt:

  The Company's subsidiary, Ark Creations, Inc., has long term indebtedness in the form of an interest bearing subordinated promissory note in the aggregate principal amount of $1,500,000 (see note 4). Interest is payable quarterly, commencing April 1, 1999 at a rate of 5.76% per annum until June 1, 1999, 9.76% per annum thereafter until the first principal installment of $500,000 is paid, and 5.76% per annum thereafter to maturity. The note is secured by a pledge by the Company of 375,000 shares of the Company's common stock. A principal installment of $500,000 is payable upon the achievement of certain sales targets, with a second installment of $ 500,000 due six months thereafter, and a final installment of $500,000 due three months after the second installment. Ark Creations, Inc., ceased operations during 2000 and accordingly ceased making interest payments required under the note. In February 2001, the holder of the note caused the 375,000 pledged shares to be registered in his name, although he has not yet taken any action to enforce his rights.

  Convertible Redeemable Preferred Stock:

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

The following conversions took place

January 1, 2000	50,000 shares
July 17, 2000	50,000 shares

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

(b) Issued and outstanding:

	2000	1999
100,000 preferred shares, Series A stock (1999 - 200,000) (note 7)	$ 500,000	$1,000,000
3,234,906 common shares (1999 - 3,134,906)	3,235	3,135

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

    July 2000

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

(d) Summary of common stock outstanding:

A summary of the number of common stock outstanding and share transactions since January 1, 1999 is as follows:

January 1, 1998	1,577,597
Share adjustment	37
January 1, 1999	1,577,634
Issued on exercise of stock options and warrants	1,557,272
January 1, 2000	3,134,906
Prefererred share conversions (note 7)	100,000
December 31, 2000	3,234,906

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

  Under the option plan the exercise price of each option granted has been equal to the market price of the Company's stock on the grant date and an option's maximum term is ten years. The range of exercise prices for stock options and warrants outstanding at December 31, 2000 is $ 0.31 to $ 21.90.

  Details of the options and warrants, all of which are exercisable at year-end, are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 1998	64,500	1,660,011	50,000	1,774,511	$ 6.98

Granted	14,000	284,000	-	298,000	(5.50)
Forfeited	-	(104,239)	-	(104,239)	(4.51)
Expired	(34,400)	(5,000)	-	(39,400)	(11.60)
Reclassified	(14,000)	(41,000)	55,000	-	-
December 31, 1999	30,100	1,793,772	105,000	1,928,872	6.79

Granted	-	147,500	57,000	204,500	5.42
Forfeited	-	(280,000)	-	(280,000)	(5.50)
Exercised	(18,500)	(1,481,772)	(57,000)	(1,557,272)	(5.42)
Expired	(6,200)	(4,000)	57,000	(60,200)	(14.05)
December 31, 1999	5,400	175,500	55,000	235,900	6.43

Reclassified	2,000	(2,000)	-	-	-
Granted	539,570	-	-	539,570	1.74
Cancelled	(1,600)	(20,000)	-	(21,600)	(6.99)
Options outstanding at
December 31, 2000	545,370	153,500	55,000	753,870	$ 3.07

Options exercisable at
December 31, 2000	109,800	153,500	55,000	318,300	$ 5.17

  The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2000:

	Options outstanding			Options exercisable
Range of exercise prices	Number	Weighted-average exercise price	Weighted-average remaining contractual life (yrs)	Number	Weighted-average exercise price

$0.31 - $1.81	238,570	$ 0.59	9.92	3,000	$ 1.19
$2.66 - $2.75	301,000	2.66	9.65	101,000	2.66
$4.00 - $6.75	199,500	5.46	8.62	199,500	5.46
$10.25 - $21.90	14,800	19.17	4.22	14,800	19.17

	753,870	$ 3.07	9.36	318,300	$ 5.17

  Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.19% (6.29% in 1999, and 4.68% in 1998) volatility factor of the expected market price of the Company's common stock of 164% (138% in 1999 and 114% in 1998) and a weighted-average expected life of the option of 3 years, (3 years in 1999 and 1998), with no dividends.

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

  Unusual items and Interest expense:

These expenses are comprised of the following items:

    In May 2000, the Company settled a lawsuit by a lessor of certain real estate for $264,000.

    In September 2000, the Company recognized the permanent impairment in value of goodwill and patents from the acquisition of the assets by its Ark Creations subsidiary of $2,253,516, as a result of its decision to cease operations of its subsidiary. The purpose of Grand's acquisition of Ark Foundation LLC by its subsidiary, Ark Creations Inc., was to give Grand direct access to the US market by acquiring an existing US operating company. Due to disappointing sales results in 2000, Grand closed this operation and transferred the product line to its head office

    The company's credit line, which was scheduled to expire in 2001, was terminated in January 2001. As a result, the Company has taken a charge against earnings of the full amount of the deferred financing charges of $535,109, which is included in other interest expense.

    The Company has written off $557,539 as a result of its decision to abandon its proposed acquisition of Limited Treasures, Inc., and providing for an allowance on a loan receivable from Limited Treasures of which $123,168 relating to acquisition costs was recorded in September 2000 and $434,371, relating to loan receivable was recorded in December 2000.

    In December 2000, the Company reserved $550,000 to cover a lawsuit commenced by a supplier against Grand Canada for breach of contract. Refer to note 15(c) of the Financial Statements.

    In 1999, the company discontinued a major product line which resulted in a penalty of $382,056 and closed the manufacturing facility of Ark Creations Inc. which resulted in costs of $432,613 in asset write-offs, severances and lease penalties

  Income taxes:

  (a) Income tax expense (recovery) consists of:

	Current	Deferred	Total
Year ended December 31, 1998:
US	$ 23,267	$ -	$ 23,267
Canada	107,976	-	107,976
	$ 131,243	$ -	$ 131,243
Year ended December 31, 1999:
US	$ -	$ (684,996)	$ (684,996
Canada	390,912	-	390,912
	$ 390,912	$ (684,996)	$ (294,084)
Year ended December 31, 2000:
US	$ 12,308	$ -	$ 12,308
Canada	(776,269)	-	(776,269)
	$ (763,961)	$ -	$ (763,961)

  (b) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	2000	1999	1998
	(%)	(%)	(%)

U.S. Federal statutory tax rate	35.0	35.0	35.0
State income tax rate, net of federal tax benefits	-	-	10.0
	35.0	35.0	45.0

Changes to US tax rate resulting from:
Effect of foreign tax rate differences	-	-	(3.9)
Expenses producing no tax benefit	0.8	(20.8)	(45.2)
Tax benefit of utilization of loss carryforward	(20.9)	-	-
Other	(7.8)	15.1	4.1
	(27.9)	(5.7)	-

Effective tax rate	7.1	29.3	-

  The Company has not provided for income taxes on foreign subsidiaries' undistributed earnings as of December 31, 2000 because the investments in the foreign subsidiaries are essentially permanent in duration.

  (c) The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2000 are presented below:

	2000	1999
Non-current:
Net operating loss carry forwards	$ 2,325,000	$ 4,454,423
Valuation allowance	3,769,427	1,640,004

Total net deferred tax asset	$ 684,996	$ 684,996

  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carry forwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. The valuation allowance increased in 2000 by $2,129,423 due to the current year's loss (1999 decrease of $ 184,996).

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

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 1998
Basic EPS
Earnings available to
common stockholders	$ (318,302)	1,577,634	$ (0.20)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(318,302)	1,577,634	(0.20)

December 31, 1999
Basic EPS
Earnings available to
common stockholders	$ (759,466)	2,132,582	$ (0.36)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(759,466)	2,132,582	$ (0.36)

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2000
Basic EPS
Earnings available to
common stockholders	$ (10,187,963)	3,207,783	$ (3.17)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(10,187,963)	3,207,783	(3.17)

Options and warrants to purchase 753,870 shares (1999 - 235,900) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Changes in operating working capital items:

	2000	1999	1998

Decrease (increase) in accounts receivable	$6,584,004	$ 6,843	$(1,709,085)
Decrease (increase) in inventory	2,058,123	(1,503,618)	(713,181)
Increase in income taxes recoverable	(469,707)	-	-
(Increase) decrease in prepaid expenses	(278,799)	362,085	(282,164)
(Decrease) increase in trade accounts payable	(518,932)	428,568	(397,790)
Increase (decrease)in other accounts payable and accrued liabilities	33,965	(237,011)	(1,527,231)
Increase (decrease) in royalties payable	21,433	(59,920)	(109,115)
(Decrease) increase in income taxes payable	(699,928)	311,803	(294,248)
	$6,730,159	$ (691,250)	$ (5,032,814)

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2001	$ 414,000
2002	396,000
2003	372,000
2004	251,000
2005	13,000
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

  Grand did not record an accrual related to the class-action complaint at December 31, 2000, as the case was not resolved and management could not predict the outcome of the litigation and the potential cost, if any.

  The Company has been named in a lawsuit for breach of contract in a licensing dispute, for recovery totaling in excess of $600,000. A defense is being filed against the plaintiff, and management has reserved $550,000 in the event the results are unfavorable.

  The Company's Canadian subsidiary, Grand Toys Limited, is also contingently liable for outstanding letters of credit amounting to $500,000 as at December 31, 2000.

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

  (b) Other information:

  Sales of the Company's toy products to five customers accounted for 70% of the Company's gross sales for 2000, two of which represent over 37% or approximately $8,413,000. For both years 1999 and 1998, five customers accounted for approximately 64% of gross sales, two of which represented over 35% and 38% or $13,356,000 and $13,246,000 respectively.

	Revenue	%

Customer A	2,404,000	20
B	2,043,000	17
C	2,043,000	17
D	1,442,000	11
E	481,000	5
All others	3,604,885	30
	12,017,885	100

  Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 49% of gross sales for 2000. The Company's two largest suppliers accounted for 68% and 64% of gross sales for 1999 and 1998 respectively.

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

  (c) Credit risk and economic dependence:

  For the year ended December 31, 2000, approximately 69% (1999 - 64%) of the Company's sales were made to five unrelated companies. Three customers, representing approximately 53% (1999 - 50%, 1998 - 54%) of total sales, individually accounted for more than 17% (1999 - 10%, 1998 - 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

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