Form 10-K/A
period 2001-12-31
GRAND TOYS INTERNATIONAL INC
filed 2002-11-18
CIK 814463

FORM 10 - K/A

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

All costs associated with licensing and distribution are expensed in the period incurred and are recorded as part of selling general and administrative expenses. Total expense for the year is $252,506 (2000 - $250,523, 1999 - $280,782).

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

On January 30, 2002, a "C" was added to the Company's trading symbol as a result of the Company's failure to solicit proxies and hold its 2000 Annual Meeting of Shareholders. The exception was removed after March 15, 2002. Grand held its Annual Meeting on March 14, 2002.

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

For the Twelve Months Ended December 31:
	2001	2000	1999	1998	1997

Net sales	$ 8,887,567	$ 12,017,885	$ 37,260,250	$ 33,177,529	$ 37,299,525
Gross profit	2,822,523	360,170	10,778,909	11,091,548	14,699,141
Unusual items	(838,102)	3,625,055	814,669	_	_
Net (loss) earnings	(1,371,492)	(10,187,963)	(759,466)	(318,302)	1,575,169
(Loss) earnings per share:
Basic and diluted before
extraordinary item	(1.75)	(12.70)	(1.42)	(0.80)	4.00
Extraordinary item	0.59	_	_	_	_
Basic	(1.16)	(12.70)	(1.42)	(0.80)	4.00
Diluted	(1.16)	(12.70)	(1.42)	(0.80)	3.60
Weighted average number of
common equivalent shares	1,183,992	801,946	533,145	394,409	394,409

Working capital	1,111,171	2,804,596	10,788,948	3,374,528	3,452,266

Long term debt	_	1,500,000	1,777,778	_	_
Redeemable preferred stock	_	500,000	1,000,000	_	_
Cash dividends	_	_	25,000	_	_
Total assets	5,742,598	6,582,383	19,408,405	13,889,317	12,187,404

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

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges. Royalties to Grand Canada suppliers not contingent upon the subsequent sales of the suppliers'products are included in the price paid for such products.

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

The pricing of our goods is affected by the price we obtain from our vendors (Cost of Goods Sold) and therefore dictates the selling price we can charge our customers. Other factors that influence our setting of the selling price is the condition of the current market and the nature of the item itself.

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

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999:

Net Loss

Net loss for 2000 was $10,187,963 or $12.70 loss per share as compared to a net loss of $759,466 or $1.42 loss per share in 1999. The decrease was mainly due to the unusual charge of $3,625,055 consisting mainly of prepaid and intangible write-offs and the decrease in sales and the reduced margins on those sales during the year. In addition, while the Company did endeavor to reduce selling, general and administrative expenses for the year, those deductions did not match, as a percentage, the reduction of the sales volume.

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

  The Company recognized the permanent impairment in value of goodwill and patents from the acquisition of the assets by its Ark Creations subsidiary of $2,253,516, as a result of its decision to cease operations of its subsidiary. The purpose of Grand's acquisition of Ark Foundation LLC by its subsidiary, Ark Creations Inc., was to give Grand direct access to the US market by acquiring an existing US operating company. Due to disappointing sales results in 2000, Grand closed this operation and transferred the product line to its head office.

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

Item 8.

Selected Quarterly Financial Data:

For the fiscal year 2001:
	March 31	June 30	September 30	December 31

Net sales	$ 2,216,816	$ 1,835,043	$ 2,089,612	$ 2,746,096
Gross profit	702,215	367,340	822,358	930,611
Unusual items	_	(523,395)	(214,089)	(100,617)
(Loss) income before
extraordinary item	(585,117)	(741,343)	57,769	(798,339)
Gain on forgiveness of debt	_	695,538	_	_
Net (loss) earnings	(585,117)	(45,805)	57,769	(798,339)
(Loss) earnings per share:
Basic before extraordinary item	(0.72)	(0.60)	0.04	(0.62)
Extraordinary item	_	0.56	_	_
Basic	(0.72)	(0.04)	0.04	(0.62)
Diluted	(0.72)	(0.04)	0.04	(0.62)

For the fiscal year 2000:
	March 31	June 30	September 30	December 31

Net sales	$ 3,491,867	$ 2,153,727	$ 4,592,192	$ 1,780,099
Gross profit	478,547	(325,818)	838,656	(631,215)
Unusual items	_	264,000	2,379,674	446,272
(Loss) income before
extraordinary item	(823,094)	(1,481,098)	(3,578,978)	(4,273,544)
Net (loss) earnings	(823,094)	(1,481,098)	(3,578,978)	(4,273,544)

Preferred stock dividends	9,375	9,375	6,250	6,250

Net (loss) applicable to
common stockholders	(832,469)	(1,490,473)	(3,585,228)	(4,279,793)

(Loss) earnings per share:
Basic before extraordinary item	(1.05)	(1.89)	(4.44)	(5.33)
Extraordinary item	_	_	_	_
Basic	(1.05)	(1.89)	(4.44)	(5.33)
Diluted	(1.05)	(1.89)	(4.44)	(5.33)

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

Elliot L. Bier has been a practicing attorney in Montreal for the last 24 years. He has been a senior partner in Adessky Poulin, the Company's Canadian legal counsel for the last 10 years. Since November 16, 2000, Mr. Bier has served as Chairman of the Company. Since May 2001, Mr. Bier has served as the Chief Operating Officer of Polystar Inc., a Montreal-based plastics company.

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

Directors do not get paid any compensation for attendance at directors' meetings or for attending or participating in any committee meetings, but are eligible to participate in our Stock Option Plan. Directors who are also officers are not paid any compensation for attendance at directors' meetings or for attending or participating in any committee meetings. Non-employee directors are compensated for their services and attendance at meetings through the automatic quarterly grant of 125 options pursuant to our Stock Option Plan.

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

The Audit Committee may also from time to time confer with the auditors to exchange views relating to the scope and results of the audit. A copy of the Audit Committee's Charter is attached as an Exhibit to the proxy statement for the 2001 Annual Meeting of Shareholders. During the fiscal year ended December 31, 2001, the Audit Committee did not hold any meetings, but took action by written consent two times. See "Audit Committee Report."

Compensation Committee

The Compensation Committee consists of two directors: Elliot L. Bier and James B. Rybakoff. The Compensation Committee reviews and approves the compensation for our senior management, officers and directors. It also administers the Company's Stock Option Plan. During the fiscal year ended December 31, 2001, the Compensation Committee did not hold any meetings, but took action by written consent two times.

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

Item 11.

Executive Compensation

The following table summarizes certain information regarding compensation awarded, paid or accrued by the Company for the fiscal years ended December 31, 1999, 2000 and 2001, respectively, to the Company's Chief Executive Officer and each of the four most highly compensated executive officers other than the CEO who served in such capacity at the end of fiscal 2001 whose total annual salary and bonus for each of the three years ended December 31, 2001, 2000 and 1999 exceeded $100,000 (collectively, the "Named Executive Officers").

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2002 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each of the Company's directors and director nominees, (iii) each of our Named Executive Officers (as defined below) and (iv) all of our executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to such shares.

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

2) Includes 37,500 shares of common stock held by Amgo Investments, Inc, a company controlled by David Mars and Stephen Altro ("Amgo"), 457,142 shares held by 136012 Canada Inc. 157,142 shares held by 2884330 Canada Inc., and 280,000 shares held by Mr. Mars, in addition to 12,188 shares of Common Stock issuable upon exercise of stock options held by Mr. Mars. Mr. Mars' interest in Amgo is owned of record by 2884330 Canada Inc., a privately held corporation controlled by Mr. Mars, and of which his wife and children are the only other stockholders. Mr. Mars disclaims beneficial ownership of 18,750 shares of common stock owned by Amgo and beneficially owned by Mr. Altro. Mr. Mars is a director of Grand.

  Includes 37,500 shares of common stock held by Amgo, 323,714 shares held by 2870304 Canada Inc. and 323,714 shares held by 136011 Canada Inc., and 304,000 shares held by Mr. Altro in addition to 12,188 shares of Common Stock issuable upon exercise of stock options held by Mr. Altro. Mr. Altro's interest in Amgo is owned of record by 2870304 Canada Inc., a privately-held corporation controlled by Mr. Altro, and of which his wife and children are the only other stockholders. Mr. Altro disclaims beneficial ownership of 18,750 shares of common stock owned by Amgo and beneficially owned by Mr. Mars. Mr. Altro is a director of Grand.

  Includes options to purchase 12,500 shares of common stock executed within sixty (60) days. Mr. Nissim's holdings of 93,750 shares is held indirectly through Knox Security Engineering Corp. and Ark Foundation LLC and 242,213 shares issued as part of a settlement agreement.

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

The exhibits were filed with the original filing
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

***	Filed as an Exhibit to the Company's Registration Statement of Form S-3 dated December 23, 1996.
****	Filed as an Exhibit to the Company's Registration Statement of Form S-3 dated January 26, 2002.
#	Filed as an Exhibit to the Company's Registration Statement on Form 8-A dated September 7, 1993 and incorporated herein by reference.
##	Filed as an Exhibit to the Company's Proxy Statement on Form Pre 14A dated August 3, 2000.
###	Filed as an Exhibit to the Company's 10-K for the year ended December 31, 1998.
####	Filed as an Exhibit to the Company's 10-K for the year ended December 31, 2000.

  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 2001.

  SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

  Exhibits to

  Form 10- K/A

  of

  GRAND TOYS INTERNATIONAL, INC.

  For the Fiscal Year Ended December 31, 2001

  Schedule 11

  VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Balance
At	Additions		Balance
Beginning	Charged to	Net	At End
Of Year	Operations	Deductions	Of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2001	$ 24,008	$ 147,438	$ (158,890)(a)	$ 12,556
Year Ended December 31, 2000	90,805	94,072	(160,869)(a)	24,008
Year Ended December 31, 1999	43,143	84,294	(36,632) (a)	90,805
Provision for Loan Receivable

Year Ended December 31, 2001	$ 434,371	$ -	$ (288,102)(a)	$146,629
Year Ended December 31, 2000	-	434,371	-	434,371
    Includes write-offs, recoveries of previous write-offs and currency translation adjustments.

Exhibit 21

The following is a list of the Company's subsidiaries:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc. (dissolved on January 29, 2002)

Ark Creations, Inc. (ceased operations in 2000)

Sababa Toys, Inc.

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

Grand Toys International, Inc.

We consent to incorporation by reference in the registration statement (No. 333-68957) on Form S-8 and registration statement (No. 333-81526) on Form S-3 of Grand Toys International, Inc. of our report dated March 1, 2002, relating to the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders'equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001, and related schedules which report appears in the December 31, 2001 annual report on Form 10-K/A of Grand Toys International, Inc.

Our report dated March 1, 2002 contains an explanatory paragraph that states that the Company has suffered recurring losses, which raise substantial about its ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of that uncertainty.

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

Consolidated Financial Statements

Years ended December 31, 2001, 2000 and 1999

Financial Statements

GRAND TOYS international, inc.

Consolidated Balance Sheets

Years ended December 31, 2001, 2000 and 1999

	2001	2000

Assets

Current assets:
Cash	$ -	$ 211,515
Short-term deposit (note 16(d))	250,000	-
Accounts receivable (net of allowance for
doubtful accounts of $12,556; 2000 - $24,008)	1,386,333	1,535,327
Current portion of loan receivable (note 3)
(net of provision of $146,269; 2000 - $434,371)	194,494	434,371
Due from employees and affiliated company	2,034	40,551
Income taxes recoverable	143,668	464,455
Inventory	1,838,770	1,991,918
Prepaid expenses	781,867	762,234
Total current assets	4,597,166	5,440,371

Loan receivable, (note 3)	548,721	-

Other assets (note 4)	236,436	-

Deferred income taxes (note 12 (c))	-	684,996

Equipment and leasehold improvements, net (note 5)	360,275	457,016

Total assets	$ 5,742,598	$ 6,582,383

	2001	2000

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$ 602,577	$ -
Trade accounts payable	1,974,030	1,610,029
Other accounts payable and accrued liabilities	307,974	334,318
Provision for lawsuit (note 16 (c))	-	550,000
Shortfall on share conversions (note 8)	581,310	118,000
Royalties payable	20,104	23,428
Total current liabilities	3,485,995	2,635,775

Long term debt (note 7)	-	1,500,000

Minority interest	100	100

Convertible Redeemable preferred stock (note 8)	-	500,000

Stockholders' equity:
Capital stock (note 9):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
1,285,119 shares issued and outstanding
(2000- 808, 726 shares)	1,285	3,235
Series B preferred stock, $0.001 par value:
915,000 shares authorized,
915,000 shares issued and outstanding
(2000 - nil shares)	800	-
	2,085	3,235
Additional paid-in capital	21,496,788	19,696,577
Deficit	(18,253,908)	(16,882,416)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(988,462)	(870,888)
	2,256,503	1,946,508
Commitments and contingencies (notes 15 and 16)

Total liabilities and stockholders' equity	$ 5,742,598	$ 6,582,383

See accompanying notes to consolidated financial statements.

On behalf of the Board:

_______________________ Director

_______________________ Director

GRAND TOYS international, inc.

Consolidated Statements of Operations

Years ended December 31
	2001	2000	1999

Net sales	$ 8,887,567	$ 12,017,885	$ 37,260,250

Cost of goods sold	6,065,044	11,657,715	26,481,341

Gross profit	2,822,523	360,170	10,778,909

Operating expenses:
Selling, general and administrative	5,533,328	6,497,677	10,111,421
Bad debt expense	147,438	94,072	84,294
Depreciation and amortization	122,952	283,340	405,804
Foreign exchange loss (gain)	88,270	26,667	(177,982)
Interest on long term debt	-	109,800	87,192
Other interest expense	47,271	778,305	457,061
Interest revenue	(101,383)	(134,072)	-
Unusual items (note 11)	(838,102)	3,625,055	814,669
	4,999,774	11,280,844	11,782,459
Loss before income taxes and extraordinary item	(2,177,251)	(10,920,674)	(1,003,550)

Income taxes recovery (expense) (note 12):
Current	295,632	763,961	(390,912)
Deferred	(185,411)	-	684,996
	110,221	763,961	294,084
Loss before extraordinary item	(2,067,030)	(10,156,713)	(709,466)
Extraordinary item:
Gain on forgiveness of long-term debt
net of deferred income taxes of 499,585 (note 7)	695,538	-	-

Net loss	$ (1,371,492)	$ (10,156,713)	$ (709,466)

Preferred stock dividends	-	31,250	50,000
Net loss applicable to
common stockholders	(1,371,492)	(10,187,963)	(759,466)

Earnings per share (notes 1 (j) and 13):
Basic and diluted before extraordinary item	$ (1.75)	$ (12.70)	$ (1.42)
Extraordinary item-basic and diluted	0.59	-	-
Basic	(1.16)	(12.70)	(1.42)
Diluted	(1.16)	(12.70)	(1.42)

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

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31
	2001	2000	1999
Cash flows from operating activities:
Net loss	$ (1,371,492)	$ (10,156,713)	$ (709,466)
Adjustments for:
Depreciation and amortization	122,952	496,059	511,404
Compensation expense	68,735	-	-
Gain on forgiveness of long-term debt	(1,195,123)	-	-
Deferred income taxes	684,996	-	(684,996)
(Reduction of ) provision for loan receivable	(288,102)	434,371	-
Write-off of intangibles	-	2,253,516	-
Write-off of deferred acquisition costs	-	123,168	-
Write-off of deferred financing costs	-	535,109	-
Write-down of inventory	-	1,861,681	-
Write-off of equipment and leasehold improvements	-	-	267,613
Loss on disposal of equipment	-	3,470
Net change in operating working capital
items (note 14)	318,744	6,730,159	(691,250)
Net cash (used for) provided by operating activities	(1,659,290)	2,280,820	(1,306,695)
Cash flows from financing activities:
Increase (decrease) increase in bank indebtedness	605,819	(426,299)	(6,520,705)
Increase in deferred financing charges	-	(26,460)	(511,034)
(Decrease) increase in long term debt	-	(444,444)	444,444
Share issuance proceeds (note 9 (c))	1,300,683	-	8,441,675
Decrease(increase) in due from employees
and affiliated company	37,187	(5,047)	(22,408)
Other	-	278	(20,359)
Net cash provided by (used for) financing activities	1,943,689	(901,972)	1,811,613
Cash flows from investing activities:
Purchase of short-term deposit (note 16 (d))	(250,000)	-	-
Loan receivable	(177,739)	(1,052,169)	-
Increase in other assets	(20,742)	-	-
Additions to equipment and leasehold improvements	(47,433)	(140,586)	(570,081)
Proceeds on disposal of equipment	-	25,422	-
Acquisition of assets	-	-	90,163
Dividends paid	-	-	(25,000)
Net cash used for investing activities	(495,914)	(1,167,333)	(504,918)
Net (decrease) increase in cash	(211,515)	211,515	-
Cash, beginning of year	211,515	-	-
Cash, end of year	$ -	$ 211,515	$ -
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 47,271	$ 109,800	$ 438,653
Income taxes	29,800	467,900	148,962
Non-cash transactions:
Share conversions	500,000	500,000	-
Shortfall on share conversions	463,310	118,000	-
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

  Significant accounting policies (continued):

k) Advertising and promotion:

All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the year is $637,661 (2000 - $720,556; 1999 - $746,189). These expenses include media and cooperative advertising and are shown as part of Selling, General and Administrative expenses in the financial statements

(l) Employee stock option plan:

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

The Company terminated the operations of Ark Creations during 2000 and recognized the permanent impairment in the value of goodwill and patents of $2,253,516. The impairment is included in the caption, unusual items, in the Consolidated Statements of Operations (see note 11).

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

Details are as follows:

Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per month thereafter	$ 743,215

Less current portion	194,494
$ 548,721

  Other assets:

Prepaid royalties	$ 387,630
Product development costs	182,560
570,190

Less current portion, included in prepaid expenses	333,754
$ 236,436

  Equipment and leasehold improvements:

	2001		2000
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,213,935	$ 985,304	$ 1,259,425	$ 952,836
Machinery and equipment	445,821	406,881	464,258	422,610
Furniture and fixtures	482,598	434,492	509,616	448,742
Trucks and automobiles	76,722	75,977	81,494	80,365
Telephone equipment	42,486	37,499	44,770	37,851
Leasehold improvements	321,479	282,613	369,451	329,594
	$ 2,583,041	$ 2,222,766	$ 2,729,014	$ 2,271,998

Net book value	$ 360,275		$ 457,016

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

  Convertible Redeemable preferred stock:

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

(d) Summary of common stock outstanding:

A summary of the number of shares of common stock outstanding and share transactions since January 1, 2000 is as follows:

January 1, 1999	394,408
Issued on exercise of stock options and warrants	389,318
December 31, 1999	783,726
Preferred share conversion (note 9 (c))	25,000
December 31, 2000	808,726
Share issuance on settlement of long-term debt (notes 7 and 9 (c))	93,750
Share conversions (note 9 (c))	25,000
Private sale (note 9 (c))	357,143
Stock options (note 9 (c))	500
December 31, 2001	1,285,119

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

  Unusual items:

  These items comprised the following items:

	2001	2000	1999
(Reduction of) provision for a lawsuit (note 16(c))	$ (550,000)	$ 550,000	$ -
(Reduction of) provision for loan receivable (note 3)	(288,102)	434,371	-
Settlement of lawsuit by lessor of certain real estate	-	264,000	-
Write-off intangibles (note 2)	-	2,253,516	-
Write-off of deferred acquisition costs	-	123,168	-
Penalty incurred to discontinue a major product line	-	-	382,056
Severance costs, asset write offs and lease penalties in connection with the closure of the
manufacturing facility of Ark Creations, Inc	-	-	432,613

	$ (838,102)	$ 3,625,055	$ 814,669

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

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 1999
Basic EPS
Earnings available to
common stockholders	$ (759,466)	533,145	$ (1.42)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(759,466)	533,145	(1.42)

December 31, 2000
Basic EPS
Earnings available to
common stockholders	$ (10,187,963)	801,946	$ (12.70)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(10,187,963)	801,946	(12.70)

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2001
Basic EPS
Before extraordinary item	$ (2,067,030)	1,183,992	$ (1.75)
Extraordinary item	695,538	1,183,992	0.59
Earnings available to
common stockholders	(1,371,492)	1,183,992	(1.16)
Diluted EPS
Earnings available to
common stockholders
and assumed conversions	(1,371,492)	1,183,992	(1.16)

Options and warrants to purchase 783,111 shares (2000 - 229,718) of the company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Changes in operating working capital items:

	2001	2000	1999

Decrease in accounts receivable	$ 35,763	$ 6,584,004	$ 6,843
Decrease (increase) in inventory	62,438	2,058,123	(1,503,618)
Decrease (increase) in income taxes recoverable	302,067	(469,707)	-
(Increase) decrease in prepaid expenses	(11,880)	(278,799)	362,085
Increase (decrease) in trade accounts payable	432,516	(518,932)	428,568
Increase (decrease) in other accounts payable and accrued liabilities	50,264	33,965	(237,011)
Decrease in provision for lawsuit	(550,000)	-	-
(Decrease) increase in royalties payable	(2,424)	21,433	(59,920)
(Decrease) increase in income taxes payable	-	(699,928)	311,803
	$ 318,744	$ 6,730,159	$ (691,250)

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2002	$ 372,000
2003	358,000
2004	240,000
2005	8,000
2006	8,000
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

Grand has not recorded an accrual related to the class-action complaint at December 31, 2000 as the case was not resolved and management could not predict the outcome of the litigation and the potential cost, if any.

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

  The Company's Canadian subsidiary, Grand Toys Limited, is also contingently liable for an outstanding letter of credit of $250,000 as at December 31, 2001. The short-term deposit has been pledged as collateral for this letter of credit.

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

  Other information:

	Revenue	%
Customer A	3,111,000	35
B	978,000	11
C	978,000	11
D	622,000	7
E	267,000	3
All others	2,931,567	33
	8,887,567	100

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

(c) Credit risk and economic dependence:

For the year ended December 31, 2001, approximately 67% (December 2000 - 69%; 1999 - 64%) of the Company's sales were made to five unrelated companies. Three customers representing approximately 57% (December 2000 - 53%; 1999 -50%) of total sales individually accounted for more than 10% (2000 - 17%; 1999 - 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Interest rate risk:

The company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rate.

  Comparative Figures:

Certain of the 2000 comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.