Form 10-Q/A
period 2002-09-30
GRAND TOYS INTERNATIONAL INC
filed 2002-11-19
CIK 814463

FORM 10-Q/A

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

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q/A
Filed with the Securities and Exchange Commission
Period ended September 30, 2002

ITEMS IN FORM 10 - Q/A	PAGE

Part I - Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	2-3
Consolidated Statements of Operations For The Three Month and Nine Month periods ended September 30, 2002 and 2001	4
Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Nine Month period ended September 30, 2002	5
Consolidated Statements of Cash Flows For The Nine Month period ended September 30, 2002 and 2001	6
Notes to Consolidated Financial Statements	7-16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23
Item 3. Quantitative and Qualitative Disclosures About Market Risks	23
Item 4. Controls and Procedures	23

Part II - Other Information

Item 1. Legal proceedings	23-24
Item 2. Changes in Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25
Certifications	26-31

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

GRAND TOYS INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this 10-Q/A and the December 31, 2001 Annual Report.

Overview

Forward-looking statements.

This Form 10-Q/A contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-Q/A if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; including without limitation, its Toy Biz line; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q/A, in the Company's Form 10-K for the year ended December 31, 2001 and in other reports filed by the Company with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

1. I have reviewed this quarterly report on Form 10-Q/A of Grand Toys International , Inc.

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

/s/ Stephen Altro_
Stephen Altro

Date: November 14, 2002

Certification of Principal Financial Officer

I, Tania Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-Q/A of Grand Toys International , Inc.

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

/s/ Tania M. Clarke
Tania M. Clarke

Date: November 14, 2002

Exhibit 99.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q/A for the period ended September 30, 2002 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Stephen Altro Name: Stephen Altro Date: November 14, 2002

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

/s/ Tania M.Clarke Name: Tania M. Clarke Date: November 14, 2002