Form 10-K
period 2002-12-31
GRAND TOYS INTERNATIONAL INC
filed 2003-03-31
CIK 814463

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended: December 31, 2002 ___________________

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

Registrant's telephone number, including area code (514) 685-2180 ______

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act: Common Stock $.001 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's revenues for the year ended December 31, 2002 were $12,339,930. As of February 28, 2003, the Registrant had 2,762,698 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,729,642 (as of February 28, 2003).

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 - K
Filed with the Securities and Exchange Commission
Year ended December 31, 2002

ITEMS IN FORM 10-K PAGE

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

Item 1.

Description of Business:

Introduction

The Company is a Nevada corporation which, by itself and through its subsidiaries, Grand Toys Ltd. and Grand Concepts Inc. (collectively "Grand Canada"), has been engaged in the toy business for over 42 years. The Company currently develops and distributes a wide variety of toys and fashion accessories throughout Canada and, to a lesser extent, the United States. Grand Canada's business consists of four areas of operation: (i) importing and distributing throughout Canada, on an exclusive and non-exclusive basis, a wide variety of well-known toy and leisure products and fashion accessories including, party goods, stationery and accessories; (ii) selling toy products and fashion accessories featuring popular characters licensed to the Company; (iii) earning commissions on the sale of products, represented by Grand Canada and shipped directly from the overseas vendor to Canadian customers; and (iv) selling proprietary products, such as puzzles, mobiles, and gift-related items.

On January 29, 2002, the Company consolidated all of its Canadian operations into Grand Toys Ltd., and Grand Concepts ceased to exist as an independent entity.

The Company's United States subsidiary, Sababa Toys Inc., which was organized in 2000, distributed proprietary products and developed product concepts to be sold to third parties or developed and distributed by the Company. On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary.

Unless the context otherwise requires, references herein to "Grand Toys" or the "Company" include Grand Toys International, Inc. and its operating subsidiaries, Grand Toys Ltd., Grand Concepts Inc., and Sababa Toys Inc. The Company's revenues are primarily derived from the operations of Grand Canada. The Company's other United States subsidiary, Ark Creations, Inc., which owned a proprietary line of puzzles, ceased operations during the fiscal year ended December 31, 2000.

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
Vendor (Head Office)	Products Distributed by the Company	Product Price Range ($)
Barter (H.K.)	Proprietary Arts & Crafts & licensed products	0.61 - 77.51
Playwell	Pre-School action figures	0.52 - 32.18
Intex Corporation (Taiwan)	Inflatable water toys (licensed & non-licensed)	0.27 - 451.14
Kid Galaxy (U.S.)	'Bendos' figurines	1.78 - 6.46
P & M Products (U.S.)	Arts & Crafts	1.08 - 15.48
Processed Plastic (U.S.)	Plastic toys, ride-on vehicles, and etc.	0.37 - 31.85
SIC LLC	Snowjacks	50.44
Spectra Star Toys (U.S.)	Kites	0.59 - 12.66
Toy Biz (U.S.)	Male action figures	3.36 - 95.73
Unice S.A. (Spain)	Balls	1.11 - 1.86
Universal	CD Books & Cassettes	3.18 - 76.43

The Company's business and operating results depend largely upon the appeal of its toy products developed and distributed by the Company. A decline in the popularity of its existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's continued success will depend on its ability to redesign, restyle and extend its existing toy products and fashion accessories and to develop, introduce and gain customer acceptance of new toy product. However consumer preferences with respect to toy products and fashion accessories are continuously changing and are difficult to predict.

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

The Company, through it's US subsidiary, Sababa Toys Inc., developed new concepts to be developed internally or by the other subsidiaries within the corporate group, to be sold to third parties. On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary.

The Company also develops proprietary products and uses internal staff to develop these products to be sold to third parties.

All safety testing of the Company's products is done by the manufacturers at the manufacturers' factories and is designed to meet safety regulations imposed by the Canadian and United States governmental authorities. The Company also monitors quality assurance procedures of the manufacturers for the Company's products for safety purposes at the Company's warehouse facilities.

Sources of Product

Approximately 87% of the Company's gross sales in 2002 were from products supplied by the following five vendors: Toy Biz, P&M Products, Barter, Playwell and SIC LLC. These products accounted for 67%, 8%, 7%, 3% and 2% respectively of 2002 gross sales. Other than the products from the above-mentioned vendors, no products from any other vendor or from the Company's proprietary products accounted for more than 2% of the Company's gross sales in 2002. The Company is continuously sourcing new products and looking at potential acquisitions, although no specific acquisition candidates have been specified. If one or more of the remaining suppliers identified above were to terminate their relationship with the Company, such termination may have a material adverse effect on the Company.

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

All manufacturing services performed overseas are generally paid for by either letter of credit or wire transfer. Payment for such manufacturing is made only upon the proper fulfillment of terms established by the Company, in each purchase order such as adherence to product quality, design, packaging and shipping standards, as well as proper documentation relating thereto. Most product purchases are paid for in U.S. dollars.

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

Location

Grand Canada leases a building in suburban Montreal, Quebec, Canada, where the Company's executive and administrative offices are located as well as its distribution center. The Company also has a sales office and showroom in Mississauga, Ontario, Canada. This location was closed as of December 31, 2002 as part of the Company's restructuring efforts.

Licensing and Distribution Agreements

Character Licenses

The Company's product lines include products featuring well-known character properties created by others. In order to obtain the right to manufacture and sell products featuring such character properties, Grand Canada enters into license agreements with the owners of such properties. Under the terms of the character property license agreements, Grand Canada pays royalties to licensors that generally range from 10% to 15% of net sales of the products carrying these character properties. To the extent that competition increases among companies to obtain character property licenses, Grand Canada may encounter increased difficulty in obtaining certain character licenses and may be required to pay greater minimum guaranteed royalty amounts.

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
Character Property	Licensor (Territory)	Product Featuring Property
Batman	Warner Bros. (CAN)	Kites, Balls
Bear In The Big Blue House	Venture (CAN)	Balls
Catdog	Studio Licensing (CAN)	Kites
Eye Sceam	Excel Development (U.S. & CAN)	I-Screme cosmetics
Harry Potter	Warner Bros. (CAN)	Kites, Balls, Stationery
Hello Kitty, Pochacco	Sanrio Co. Ltd. (US & CAN)	Foam Puzzles, Foam Floor Tiles
Monsters, Winnie the Pooh,
Toy Story, Standard characters	Disney (CAN)	Kites, Balls
Nintendo	G-Squared (CAN)	Balls
Pooch Patrol	Isovoy Inc. (U.S. & CAN)	Plush Toys
Power Rangers	Venture (CAN)	Balls, Kites
Rugrats	Studio Licensing (CAN)	Kites, Balls
Sesame Street	E.M.G. (CAN)	Balls, Kites
Sonic The Hedge Hog	Venture (CAN)	Balls
Spider-man	Marvel, (CAN)	Ball, Stationery
Power Rangers	Saban Merchandising (U.S.)	Puzzmobiles
Power Rangers	Venture (U.S. & CAN)	Foam Puzzles
Sonic the Hedgehog	Venture (U.S. & CAN)	Foam Puzzles
Spiderman	Marvel (U.S. & CAN)	Foam Puzzles, Foam Floor Tiles
Tonka	Hasbro (U.S. & CAN)	Foam Activity Kits
X-Men	Marvel (U.S. & CAN)	Foam Puzzles, Foam Floor Tiles

No one particular character property license resulted in sales in excess of 1% of Grand Canada's sales revenues for the year ended December 31, 2002, and the loss of any one such license would not have a material adverse effect on the Company's operations.

All costs associated with licensing and distribution are expensed in the period incurred and are shown as royalty expense in the Statements of Operations. Total expense for the year ended December 31, 2002 is $311,082 (2001 - $252,506, 2000 - $250,523).

License and Distribution Arrangements with Toy Vendors

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

Generally, under these agreements, Grand Canada is responsible for paying shipping and other related costs upon the purchase of goods from the vendor. If Grand Canada were to be in default under a license or distribution agreement, such agreement could be terminated and the Company could also incur liability for certain costs and penalties.

Grand Canada's distribution agreement with its largest vendor, Toy Biz Inc, accounted for 67% of the Company's 2002 sales volume. This distribution agreement terminated on December 31, 2001. Grand's contract with this vendor renews on an annual basis.

As a result of changing consumer preferences, many toy products are successfully marketed for only one or two years. There can be no assurances that any of the Company's current products or product lines will continue to be popular for any significant period of time; any new products or product lines introduced by the Company will achieve an adequate degree of market acceptance; or any new product's life cycle will be sufficient to permit the Company to recover development, manufacturing, marketing or other costs of the product.

In the event a new product does not receive sufficient market acceptance, the Company may be required to sell inventory of such products at a substantial discount. Accordingly, the Company's success is dependent in large part on its ability to secure the rights to distribute new products and to secure new character and well-known brand name licenses for existing or new product lines, which cannot be assured. Therefore, the Company cannot assume that any new products will be successful or meet with the same success as existing products.

Marketing, Sales and Distribution

Grand Canada markets its products throughout Canada via its own sales representatives as well as through independent sales agents. Purchasers of the products include retail chain stores, department stores, toy specialty stores and wholesalers.

Grand Canada's four largest customers are: Walmart, Toys R Us, Zellers and Sears Canada, which, for the year ended December 31, 2002, accounted for approximately 33%, 17%, 10% and 5%, respectively, of the gross sales for this period. No other customer accounted for more than 5% of gross sales in 2002.

Other than purchase orders from its customers, Grand Canada does not have written agreements with its customers, but rather sells products to customers on open account, with payment terms typically varying from 30 to 90 days. If one or more of the four customers identified above terminated its relationship with Grand Canada, a material adverse effect on the Company may occur.

Retailers can cancel purchase orders for which goods have been purchased. Grand attempts to minimize this possibility by ensuring that customer orders are matched to product purchases.

In addition, pressure by large customers seeking a reduction in prices, financial incentives, a change in other terms of sale or for the Company to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations.

Grand Canada employs a sales and marketing staff of six people, including two senior managers and four sales persons who make on-site visits to customers for the purpose of soliciting orders for products. Grand Canada markets products at major and regional toy trade shows in Canada. In addition, Grand Canada maintains showrooms in its suburban Montreal and until December 31, 2002, Mississauga facilities.

Grand Canada directly, or through its salespersons, takes written orders for products from customers and arranges for the manufacture of its products. Cancellations are generally made in writing and appropriate steps are taken to notify manufacturers of such cancellations.

Returns are generally not accepted, although consistent with industry practices, exceptions to this policy are made on a case-by-case negotiated basis.

Seasonality

The Company's business is seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. Therefore its annual operating results will depend, in large part, on its sales during the relatively brief holiday season. Further, this seasonality is increasing as large retailers become more efficient in their control of inventory levels through quick response management techniques. Sales of its toy products at retail are seasonal.

These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occurs during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier. The limited inventory carried by retailers may also reduce or delay retail sales. Additionally, the logistics of supplying more and more product within shorter time periods increase the risk that we may fail to achieve tight and compressed shipping schedules.

This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. The Company's failure to accurately predict and respond to consumer demand could result in our under-producing popular items and overproducing less popular items.

Product Liability

The Company maintains product liability coverage for the Company's operations in the aggregate amount of Canadian $10,000,000. The Company has not been the subject of any product liability litigation.

Competition

The industries in which the Company competes are highly competitive. Grand Toys competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space for its products. The larger toy companies include Hasbro Inc., Mattel Inc., Playmates Inc. and Bandai Co. Many of these competitors have greater financial and other resources than the Company. Grand also faces competition from the retailers who buy directly from the supplier. The Company offers a full service to its customers and therefore remains competitive. The toy industry's highly competitive environment continues to place cost pressures on manufacturers and distributors. Discretionary spending among potential toy consumers is limited and the toy industry competes for those dollars along with the makers of computers and video games. Management believes that strong character and product licenses, the industry reputation and ability of its senior management, the quality of its products and its overhead and operational controls have enabled Grand to compete successfully.

Government Regulation

The Company is subject to the provisions of various laws, certain of which have been enacted by the Federal Government of Canada and others which have been enacted by the Government of the Province of Quebec and other Canadian provinces, and the various states in the U.S.

Federal

The laws of the Government of Canada to which the Company is subject include the Hazardous Products Act which empowers the Government to protect children from hazardous toys and other articles. Under that legislation the Government has the authority to exclude from the market those articles, which are found to be hazardous. Grand Canada is also subject to the Consumer Packaging and Labeling Act enacted by the Government of Canada, whose legislation prohibits the importation of prepackaged items into Canada, as well as the sale, importation, or advertising in Canada of items, which have misleading information on their label.

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

Employees

As of December 31, 2002, the Company employed 28 full-time persons, including two executive officers. The Company believes that its relations with its employees are satisfactory.

Item 2.

Description Of Property:

The Company's principal executive offices are located in an approximately 105,000 square foot facility located at 1710 Route Trans-Canada, Dorval, Quebec, Canada, a suburb of Montreal. The Company uses the facility for offices, showroom, warehousing and distribution.

The lease for the premises expires on September 30, 2004 but Grand Canada has the right to extend the lease for an additional five-year period, to September 30, 2009. The current monthly rent is $21,000 and during the extension period shall be increased each year by a percentage that is equal to 75% of the percentage increase in the consumer price index for the greater Montreal, Canada area. On October 23, 2002, the Company sub-let 62,000 square feet of this facility in order to reduce operating expenses. The sub-lease ends on November 30, 2008.

Grand Canada also leases, pursuant to a lease expiring on January 1, 2005, approximately 9,000 square feet of showroom and office space at 6427 Northam Drive, Mississauga, Ontario, Canada, a suburb of Toronto, at a current rental rate of approximately $2,700 per month. The Company terminated this lease effective December 31, 2002.

Sababa Toys Inc. leased 1,610 square feet of office space at 119 W. 23rd Street, Suite 505, New York, N.Y., pursuant to a lease expiring November 1, 2003, at a current rental rate of $4,900 per month. As a result of the sale of this subsidiary, this lease was transferred to the purchaser of Sababa Toys as of June 14, 2002.

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

During the quarter ended December 31, 2002, there were no material developments to any legal proceedings, which have been previously reported by the Company. See Note 16 of the Company's Consolidated Financial Statements for the year ended December 31, 2002, which is an exhibit to this report for a complete description of material legal proceedings to which the Company is presently a party.

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

PART II

Item 5.

Market For Common Equity and Related Stockholder Matters:

The Company's Common Stock is traded on the NASDAQ Small Cap Stock Market (NASDAQ) under the symbol "GRIN".

The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from January 1, 2001 through December 31, 2002 as reported by NASDAQ.

The figures represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions. In addition, the figures reflect the impact of the one-for-four reverse split of September 4, 2001.

Common Stock	Representative Bid Prices
2001	High ($)	Low ($)
First Quarter	2 3/4	1 -
Second Quarter	3 5/32	1 3/4
Third Quarter	2 1/5	1 3/32
Fourth Quarter	4 5/16	3/4
2002
First Quarter	2 5/8	1 3/5
Second Quarter	3 1/2	1 1/2
Third Quarter	1 3/16	1 -
Fourth Quarter	1 25/32	1 -

On March 20, 2003, the last reported sales price for the Company's Common Stock on the Nasdaq SmallCap Market was $1.70 per share.

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

The Company requested a hearing before the Nasdaq panel to appeal the delisting determination. This hearing was held on June 6, 2001. As a result of this hearing, on August 2, 2001, the Company was advised by Nasdaq that it would continue to be listed via a temporary exception from the net tangible assets, market capitalization, net income, market value of public float and minimum bid price requirements.

On November 26, 2002, the Nasdaq panel advised the company that the temporary exception had become permanent since the Company had complied with the Nasdaq requirement.

There can be no assurance that we will be able to meet the requirements for continued listing or that we could successfully appeal a delisting determination. If our shares were delisted, we might be able to have our shares listed for quotation on the OTC Bulletin Board or other market. However, the failure to have our shares quoted on the Nasdaq market would likely have an adverse impact on the price and liquidity of our shares and our ability to obtain financing in the future.

At February 28, 2003 there were approximately 192 record holders of the Company's Common Stock, however those shares being held at various clearing houses, including Cede & Company have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Company's Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

During the past two years the Company has not paid and has no current plans to pay dividends on its Common Stock . The Company intends to retain earnings, if any, for use in its business. Any dividends for Common Stock that may be declared in the future will be determined by the Board of Directors based upon the Company's financial condition, results of operation, market conditions and other factors that the Board deems relevant.

The following securities were issued by the Company during the last quarter of December 31, 2002, and were not registered under the Securities Act of 1933, as amended (the "Act").

On October 1, 2002, 10,144 shares were issued as a result of the settlement of an outstanding payable.

On December 18, 2002, 66,667 shares were issued as a result of the settlement of an outstanding payable.

The sale and issuance of securities in the transactions described set forth above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering.

Item 6.

Selected Financial Data:

The following selected financial data of the Company has been derived from the Company's annual consolidated financial statements, which appear elsewhere herein, for the fiscal years 2000, 2001 and 2002

For the Twelve Months Ended December 31:
	2002	2001	2000	1999	1998

Net sales	$12,339,930	$8,278,335	$12,016,385	$37,260,250	$33,177,529
Gross profit	4,016,390	2,531,889	372,374	10,778,909	11,091,548
Unusual (income) expense	-	(838,102)	3,625,055	814,669	-
Discontinued operations	197,292	(431,352)	(167,893)	-	-
Net loss	(826,848)	(1,371,492)	(10,156,713)	(709,466)	(318,302)
Loss per share:
Basic and diluted from
continuing operations	(0.50)	(1.38)	(12.49)	(1.42)	(0.80)
Discontinued operations	0.10	(0.37)	(0.21)	-	-
Extraordinary item	-	0.59	-	-	-
Basic	(0.40)	(1.16)	(12.70)	(1.42)	(0.80)
Diluted	(0.40)	(1.16)	(12.70)	(1.42)	(0.80)
Weighted average number of
common equivalent shares	2,064,465	1,183,992	801,946	533,145	394,409

Working capital	1,577,633	1,111,171	2,804,596	10,788,948	3,374,528

Long term debt	-	-	1,500,000	1,777,778	-
Redeemable preferred stock	-	-	500,000	1,000,000	-
Cash dividends	-	-	-	25,000	-
Total assets	5,703,571	5,257,322	6,582,383	19,408,405	13,889,317

Management's Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this Annual Report.

Overview

In the Company's audited financial statements for the years ended December 31, 2002, and 2001, the Company recognized that it had certain issues which raised substantial doubt about the Company's ability to continue as a going concern. The reasons cited were the Company's recurring losses and the cancellation of its line of credit in 2000. This was noted in KPMG's audit report on those financial statements.

In 2002, the Company increased its credit facility, reduced its losses, and implemented a restructuring plan to return to profitability. As part of its restructuring plan, the Company has significantly reduced its operating costs, by closing one of its Canadian locations, sub-letting a portion of the Company's main facility and consolidating its U.S. operations into the Canadian subsidiary. In addition, the Company continues to add profitable new product lines, and focuses on strong retail sell-through. At this time, based on 2003 forecasts, the current credit facility appears to be sufficient to meet the Company's working capital needs.

The Company incurred net losses of $826,848 for the year ended December 31, 2002, $1,371,492 for the year ended December 31, 2001 and $10,156,713 for the year ended December 31, 2000. The Company has not reported an annual profit since December 31, 1997. The Company has recently begun to implement a plan to return to profitability. Over the course of 2002 the Company has focused on products with higher profit margins and have reduced expenses. This has resulted in improved performance but it has not achieved profitability for the year ending December 31, 2002 and, in spite of these efforts, there can be no assurance that the Company will become profitable on an annual basis.

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

The pricing of the Company's goods is affected by the price it obtains from its vendors (Cost of Goods Sold) and therefore dictates the selling price the Company can charge its customers. Other factors that influence the Company's setting of the selling price is the condition of the current market and the nature of the item itself.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Twelve Months Ended December 31,

	2002	2001	2000
	%	%	%
Net sales	100.00	100.00	100.00
Cost of goods sold	67.45	69.42	96.90
Gross profit	32.55	30.58	3.10
Operating expenses:
General and administrative	23.14	34.79	33.43
Salaries and fringe benefits	13.65	20.36	17.27
Royalties	2.52	3.05	2.08
Bad debt expense	0.28	1.78	.78
Depreciation and amortization	0.73	1.40	2.36
Foreign exchange loss	0.33	1.07	.22
Interest on long-term debt	-	-	.91
Interest expense	0.65	0.57	6.48
Interest revenue	(0.57)	(1.22)	(1.11)
Unusual items	-	(10.12)	30.16
Total operating expenses	40.73	51.68	92.58
(Loss) before income taxes and
extraordinary item	(8.18)	(21.10)	(89.48)
Gain on forgiveness of debt	-	8.40	-

(Loss) from continuing operations	(8.30)	(11.36)	(83.13)
Discontinued operations:
Loss from discontinued operations	(0.54)	(5.21)	(1.40)
Gain on sale of discontinued operations	2.14	-	-
	1.60	(5.21)	(1.40)
Net loss	(6.70)	(16.57)	(84.53)

On a quarterly basis management reviews its inventory of products and makes an assessment of its realizable value. The factors considered include current market prices, the demand for and the seasonality of its products. If circumstances change (i.e. unexpected shift in market demand, pricing, trends etc.) there could be a material impact on the net realizable value of inventory.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Net Loss:

Net loss for 2002 was $826,848, or $(0.40) loss per share, as compared to a net loss of $1,371,492, or $(1.16) loss per share in 2001. However, net loss for the year ended December 31, 2002, included a gain of $263,784, offset by the loss on operations of $66,492. Without this gain, the Company would have incurred a net loss of $(1,024,140) or $(0.50) per share.

Increased gross profit and the recognition of the gain on the sale of Sababa Toys Inc., resulted in the significant decrease in the net loss for the year as compared to 2001. The Company will have until 2008 to be able to apply unutilized tax losses against future taxable income.

Net Sales:

Net sales increased by $4,061,595, or by 49.06%, to $12,339,930 from $8,278,335 for 2001. Net sales increased primarily as a result of the success in the following product lines: Spiderman and Lord of the Rings (Toybiz and Playwell), Blopens

(P & M Products Ltd.).

Gross Profit:

Gross profit for the Company in 2002 increased by $1,484,501. As a percentage of sales, gross profit increased in 2002 from 30.58% to 32.55% as a result of the sales mix in the product line. The increased gross profit in 2002 also was attributable to the Company's continued emphasis on higher margin sales.

As part of the Company's 2002 restructuring plan, the Company abandoned the manufacturing and selling of certain of its proprietary product lines. In doing so the Company incurred $125,247 in expenses relating to write-offs of deferred product development and $94,350 in negative margin due to reduced selling prices as a result of the decrease in customer interest.

In addition, commissions on FOB sales increased as compared to the same period of 2001, by 7.25% because our sales relating to the product line, Toys Biz increased by 169% over the same period in 2001.

General and Administrative Expenses:

General and administrative expenses decreased by $23,858 to $2,856,116, in 2002 from $2,879,974 in 2001. As a percentage of sales, general and administrative expenses decreased by 11.65% from 34.79% in 2001 to 23.14% in 2002.

One time charges incurred as a result of the implementation of the Company's restructuring plan resulted in a total expense of $417,494. In 2002, the Company closed two locations and reduced head count through employee and contract terminations. In line with the restructuring plan, the Company discontinued the manufacture of certain proprietary licensed products.

One time restructuring expenses were:

Write-off discontinued lines $	$172,864
Consulting	111,469
Severance & terminations	71,749
Location closing	61,412
$417,494

In 2002, the Company incurred $412,350 in bank financing expenses as a result of the high cost of financing through the Company's lender. In addition, the Company incurred significant legal charges of $246,758, relating to the settlement of legal issues, the filing of registration statements, financing documents and handling the NASDAQ de-listing issue.

Based on the above, the Company has determined that of the total general and administrative expenses, $516,479 are of non-recurring nature.

Gain on Discontinued Operation:

On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary to Sababa Global Consumer Products, LLC. Sababa Toys, Inc. distributes proprietary products and develops product concepts to be sold to third parties. In consideration for the purchase of the shares, the Company received a note in the principal amount of $1,065,716. Payments under the note are to be made quarterly until June 30, 2005 when the unpaid principal balance is due. The Company recognized a gain on the sale of $761,584, of which $263,784 has been recorded in the Statement of Operations. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

Net Loss:

Net loss for 2001 was $1,371,492 or $1.16 loss per share as compared to a net loss of $10,156,713 or $12.70 loss per share in 2000.

Increased gross profit, a total dollar decrease in operating expenses and the recognition of the gain on the forgiveness of debt resulted in the significant decrease in the net loss for the year as compared to 2000. The net loss was increased by the write-off of deferred income taxes in 2001. The Company will have until 2008 to be able to apply unutilized tax losses against future taxable income.

Net Sales:

Net sales decreased by $3,738,050 or by 31.11% to $8,278,335 from $12,016,385 for 2000. During the year, net sales decreased, however gross profit increased, as a result of the Company's emphasis on profitable sales and tighter inventory control. The current economic environment and retailers' just in time inventory practices contributed to the decrease in sales in 2001.

Gross Profit:

Gross profit for the Company increased by $2,159,515. As a percentage of sales, gross profit increased from 3.10% to 30.58%. Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

The increased gross profit in 2001 resulted from the Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control.

In addition commissions on FOB sales increased as compared to the same period of 2000 due to an increase in customer demand for our Toy Biz and Intex product lines. In 2000, the lower gross profit percentage was associated with the recording of significant inventory write-downs.

General and Administrative Expenses:

The decrease in general and administrative expenses of $1,136,709 to $2,879,974, in 2001, from $4,016,683 in 2000, was due to an overall decrease in the expenses in this category, as a result of Company efforts to reduce expenses. However, the following material expenses offset the overall reduction:

Expense:

Legal fees $	$ 318,536
Financing charges	203,080
Severance & placement fees	137,777
Consulting	92,790
Other	86,379
Total expenses	$ 838,562

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

General and administrative expenses as a percentage of sales, were higher in 2001, a 1.36% increase, as compared to 2000 as a result of the lower sales base. The Company continues to conduct reviews of all aspects of its operations to reduce costs and improve profitability.

Unusual Items:

a) The Company, as a result of receiving a favorable court judgment in March 2001, reversed the accrual of $550,000 set up in December 31, 2000. (see note 15 of the Consolidated Financial Statements)

b) The Company was successful in obtaining a settlement of litigation against Limited Treasures, Inc. in June 2001, and has reduced the provision against the receivable by $288,102. At December 31, 2000, the Company had recorded a provision against the receivable of $434,371. (See Note 3 of the Consolidated Financial Statements).

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

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under its line of credit facility with Montcap Financial Inc., by cash flow from operations, and sales of equity securities.

In March 2001, the Company received gross proceeds of $500,000 from a private sale of its Common Stock and warrants.

In June 2001, the Company secured a line of credit up to $627,825 with drawdowns based upon specified percentages of its accounts receivable. The line of credit was secured by the accounts receivable of the Company.

In October 2001, the Company increased the maximum availability under its line of credit to $1,569,563 with drawdowns based upon specified percentages of accounts receivable and inventory and the value of its equipment. All the assets of the Company secure the line of credit.

In December 2001, the Company issued Series B convertible redeemable preferred stock for a total of $915,000 of which $800,000 was received in December 2001, and the balance in January 2002.

In May 2002, the Company increased the maximum availability under its lines of credit to $2,218,560 from $1,569,563.

Accounts receivable at December 31, 2002 were $1,866,110 compared to $1,183,175 at December 31, 2001. The sales were mainly to mass retailers. Inventory at December 31, 2002 decreased to $1,148,220 from $1,373,094 at December 31, 2001. Management's focus on maintaining manageable and current inventory levels led to a lower inventory value as at December 31, 2002.

Working capital increased to $1,577,633 at December 31, 2002 from $1,111,171 at December 31, 2001. Net cash used for operating activities was $1,107,629 in 2002 compared to $1,566,681 in 2001. Cash for additions to equipment and leasehold improvements was $20,161 in 2002 compared to $39,151 in 2001.

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

Item 8.

Selected Quarterly Financial Data:

For the fiscal year 2002:
	March 31	June 30	September 30	December 31

Net sales	$2,262,806	$ 3,419,749	$ 3,244,053	$ 3,413,322
Gross profit	817,535	1,270,833	1,236,070	691,952
Unusual items	-	-	-	-
(Loss) Earnings from
continuing operations	(538,696)	(91,081)	106,266	(500,629)
Discontinued operations	(31,768)	114,817	-	114,243
Net (loss) earnings applicable to
common stockholders	(570,464)	23,736	106,266	(386,386)

(Loss) earnings per share:
Basic from continued operations	$ (0.42)	$ 0.06	$0.04	$ (0.19)
Discontinued operations	-	0.08	-	0.04
Basic	(0.42)	0.02	0.04	(0.15)
Diluted	(0.42)	0.01	0.03	(0.15)

For the fiscal year 2001:
	March 31	June 30	September 30	December 31

Net sales	$2,216,816	$ 1,835,043	$ 1,902,910	$ 2,323,566
Gross profit	711,532	373,557	677,759	769,041
Unusual items	-	(523,395)	(214,089)	(100,617)
(Loss) earnings before
extraordinary item	(585,117)	(741,343)	57,769	(798,339)
Gain on forgiveness of debt	-	695,538	-	-
Net (loss) earnings	(585,117)	(45,805)	57,769	(798,339)
(Loss) earnings per share:
Basic before extraordinary item	$(0.72)	$ (0.60)	$0.04	$(0.62)
Extraordinary item	-	0.56	-	-
Basic	(0.72)	(0.04)	0.04	(0.62)
Diluted	(0.72)	(0.04)	0.04	(0.62)

Financial Statements:

The consolidated financial statements of the Company, including the notes thereto, together with the report of independent chartered accountants thereon, are presented beginning at page F-1.

Item 9.

Changes in, and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable

PART III

Item 10.

DIRECTORS AND DIRECTOR NOMINEES

Set forth below is the name, age, principal occupation during the past five years and other information concerning each director and nominee. The information presented with respect to each director nominee has been furnished by that person.

Name	Age	Director Since
Elliot Bier	52	July 1993
Stephen Altro	64	July 1993
David Mars	64	July 1993
James B. Rybakoff	35	May 1996
Michael Kron	39	June 2002
Earl Azimov	40	June 2002
Michael Seltzer	52	June 2002

Elliot L. Bier has been a practicing attorney in Montreal for the last 24 years. He has been a senior partner in Adessky Poulin, the Company's Canadian legal counsel for the last 10 years. Since November 16, 2000, Mr. Bier has served as Chairman of the Company. Since May 2001, Mr. Bier has served as the Chief Operating Officer of Polystar Inc., a Montreal-based plastics company.

Stephen Altro has held executive positions with Grand Canada, the Company's Canadian operating subsidiary, for over 41 years. From July 20, 1993 to June 30, 2000, Mr. Altro served as Chairman, President and Chief Executive Officer of the Company. Mr. Altro co-founded Grand Canada with David Mars in 1961. Since June 30, 2000, Mr. Altro has been engaged as a consultant to the Company.

David Mars has held executive positions with Grand Canada for over 41 years. From July 20, 1993 to June 30, 2000, Mr. Mars served as Vice-Chairman of the Company. Mr. Mars co-founded Grand Canada with Stephen Altro in 1961. Since June 30, 2000, Mr. Mars has been engaged as a consultant to the Company.

James B. Rybakoff is also the President of Akin Bay Company, L.L.C., a NASD member investment bank and brokerage firm, which Mr. Rybakoff co-founded in 1990.

Michael Kron is co-founder and has served as Chief Operating Officer of Miazzi Ventures Inc., an investment company located in Montreal Canada since 1992. Mr. Kron is a Canadian Chartered Accountant.

Earl Azimov is co-founder and has served as Chief Executive Officer of Miazzi Ventures Inc., an investment company located in Montreal Canada since 1992. From 1992 to 1995, Mr. Azimov was President of Zellers Optical Centers.

Michael Seltzer Chairman of Sam Seltzer's Steak Houses of America since 1997. Since February 2002, Mr. Seltzer has also served as of President Sam Seltzer's Steak Houses of America.

Directors are elected annually by the shareholders and hold office until the next Annual Meeting and until there successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.

Director Compensation

Directors who are also officers of the Company are not paid any compensation for attendance at directors' meetings or for attending or participating in any committee meetings but are eligible to participate in the Company's Stock Option Plan. Non-employee Directors of the Company are compensated for their services and attendance at meetings through the automatic grant of 125 options per quarter pursuant to the Company's Stock Option Plan. The exercise price of options granted to non-employees directors is the market price of the Company's common stock on the first day of each quarter.

During the year 2002, Elliott Bier received an amount of $27,000 for chairman fees and Steve Altro and David Mars each received an amount of $33,000 for consulting fees.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2002, the Board of Directors held six meetings and each of the Directors attended all of the meetings.

Audit Committee

The Audit Committee consists of Michael Kron, Earl Azimov and Michael Seltzer. The Audit Committee (i) recommends to the Board the conditions, compensation and term of appointment of independent chartered accountants for the audit of our financial statements, (ii) reviews the Company's examination reports prepared by regulatory authorities, and (iii) provides the Board with such assistance as is necessary with respect to the Company's corporate and reporting practices. The Audit Committee may also from time to time confer with the auditors to exchange views relating to the scope and results of the audit. The Audit Committee operates through a written charter. During the fiscal year ended December 31, 2002, the Audit Committee did not hold any meetings, but took action by written consent two times.

Compensation Committee

The Compensation Committee consists of three directors: Michael Kron, Earl Azimov and Michael Seltzer. The Compensation Committee reviews and approves the compensation for the Company's senior management, officers and directors. It also administers the Company's Stock Option Plan. During the fiscal year ended December 31, 2002, the Compensation Committee did not hold any meetings, but took action by written consent two times.

The Board of Directors does not have a standing nominating committee or one performing similar functions.

Compensation Committee Interlocks and Insider Participation

Until June 28th, 2002, Elliot L. Bier and James B. Rybakoff served as the members of the Company's Compensation Committee. None of the members of the Company's Compensation Committee was, during the fiscal year ended December 31, 2002, one of our officers or employees, or one of our former officers, except that Mr. Bier served as our Chairman in a non-employee capacity. Other than as described in the preceding sentence, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Executive Officers

Our executive officer is:

Tania M. Clarke	Executive Vice President and Chief Financial Officer

Tania M. Clarke, 34 years old, has served as the Executive Vice-President and Chief Financial Officer of the Company and Grand Canada since December 4, 2000, and has been employed by the Company and its subsidiaries in various other financial capacities since May 3, 1993. Ms. Clarke held the positions of Assistant-Controller and Controller prior to accepting the position of Executive Vice-President and Chief Financial Officer at the Company. Prior thereto, Ms. Clarke was employed by KPMG LLP, as an external auditor for 3 years. Ms. Clarke is a Canadian Chartered Accountant (C.A.) and a U.S. Certified Public Accountant (C.P.A).

Key Employees

Our management regards the following persons, although not executive officers, as key employees:

Robert Herbst has been the Vice-President of Operations of Grand Canada since May 2001. Prior thereto, Mr. Herbst worked at Grand Canada in various capacities for 26 years.

Terry Maddison has been the Director of Sales for Grand Canada since October 10, 2001. Prior thereto Mr. Maddison worked at Tucker Plastics and the Home Depot.

Item 11.

Executive Compensation

The following table summarizes certain information regarding compensation awarded, paid or accrued by the Company for the fiscal years ended December 31, 2000, 2001 and 2002, respectively, to Ian Bradley who was the only person to serve as the Company's Chief Executive Officer during the year ended December 31, 2002. No other executive officer or key employee who served in such capacity at December 31, 2002 had total annual salary and bonus for the year ended December 31, 2002, 2001 and 2000 in excess of $100,000.

Summary Compensation Table

	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options(#)	All Other Compensation ($)

Stephen Altro	2002	33,000 (3)	-	-	-	-
Acting President	2001	34,000 (4)	-	-	-	-
and Chief	2000	102,000 (5)	-	46,000 (8)	-	-
Executive Officer (1)
Ian Bradley	2002	82,711 (3)	-	6,600 (6)	-	-
Chief	2001	112,051 (4)	-	10,500(7)	37,500	-
Executive	2000	-	-	-	-	-
Officer and
President (1)

  Mr. Stephen Altro has been the Company's acting President since June 8, 2002.

  Mr. Bradley joined the Company on January 16, 2001, and resigned on June 7, 2002.

  Such amounts are based upon an exchange rate Canadian $1.57 to United States $1.00 (the exchange rate on December 31, 2002).

  Such amounts are based upon an exchange rate Canadian $1.55 to United States $1.00 (the exchange rate on December 31, 2001).

  Such amounts are based upon an exchange rate Canadian $1.48 to United States $1.00 (the exchange rate on December 31, 2000).

  Other annual compensation for Mr. Bradley consists of $4,000 for car benefits and $2,600 disability insurance.

  Other annual compensation for Mr. Bradley consists of $6,000 for car benefits and $4,500 disability insurance.

  Other annual Compensations for Mr. Altro consists of $14,000 for car lease payments, $12,000 for annual country club dues and $20,000 for life insurance premiums.

The following table sets forth further information regarding the stock option grants during fiscal 2002 to the officers named in the Summary Compensation Table above.

Option Grants in 2002

No options were granted to the Executives named in the Summary Compensation table above.

Aggregated Option Exercises in Fiscal Year 2002 and Option Values as of December 31, 2002

Mr. Bradley did not exercise any options during the year ended December 31, 2002.

The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 2002 and stock options held by each of them at fiscal year-end. Values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2002, as determined by the closing price of our Common Stock on that date as reported by NASDAQ.
Name	Shares Acquired On Exercise (#)	Value Realized $(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options At Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable (2)	Unexercisable
Ian Bradley	-	-	37,500	-	$93,750	-

  Closing stock price on December 31, 2002 was $1.00.

Employment Agreements

Except for stock option agreements, the Company does not currently have any agreements with its executive officers regarding the terms of their employment.

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

CEO Compensation. Mr. Bradley was employed as Chief Executive Officer and President, and had agreed to devote his full time and efforts to our business. We agreed to pay Mr. Bradley a base salary of Canadian $182,500 (approximately U.S. $116,000 as of December 31, 2002). Mr. Bradley resigned on June 7, 2002.

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

Options are intended to provide participants with an increased incentive to make contributions to our long-term performance and growth, to join the interests of participants with the interests of our shareholders and to attract and retain qualified employees. The number of options granted to an executive in 2002 were granted as an inducement for employment.

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

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally provides that publicly held companies may not deduct compensation paid to certain of its top executive officers to the extent such compensation exceeds $1 million per officer in any year. However, pursuant to regulations issued by the Treasury Department, certain limited exemptions to Section 162(m) apply with respect to "qualified performance-based compensation." The Company is currently monitoring the applicability of Section 162(m) to its ongoing compensation arrangements. The Company does not expect that amounts of compensation paid to its executive officers will fail to be deductible by reason of Section 162(m).

Retirement Savings Plan. We have adopted a group retirement savings plan for our Canadian employees. We contribute to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Canadian $3,000 per employee. During the year ended December 31, 2002, we contributed approximately $12,000 to the plan.

Employment Agreements and Miscellaneous Personal Benefits. The Compensation Committee's policy has been to have employment agreements with each of its executive officers to provide them with specified minimum positions, periods of employment, salaries, fringe benefits and severance benefits, although there are no agreements at this time. These benefits are intended to permit the executive officer to focus his attention on performing his duties to us, rather than on the security of his employment, and to provide the officer with benefits deemed by the Compensation Committee to be suitable for the executive's office.

This report is provided in accordance with federal securities law requirements and is not intended to create any contractually binding employment rights for the benefit of any employee of the Company or its subsidiaries.

By the Compensation Committee

James B. Rybakoff

Michael Kron

Performance Graph

The following graph tracks an assumed investment of $100 on the last trading day of the calendar year indicated below in our Common Stock, the NASDAQ Stock Market and the NASDAQ Non-Financial Stocks sector, assuming full reinvestment of dividends. Past performance is not necessarily indicative of future performance.

Section 16(a) Beneficial Ownership Reporting Compliance

The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Company's outstanding Common Stock, are required to file reports with the Securities and Exchange Commission and with NASDAQ, reporting changes in the number of shares of the Company's Common Stock beneficially owned by them and provide the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the year ended December 31, 2002, with the exception of the following:

During the fiscal 2002, the following individuals were late with their Form 4 filings: Each of Mssrs. Elliot Bier, Stephen Altro, David Mars, James B. Rybakoff, Michael Kron, Earl Azimov and Michael Seltzer were required to file a Statement of Changes in Beneficial Ownership in connection with automatic grants of 125 options per quarter to non-employee directors of Registrant pursuant to the Company's Stock Option Plan. As of the date of this report, none of the foregoing persons has filed a Form 4 receipt of the automatic quarterly option grants.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of January 15, 2003 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each of the Company's directors and director nominees, (iii) each of the Company's Named Executive Officers (as defined below) and (iv) all of the Company's executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class and Voting Power (1)
David Mars 1710 Rte. Transcanadienne Dorval, QC, Canada H9P 1H7	916,606 (2)	27.45%
Stephen Altro 1710 Rte. Transcanadienne Dorval, QC, Canada, H9P 1H7	930,768 (3)	27.60%
Ofer Nissim 65 High Ridge Road, Suite 500 Stanford, CT, 06905	406,250(4)	15.00%
R. Ian Bradley 1710 Rte. Transcanadienne Dorval, QC, Canada, H9P 1H7	300,000 (5)	10.27%
Livescore Finance Company Ltd. C/o Insinger Trust Standard Charter Bank Bld., 4-4A Des Voeux, Hong Kong	472,500 (6)	15.44%
Robenham Inc. C/o Insinger Trust Standard Charter Bank Bld., 4-4A Des Voeux, Hong Kong	472,500 (7)	15.44%
Faxfleet Holdings Ltd. C/o Insinger Trust Standard Charter Bank Bld., 4-4A Des Voeux, Hong Kong	452,500 (8)	14.86%
Spellord Inc. C/o Insinger Trust Standard Charter Bank Bld., 4-4A Des Voeux, Hong Kong	452,500 (9)	14.86%
James B. Rybakoff 780 Third Avenue New York, NY 10017	56,750 (10)	2.06%
Elliot L. Bier 999 Boul. de Maisonneuve Ouest Montreal, QC, Canada H3A 3L4	37,750 (11)	1.38%
Michael Kron 6950 Cote-St Luc Rd., #1111 Montreal, QC, Canada H4V 2Z9	375	-
Earl Azimov 5603 Parkhaven Avenue Cote St-Luc, QC, Canada H4W 1X2	375	-
Michael Seltzer 10101 Collins Ave., Pent. #14 Bal Habour, FL 33514	375	-
All Executive officers and directors as a group (five persons)	4,371,749 (12)	75.66%

  Computed on the basis of 2,696,112 shares of Common Stock and, with respect to those persons holding shares of Series B Convertible Redeemable Preferred Stock, warrants or options to purchase Common Stock exercisable within sixty (60) days, the number of shares of Common Stock that are issuable upon the exercise thereof.

  Includes 457,144 shares and warrants held by 136012 Canada Inc. (controlled by Mr. Mars), 145,962 shares and warrants held by 2884330 Canada Inc., and 313,500 shares, warrants and options to purchase Common Stock held by Mr. Mars. The company, 2884330 Canada Inc., is a privately held corporation controlled by Mr. Mars, and of which his wife and children are the only other stockholders.

  Includes 302,054 shares and warrants held by 2870304 Canada Inc., 323,714 shares and warrants held by 136011 Canada Inc. (controlled by Mr. Altro), and 305,000 shares, warrants and options to purchase commons stock held by Mr. Altro. The company, 2870304 Canada Inc., is a privately-held corporation controlled by Mr. Altro, and of which his wife and children are the only other stockholders.

  Includes options to purchase 12,500 shares of Common Stock. Mr. Nissim's holding of 393,750 shares is held indirectly through Knox Security Engineering Corp. and Ark Foundation LLC.

  Represents 75,000 shares and 225,000 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

  Includes 42,500 warrants to purchase Common Stock and 107,500 shares and 322,500 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

  Includes 42,500 warrants to purchase Common Stock and 107,500 shares and 322,500 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

  Includes 42,500 warrants to purchase Common Stock and 102,500 shares and 307,500 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

  Includes 42,500 warrants to purchase Common Stock and 102,500 shares and 307,500 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

  Includes warrants to purchase 55,000 shares of Common Stock issuable to Akin Bay Company LLC pursuant to that certain Warrant Agreement dated August 1999, and options to purchase 1,750 shares of Common Stock issued pursuant to our Stock Option Plan. Mr. Rybakoff is the controlling member of Akin Bay.

  Includes options to purchase 37,750 shares of Common Stock .

  See Footnotes (1) - (11).

Item 13.

Certain Business Relationships and Related Transactions

Mr. Bier, a Director of the Company, is a senior partner at Adessky, Poulin, which performs legal services for us in Canada. During the fiscal year ended December 31, 2002, we paid Adessky, Poulin an aggregate of $21,000 for legal fees and related disbursements.

Grand Toys (H.K.), an affiliate of the Company owned by Mr. Altro and Mr. Mars, assists the Company in obtaining competitive sourcing of products in Asia. All transactions of Grand Toys (H.K.) are performed on behalf of the Company at cost. The dollar value of the transactions was $121,000 for the year ended December 31, 2002 and $155,000 for the year ended December 31, 2001.

In December 2001, David Mars and Stephen Altro purchased shares of Series B Convertible Redeemable Preferred Stock. David Mars invested $195,000 and received 195,000 shares at $1.00 each and 585,000 warrants to purchase Common Stock at an exercise price of $0.01 each. In March 2002, Mr. Mars invested an additional $200,000 and received 200,000 shares at $1.00 each and 600,000 warrants to purchase Common Stock at an exercise price of $0.01 each. Stephen Altro invested $200,000 and received 200,000 shares at $1.00 each and 600,000 warrants to purchase Common Stock at an exercise price of $0.01 each.

PART IV

Item 14.

Controls and Procedures

Within the 90 days prior to the date of filing this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal control or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15.

Financial Statements, Exhibits and Reports on Form 8-K

(a) Financial Statements:
Report of Independent Auditors
Index to Financial statements
Consolidated Financial Statements:
Consolidated Balance Sheets - December 31, 2002 and December 31, 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
Consents of Independent Auditors to incorporation by reference of financial statements

Exhibits

The exhibits were filed with the original filing
**3.1	Articles of Incorporation, as amended
### 3.2	Certificate of Designations of Series A 5% Cumulative Convertible Redeemable Preferred Stock
***3.3	Amended and Restated By-Laws
***3.4	Certificate of Amendment for Reverse Split
#####3.5	Certificate of Amendment for Reverse Split (2001)
#####3.6	Certificate of Designation of Series B Convertible Redeemable Preferred Stock
#####3.7	Form of Warrant for 1201 Private Placement
**4.1	Form of certificate evidencing shares of Common Stock
####4.3	Form of Common Stock Warrant
####4.4	Form of Regulation S Common Stock Subscription Agreement
#####4.5	Form of Regulation S Preferred Stock Subscription Agreement
#10.3	Amended and Restated 1993 Stock Option Plan
####10.9	Lease of Dorval, Canada facility
####10.10	Lease of Mississauga, Canada facility
#####10.14	Factoring Agreement between Montcap Financial and Grand
#####10.15	Inventory and Equipment Loan Agreement between Montcap Financial and Grand
#####10.16	Limited Treasures Settlement Agreement
#####10.17	Nissim Settlement Agreement
*11	Valuation and Qualifying Accounts and Allowances
*21	List of Subsidiaries of the Company
*23	Consent of KMPG LLP
*99.1	Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
*99.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________________________________________________________________

Legend:
*	Filed herewith
**

Filed as an Exhibit to either the company's Registration Statement (the "Registration Statement") on Form SB-2, dated January 27, 1994, or Amendment No. 1 or Amendment No. 2 to such Registration Statement.

***	Filed as an Exhibit to the Company's Registration Statement of Form S-3 dated December 23, 1996.
****	Filed as an Exhibit to the Company's Registration Statement of Form S-3 dated January 26, 2002.
#	Filed as an Exhibit to the Company's Registration Statement on Form 8-A dated September 7, 1993 and incorporated herein by reference.
##	Filed as an Exhibit to the Company's Proxy Statement on Form Pre 14A dated August 3, 2000.
###	Filed as an Exhibit to the Company's 10-K for the year ended December 31, 1998.
####	Filed as an Exhibit to the Company's 10-K for the year ended December 31, 2000.
#####	Filed as an Exhibit to the Company's 10-K for the year ended December 31, 2001.

  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Exhibits to

Form 10 - K

of

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year Ended December 31, 2002

Schedule 11

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Balance
At	Additions		Balance
Beginning	Charged to	Net	At End
Of Year	Operations	Deductions (a)	Of Year

Allowance for Doubtful Accounts:

Year Ended December 31, 2002	$ 12,556	$ 34,785	$ (34,664)	$ 12,677
Year Ended December 31, 2001	24,008	147,438	(158,890)	12,556
Year Ended December 31, 2000	90,805	94,072	(160,869)	24,008
Provision for Loan Receivable:

Year Ended December 31, 2002	$ -	$ -	$ -	$ -
Year Ended December 31, 2001	434,371	(434,371)	-	-
Year Ended December 31, 2000	-	434,371	-	434,371
  Includes write-offs, recoveries of previous write-offs and currency translation adjustments.

Exhibit 21

The following is a list of the Company's subsidiaries:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc. (dissolved on January 29, 2002)

Ark Creations, Inc. (ceased operations in 2000)

Sababa Toys, Inc. (sold on June 14, 2002)

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

Grand Toys International, Inc.

We consent to incorporation by reference in the registration statement (No. 333-68957) on Form S-8 of Grand Toys International, Inc. of our report dated March 7, 2003, relating to the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002, and related schedules which report appears in the December 31, 2002 annual report on Form 10-K of Grand Toys International, Inc.

Our report dated March 7, 2003 contains an explanatory paragraph that states that the Company has suffered recurring losses, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of that uncertainty.

(signed) KPMG LLP

Chartered Accountants

Montreal, Canada

March 7, 2003

Exhibit 99.1

Certification of Principal Executive Officer

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

1. I have reviewed this annual report on Form 10-K of Grand Toys International , Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Stephen Altro _______________________
Stephen Altro

Date: March 31, 2003

Exhibit 99.2

Certification of Principal Financial Officer

I, Tania Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

1. I have reviewed this annual report on Form 10-K of Grand Toys International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Tania M. Clarke
Tania M. Clarke

Date: March 31, 2003

Exhibit 99.3

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon an audit of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

_____ /s/ Stephen Altro Name: Stephen Altro Date: March 31, 2003

Exhibit 99.4

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon an audit of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

______/s/ Tania M. Clarke Name: Tania M. Clarke Date: March 31, 2003

GRAND TOYS INTERNATIONAL, INC.

Signatures Years ended December 31

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003 GRAND TOYS INTERNATIONAL, INC.
By: /s/ Stephen Altro
Stephen Altro
Interim President and Chief Executive Officer

By: /s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Elliot Bier	Chairman and Director	March 31, 2003
Elliot Bier

/s/ Tania M. Clarke	Executive Vice President and CFO
Tania M. Clarke	(Principal Financial and Accounting Officer)	March 31, 2003

/s/ James Rybakoff	Director	March 31, 2003
James Rybakoff

/s/ David Mars	Director	March 31, 2003
David Mars

/s/ Stephen Altro	Director	March 31, 2003
Stephen Altro

/s/Michael Kron	Director	March 31, 2003
Michael Kron

/s/Earl Azimov	Director	March 31, 2003
Earl Azimov

/s/Michael Seltzer	Director	March 31, 2003

Michael Seltzer

Consolidated Financial Statements of

GRAND TOYS INTERNATIONAL, INC.

Years ended December 31, 2002, 2001 and 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Grand Toys International, Inc.

We have audited the consolidated balance sheets of Grand Toys International, Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc. and subsidiaries as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

/S/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 7, 2003

GRAND TOYS INTERNATIONAL, INC.

Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

Financial Statements

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

Years ended December 31, 2002, 2001 and 2000

	2002	2001

Assets

Current assets:
Short-term deposit (note 16(b))	$ 500,000	$ 250,000
Accounts receivable (net of allowance for
doubtful accounts of $12,677; 2001 - $12,556)	1,866,110	1,183,175
Current portion of loan receivable (note 2)	212,739	194,494
Due from employees and affiliated company	7,595	2,034
Income taxes receivable	-	143,668
Inventory	1,148,220	1,373,094
Prepaid expenses (note 3)	453,951	698,597
Net assets of discontinued operations (note 12)	-	266,828
Total current assets	4,188,615	4,111,890

Note receivable (note 12)	884,877	-

Loan receivable (note 2)	335,981	548,721

Equipment and leasehold improvements, net (note 5)	252,854	333,423

Other assets (note 4)	41,244	133,827

Other assets of discontinued operations (note 12)	-	129,461

Total assets	$ 5,703,571	$ 5,257,322

	2002	2001

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$ 1,130,745	$ 630,136
Trade accounts payable	880,028	1,483,506
Other accounts payable and accrued liabilities	335,157	297,470
Shortfall on share conversions (note 7)	-	581,310
Royalties payable	15,052	8,297
Loan payable to a director (note 16 (b))	250,000	-
Total current liabilities	2,610,982	3,000,719

Deferred gain (note 12)	497,800	-

Minority interest	100	100

Stockholders' equity:
Capital stock (note 8):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,762,698 shares issued and outstanding
(2001 - 1,285,119 shares)	2,763	1,285
Series B preferred stock, $0.001 par value:
915,000 shares authorized,
nil shares issued and outstanding
(2001- 915,000 shares)	-	800
	2,763	2,085
Additional paid-in capital	22,634,617	21,496,788
Deficit	(19,080,756)	(18,253,908)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(961,935)	(988,462)
	2,594,689	2,256,503
Commitments and contingencies (notes 15 and 16)

Total liabilities and stockholders' equity	$ 5,703,571	$ 5,257,322

See accompanying notes to consolidated financial statements.

On behalf of the Board:

_______________________ Director

_______________________ Director

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31
	2002	2001	2000

Net sales	$ 12,339,930	$ 8,278,335	$ 12,016,385

Cost of goods sold	8,323,540	5,746,446	11,644,011

Gross profit	4,016,390	2,531,889	372,374

Operating expenses:
General and administrative	2,856,116	2,879,974	4,016,683
Salaries and fringe benefits	1,684,114	1,685,409	2,075,736
Royalties	311,082	252,506	250,523
Bad debt expense	34,785	147,438	94,072
Depreciation and amortization	89,690	116,361	282,386
Foreign exchange loss	40,894	88,270	26,667
Interest on long term debt	-	-	109,800
Other interest expense	80,030	47,271	778,305
Interest revenue	(70,287)	(101,339)	(134,072)
Unusual items (note 10)	-	(838,102)	3,625,055
	5,026,424	4,277,788	11,125,155

Loss before income taxes and extraordinary item	(1,010,034)	(1,745,899)	(10,752,781)

Income tax recovery (expense) (note 11):
Current	(14,106)	295,632	763,961
Deferred	-	(185,411)	-
	(14,106)	110,221	763,961

Loss before extraordinary item	(1,024,140)	(1,635,678)	(9,988,820)

Extraordinary item:
Gain on forgiveness of long-term debt
net of deferred income taxes of 499,585 (note 7)	-	695,538	-
Loss from continuing operations	$ (1,024,140)	$ (940,140)	$ (9,988,820)

Discontinued operations (note 12)
Gain on sale of discontinued operations	263,784	-	-
Loss from discontinued operations	(66,492)	(431,352)	(167,893)
	197,292	(431,352)	(167,893)
Net loss	(826,848)	(1,371,492)	(10,156,713)

Preferred stock dividends	-	-	(31,250)
Net loss applicable to
common stockholders	$(826,848)	$(1,371,492)	$(10,187,963)
Earnings per share (notes 1 (j) and 13):
Basic and diluted from continuing operations	$ (0.50)	$ (1.38)	$ (12.49)
Extraordinary item-basic and diluted	-	0.59	-
Discontinued operations-basic and diluted	0.10	(0.37)	(0.21)

Basic	(0.40)	(1.16)	(12.70)
Diluted	(0.40)	(1.16)	(12.70)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31
	Capital Stock	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
January 1, 2000	$ 3,135	$ 19,314,677	$ (6,725,703)	$ (588,326)	$ 12,003,783

Net loss for the year	-	-	(10,156,713)	-	(10,156,713)
Foreign currency adjustment	-	-	-	(282,562)	(282,562)

Total comprehensive income					(10,439,275)

Share conversions	100	499,900	-	-	500,000

Shortfall on share conversions	-	(118,000)	-	-	(118,000)
December 31, 2000	$ 3,235	$ 19,696,577	$ (16,882,416)	$ (870,888)	$ 1,946,508
Net loss for the year	-	-	(1,371,492)	-	(1,371,492)
Foreign currency adjustment	-	-	-	(117,574)	(117,574)
Total comprehensive income					(1,489,066)
Share conversions (note 8(c))	100	499,900	-	-	500,000
Shortfall on share conversions (note 7)	-	(463,310)	-	-	(463,310)
Share issuance in settlement of long- term debt (notes 7 and 8(c))	375	304,312	-	-	304,687
Private Sale of common stock (note 8 (c))	1,428	498,572	-	-	500,000
Reverse stock split (note 8)	(3,854)	3,854	-	-	-
Stock options (note 8 (c))	1	682	-	-	683
Private sale of preferred stock (note 8 (c))	800	799,200	-	-	800,000
Compensation expense (note 9)	-	157,001	-	-	157,001
December 31, 2001	$2,085	$ 21,496,788	$ (18,253,908)	$ (988,462)	$ 2,256,503

Net loss for the year	-	-	(826,848)	-	(826,848)
Foreign currency adjustment	-	-	-	26,527	26,527

Total comprehensive income					(800,321)

Share issuance in settlement of shortfall on share
conversions (note 8 (c))	242	581,068	-	-	581,310

Private sale of preferred stock (note 8 (c))	115	114,885	-	-	115,000

Share issuance in settlement of
consulting fees (note 8(c))	58	61,196	-	-	61,254

Share issuance in settlement of
outstanding legal fees (note 8(c))	186	213,447	-	-	213,633
Share issuance in settlement of
outstanding payables (note 8 (c))	77	112,906	-	-	112,983

Compensation expense (note 9)	-	54,327	-	-	54,327
December 31, 2002	$ 2,763	$ 22,634,617	$ (19,080,756)	$ (961,935)	$ 2,594,689

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31
	2002	2001	2000
Cash flows from operating activities:
Net loss from continuing operations	$ (1,024,140)	$ (940,140)	$ (9,988,820)
Adjustments for:
Depreciation and amortization	89,690	116,361	495,105
Consulting fees	61,254	-	-
Compensation expense	25,281	68,735	-
Gain on forgiveness of long term debt	-	(1,195,123)	-
Deferred income taxes	-	684,996	-
(Reduction of ) provision for loan receivable	-	(288,102)	434,371
Write-off of intangibles	-	-	2,253,516
Write-off of deferred acquisition costs	-	-	123,168
Write-off of deferred financing costs	-	-	535,109
Write-down of inventory	-	-	1,861,681
Loss on disposal of equipment	13,034	-	3,470
Net change in operating working capital items (note 14)	(299,248)	677,840	6,712,943
Net cash (used for) provided by operating activities from	(1,134,129)	(875,433)	2,430,543
continuing operations
Discontinued operations:
Net loss from discontinued operations	(66,492)	(431,352)	(167,893)
Adjustments for:
Gain on sale of discontinued operations, net of cash received
in January 2003 (note 12)	(149,578)	-	-
Depreciation	3,281	6,591	954
Net change in operating working capital items (note 14)	239,289	(256,487)	17,216
Net cash provided by (used for) operating activities of discontinued operations	26,500	(681,248)	(149,723)
Net cash (used for) provided by operating activities	(1,107,629)	(1,556,681)	2,280,820
Cash flows from financing activities:
Increase (decrease) increase in bank indebtedness	494,771	605,819	(426,299)
Proceeds of loan payable to a director	250,000	-	-
Increase in deferred financing charges	-	-	(26,460)
Decrease in long term debt	-	-	(444,444)
Share issuance proceeds (note 8 (c))	115,000	1,300,683	-
(Increase) decrease in due from employees and affiliated company	(5,568)	37,187	(5,047)
Decrease in assets of discontinued operations	(27,903)	-	-
Other	16,824	-	278
Net cash provided by (used for) financing activities	843,124	1,943,689	(901,972)
Cash flows from investing activities:
Purchase of short-term deposit	(250,000)	(250,000)	-
Loan receivable	194,495	(177,739)	(1,052,169)
Proceeds of note receivable	180,839	-	-
Decrease (increase) in other assets	28,597	(20,742)	-
Additions to equipment and leasehold improvements	(20,161)	(39,151)	(114,471)
Proceeds on disposal of equipment	1,274	-	25,422
Decrease (increase) in other assets of discontinued operations	129,461	(110,891)	(26,115)
Net cash provided by (used for) investing activities	264,505	(598,523)	(1,167,333)
Net (decrease) increase in cash	-	(211,515)	211,515
Cash, beginning of year	-	211,515	-
Cash, end of year	$ -	$-	$ 211,515

See accompanying notes to Consolidated Financial Statements

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Grand Toys International, Inc., (the "Company"), a Nasdaq SmallCap listed Company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian and US operating subsidiaries, is the distribution of toys and related items.

  Significant accounting policies:

          Basis of presentation:

          The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern. The Company incurred operating losses in fiscal 2000 and 2001 primarily as a result of the loss of one of its major product lines and the reduced market demand for certain other products. In 2002, the company increased its credit facility, reduced its losses, and implemented a restructuring plan to return to profitability. As part of its restructuring plan, the Company has significantly reduced its operating costs, by closing one of its Canadian locations, sub-letting a portion of the Company's main facility and consolidating its U.S. operations into the Canadian subsidiary. In addition, the Company continues to add profitable new product lines, and focuses on strong retail sell-through. At this time, based on 2003 forecasts, the current credit facility appears to be sufficient to meet the company's financial needs.

          Although primarily due to the above noted reasons the Company has incurred a loss in 2002 and substantial doubt remains about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its return to profitable operations.

          Principles of consolidation:

          These consolidated financial statements, presented in US dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

          Revenue recognition:

          Sales are recognized at the time of shipment of products. The Company estimates liabilities and records provisions for customer allowances as a reduction of revenue, when such revenue is recognize.

          Inventory:

          Inventory is valued at the lower of cost, determined by the first in, first out method, and net realizable value. The only significant class of inventory is finished goods.

          Prepaid expenses:

          Prepaid expenses primarily include insurance, advances on inventory purchases and current portion of royalties and product development costs. Insurance costs are written off over the term of the respective policies.

          Prepaid royalties relate to licensing agreements for character properties. These contracts can extend up to three years. Total expense for the year ended December 31, 2002 is $311,082 (2001 - $252,506, 2000 - $250,523) and it is shown as royalty expense in the Statements of Operations.

          Other assets:

          Prepaid royalties against future sales are capitalized and written off over the term of the related agreements.

          Product development costs for proprietary product lines are capitalized and written off over a period of twenty-four months, the estimated life of a new product. If a product is abandoned, the related costs are written off immediately.

  Significant accounting policies, (continued):

        Equipment and leasehold improvements:

        Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation methods and annual rates adopted by the Company are as follows:

Asset	Method	Rate/period

Computer equipment	Declining balance	30%
Machinery and equipment	Declining balance	20%
Furniture and fixtures	Declining balance	20%
Trucks and automobiles	Declining balance	30%
Telephone equipment	Declining balance	30%
Leasehold improvements	Straight-line	Term of
		lease plus one
		renewal term

        Foreign currency translation:

    (i) Grand Toys Ltd., a wholly-owned Canadian subsidiary, uses the Canadian dollar as its functional currency and translates its assets and liabilities into US dollars at the exchange rates prevailing at the balance sheet date and sales, expenses and cash flows are translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

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

    Diluted earnings per share gives effect to all potentially dilutive common shares that existed at December 31, 2002.

    Advertising and promotion:

    All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the year is $337,310 (2001 - $637,661; 2000 - $720,556). These expenses include media and cooperative advertising and are shown as part of general and administrative expenses in the financial statements.

    Slotting fees are recorded as a deduction to gross sales. These fees are determined annually on a customer by customer basis.

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

  Significant accounting policies, (continued):

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
  Loan receivable:

The loan receivable is due from Limited Treasures Inc. ("Limited Treasures"), a company which was an acquisition target in 1999. The loan is secured by accounts receivable and inventory and personal guarantees of the shareholders of Limited Treasures. In 2000, the Company recorded a 50% provision or $434,371 against the loan because of difficulty in recovering the amount due (see note 10).

In June 2001, the Company was successful in obtaining judgment against Limited Treasures for $775,000 repayable over 42 months commencing June 30, 2001. Interest is charged at a rate of 9% per annum.

Details are as follows:

	2002	2001
Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per
month therafter	$548,720	$ 743,215
Less current portion	212,739	194,494
	$ 335,981	$548,721

  Prepaid expenses:

	2002	2001
Prepaid inventory	$16,580	$ 161,676
Royalties	141,067	269,327
Insurance	269,060	232,092
Other	27,244	35,502
	$453,951	$ 698,597

  Other assets:

	2002	2001
Prepaid royalties	$ 179,630	$ 387,630
Product development costs	5,605	79,951
	185,235	467,581
Less current portion, included in prepaid expenses	143,991	333,754
	$ 41,244	$ 133,827

  Equipment and leasehold improvements:

	2002		2001
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,214,122	$ 1,054,679	$ 1,213,935	$ 985,304
Machinery and equipment	449,837	418,560	445,821	406,881
Furniture and fixtures	459,682	437,709	448,201	426,947
Trucks and automobiles	77,461	76,935	76,722	75,977
Telephone equipment	48,595	40,183	42,486	37,499
Leasehold improvements	239,106	207,883	321,479	282,613
	$ 2,488,803	$ 2,235,949	$ 2,548,644	$ 2,215,221

Net book value	$ 252,854		$ 333,423

  Bank indebtedness:

  The Company has a line of credit to finance its inventory and accounts receivable providing for advances of up to $2,171,019 (Cdn$3,425,000). An additional amount of $47,541 (Cdn$75,000) was advanced in 2001 to the Company based on the value of certain of its equipment. The receivable loan has a discount fee of 2% and both the inventory loan and the equipment loan bear interest at Canadian prime plus 7.5%. The latter is being repaid through monthly capital repayments of $1,190 (Cdn$1,875). The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

  The loan is secured by a first ranking movable hypothec in the principal amount of $2,500,000 (Cdn $4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.

  The Company had approximately $554,784 of credit available as at December 31, 2002.

  There are no debt covenants or cross-default provisions.

  Long term debt and Series A cumulative redeemable preferred shares:

  In connection with the acquisition by a subsidiary in 1999 of all the assets of Ark Foundation LLC, the Company issued 200,000 non-voting Series A convertible preferred shares having a stated value of $5.00 per share or $1,000,000 in total and an interest bearing promissory note of the subsidiary in the principal amount of $1,500,000. The note was secured by the pledge of 93,750 shares of the Company's common stock. In 2000, the Company terminated the operations of the subsidiary after it was determined that it was not financially viable and recognized the permanent impairment in the value of goodwill and intangibles of $2,253,516 (see note 10).

  As a result of the cessation of the subsidiary's business, it ceased making the interest payments required under the note. As a result of the default by the subsidiary, the holder of the note caused the 93,750 pledged shares to be registered in its name in February 2001. As a result of these events, the company eliminated the liability associated with the promissory note in June 2001, and recognized $1,195,123 as a gain on forgiveness of long term debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares.

  The Series A shares rank senior to the common stock. The Series A shares have a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash, contingent upon company declaration. The Series A shares were redeemable and convertible at determinable prices on determinable dates. The Series A shares were convertible into shares of the Company's common stock on a one for one basis. Beginning on January 1, 2000, a maximum of 12,500 shares may be converted during any six month period. If upon conversion, the market value of the common stock of the company was less than $5.00 per share, the Company was obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

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

  There are no debt covenants or cross-default provisions.

  Capital stock:

The number of common shares has been adjusted for transactions that occurred prior to September 4, 2001, to give effect to the one-for-four reverse stock split, which reduced the number of outstanding common shares to 1,284,619 at that date.

    Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. There are no shares issued and outstanding at December 31, 2002.

    Each Series B preferred share will automatically be converted, upon approval by the stockholders, into one share of the Company's common stock at an exercise price of $1.00 per share and a warrant to purchase three shares of the Company's common stock at an exercise price of $0.01 per share.

    Share transactions:

• January 2001

50,000 Series A preferred shares were converted to 12,500 common shares, increasing capital stock by $50.

• February 2001

In satisfaction of the full payment of the long-term debt, referred in note 7, 93,750 common shares were issued, increasing capital stock by $375.

• March 2001

As a result of a private sale of common stock by the Company, 357,143 common shares and 357,143 warrants were issued, increasing capital stock by $1,428.

• August 2001

50,000 Series A preferred shares were converted to 12,500 common shares, increasing capital stock by $50.

• November 2001

500 options were exercised for total proceeds of $683, increasing the number of common shares outstanding by 500 and capital stock by $1.

• December 2001

As a result of a private sale of convertible preferred stock by the Company, 915,000 convertible preferred shares were issued for a total consideration of $915,000, of which $115,000 was unpaid at year-end. This transaction increased capital stock by $800.

  Capital stock, (continued):

    January 2002

115,000 shares of Series B convertible redeemable preferred stock were issued pursuant to the December 2001 private sale of convertible preferred stock for a total consideration of $115,000, increasing capital stock by $115.

    February 2002

As a result of the settlement of the outstanding shortfall on share conversions, 242,213 common shares were issued, increasing capital stock by $242.

    June 2002

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

    July 2002

57,787 common shares were issued, on settlement of consulting fees, increasing capital stock by $58185,768 common shares were issued in partial satisfaction for outstanding legal fees, increasing capital stock by $186.

    October 2002

10,144 shares were issued as a result of the settlement of an outstanding payable, increasing capital stock by $10

    December 2002

66,667 shares were issued as a result of the settlement of an outstanding payable, increasing capital stock by $67

      A summary of the number of shares of common stock outstanding and share transactions since January 1, 2001 is as follows:

  Capital stock, (continued):

January 1, 2001	808,726
Share issuance on settlement of long-term debt (notes 7 and 8 (c))	93,750
Share conversions (note 8 (c))	25,000
Private sale (note 8 (c))	357,143
Stock options (note 8 (c))	500
December 31, 2001	1,285,119
Share issuance on settlement of shortfall on share conversion	242,213
Share issuance related to private placement	915,000
Share issuance on settlement of consulting fees	57,787
Share issuance on settlement of outstanding liabilities	262,579
December 31, 2002	2,762,698

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

  Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2000	1,350	43,875	55,000	100,225	$ 15.21

Reclassified	500	(500)	-	-	-
Granted	134,893	-	-	134,893	6.96
Cancelled	(400)	(5,000)	-	(5,400)	27.96
December 31, 2000	136,343	38,375	55,000	229,718	9.22

Granted	1,000	198,500	357,143	556,643	1.82
Exercised	(500)	-	-	(500)	1.37
Cancelled	(2,750)	-	-	(2,750)	3.63
December 31, 2001	134,093	236,875	412,143	783,111	$ 3.72

Granted	89,625	20,000	2,745,000	2,854,625	0.03
Cancelled	(98,783)	(60,875)	-	(159,658)	9.07
Options outstanding
at December 31, 2002	124,935	196,000	3,157,143	3,478,078	$ 0.46
Options exercisable
at December 31, 2002	7,575	126,000	55,000	188,575	$ 3.26

  The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number	Weighted-average Exercise price	Weighted-average remaining contractual life (yrs)	Number	Weighted-average Exercise price

$0.01 - $1.96	3,079,685	$0.12	8.89	171,075	$ 0.98
$2.12 - $2.99	381,893	2.12	1.73	1,000	2.83
$5.62 - $11.00	1,000	7.78	7.57	1,000	7.78
$16.00 - $87.60	15,500	28.13	5.36	15,500	28.13

	3,478,078	$0.46	8.09	188,575	$ 3.26

  Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro-forma losses utilizing the fair value assumptions noted below for the years 2002, 2001 and 2000 would be $4,988,982, $1,831,049 and $10,347,760, respectively. Furthermore, pro-forma loss per share would be $2.42, $1.55 and $12.90, respectively.

  The fair value for options granted to employees and non-employees was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.63% (2.57% in 2001, and 5.19% in 2000) volatility factor of the expected market price of the Company's common stock of 149% (154% in 2001 and 164% in 2000) and a weighted average expected life of the option of 3 years, (3 years in 2001 and 2000), with no dividends. The weighted-average grant date fair values of options and warrants granted in 2002, 2001 and 2000 are $1.47, $1.14 and $0.37, respectively.

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

  For most options outstanding at the time of the reverse stock split, modifications were made to the exercise price and to the number of shares, such that the option holder's economic position be maintained. However, certain warrants issued by the Company were designed so that only their exercise price be modified in the case of stock splits or stock combinations. This modification resulted in additional compensation expense being recorded in the financial statements in the amount of $37,340 in 2001.

  Modifications were also made in 2001 to reduce the exercise price of certain awards. Compensation expense of $31,396 was recorded as a result of the changes made to the terms of these awards. The entire amount of $88,266 was capitalized as part of prepaid royalties and will be written off over the term of the related agreements.

  In 2002, compensation expense in the amount of $35,200 was recorded relating to options granted to a non-employee.

    Unusual items:

  Unusual items are comprised of the following:

	2002	2001	2000
(Reduction of) provision for a lawsuit	$ -	$ (550,000)	$ 550,000
(Reduction of) provision for loan receivable (note 2)	-	(288,102)	434,371
Settlement of lawsuit by lessor of certain real estate	-	-	264,000
Write-off intangibles (note 7)	-	-	2,253,516
Write-off of deferred acquisition costs	-	-	123,168
	$ -	$ (838,102)	$ 3,625,055

  Included in other interest expense in 2000, representing an additional unusual item is $747,828 of amortization and write-off of deferred financing costs.

    Income taxes:

(a) Income tax recovery (expense) consists of:

	Current	Deferred	Total
Year ended December 31, 2000:
US	$ (12,308)	$-	$ (12,308)
Canada	776,269	-	776,269
	$ 763,961	$-	$ 763,961

Year ended December 31, 2001:
US	$ (13,713)	$ (185,411)	$ (199,124)
Canada	309,345	-	309,345
	$ 295,632	$ (185,411)	$ 110,221
Year ended December 31, 2002:
US	$ 14,106	$ -	$ 14,106
Canada	-	-	-
	$ 14,106	$ -	$ 14,106

  Income taxes, (continued):

(b) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	2002	2001	2000
	(%)	(%)	(%)

U.S. Federal statutory tax rate	35%	35.0	35.0

Changes to US tax rate resulting from:
Expenses producing no tax benefit	3.6	2.8	0.8
Tax benefit of utilization of loss carryforward	(21.6)	-	(20.9)
Reversal of excess provision	-	(8.1)	-
Other	(17.0)	(24.6)	(7.8)
	-	(32.7)	(27.9)

Effective tax rate	-	5.1	7.1

The Company has not provided for income taxes on foreign subsidiaries' undistributed earnings as of December 31, 2002 because the investments in the foreign subsidiaries are essentially permanent in duration.

(c) The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2002 are presented below:

	2002	2001
Non-current:
Net operating loss carry
forwards	$ 6,728,901	$ 6,838,791
Valuation allowance	(6,728,901)	(6,838,791)

Total net deferred tax asset	$ -	$ -

The valuation allowance decreased in 2002 by $109,890 due to the utilization of losses by the Canadian subsidiary net of the current year's loss (2001 increase of $1,581,364).

As of December 31, 2002, the Company has $ 11,335,000 (2001 - $ 10,740,000) of net operating losses available for tax purposes to reduce future taxable income in the United States, beginning to expire in 2009.

The Company's Canadian subsidiary has approximately $4,100,000 (Cdn$6,400,000) (2001-$4,650,000 (Cdn$7,200,000) of losses carried forward, which can be used to reduce future taxable income.

These losses expire as follows:

2007	$ 2,700,000
2008	$ 1,400,000

    The Company's Canadian subsidiary has received a re-assessment from the taxation authorities of approximately $92,000 (Cdn. $145,000) relating to employee training tax of a prior year. Management believes it has strong arguments against the re-assessment and will file a notice of objection. Should the company be successful with its notice of objection, it potentially could recover an amount of $280,000 (Cdn.$442,000) of other payroll taxes relating to the same item. No provision has been recorded for this item in the financial statements.

  Discontinued operations:

  On June 14, 2002, the Company sold its investment in its wholly-owned subsidiary, Sababa Toys inc. ("Sababa") to the subsidiary's management for $1,065,716. Consideration received by the Company was a promissory note secured by the shares of Sababa.

  The promissory note will be repaid from the excess cash after collecting the existing accounts receivable and selling inventories, net of existing liabilities as at June 14, 2002; 10% of net sales of inventories acquired after the date of sale; and any balance owing will be due on June 30, 2005.

  The Company recorded a gain on the sale of $761,584 of which $497,800 has been deferred and will be recorded in the statement of operations as cash is collected on the promissory note. Included in the gain of $263,784 recognized in the statement of operations is an amount of $114,206 earned in the three months ended December 31, 2002.

  The assets and liabilities of Sababa, together with the sales and expenses for the period to June 14, 2002 and the comparative figures for the year ended December 31, 2001 and the four months ended December 31, 2000 have been classified as discontinued operations.

  Assets of Sababa consisted of the following:

	June 14, 2002	December 31, 2001

Net current assets:
Accounts receivable	$ 206,554	$ 203,158
Inventory	167,244	465,676
Prepaid expenses and deposits	77,619	83,269
Accounts payable and accrued liabilities	(284,442)	(485,275)
	$ 166,975	$266,828

Non-current assets:
Prepaid development costs	$ 62,722	$ 102,852
Furniture and equipment	25,971	26,852
	$ 88,693	$129,461

  Details of the statement of operations of Sababa are as follows:

	2002	2001	2000
	(6 months)	(12 months)	(4 months)
Net sales	$ 536,120	$ 609,232	$ 1,500
Cost of goods sold	238,979	318,598	13,704
	297,141	290,634	(12,204)
Expenses:
Operating	$ 359,736	$ 715,439	$ 154,735
Depreciation	3,281	6,591	954
Interest	616	(44)	-
	363,633	721,986	155,689

Net loss	$ (66,492)	$(431,352)	$ (167,893)

  Earnings per share:

Income (numerator)	Shares (denominator)	Per Share Amount

December 31, 2000
Basic EPS
Loss from continuing operations	$ (10,020,070)	$ 801,946	$ (12.49)
Loss from discontinued operations	(167,893)	801,946	(0.21)
Loss applicable to common
stockholders	(10,187,963)	801,946	(12.70)

Diluted EPS
Loss from continuing operations	(10,020,070)	801,946	(12.49)
Loss applicable to common
stockholders and assumed
conversions	(10,187,963)	801,946	(12.70)

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2001

Basic EPS
Loss from continuing operations	$ (1,635,678)	1,183,992	$ (1.38)
Extraordinary item	695,538	1,183,992	0.59
Loss from discontinued operations	(431,352)	1,183,992	(0.37)
Loss applicable to common
stockholders	(1,371,492)	1,183,992	(1.16)

Diluted EPS
Loss from continuing operations	(1,635,678)	1,183,992	(1.38)
Loss from discontinued operations	(431,352)	1,183,992	(0.37)
Extraordinary item	695,538	1,183,992	0.59
Loss applicable to common
stockholders and assumed
conversions	(1,371,492)	1,183,992	(1.16)

  Earnings per share, (continued):

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2002
Basic EPS
Loss from continuing operations	$ (1,024,140)	$ 2,064,465	$ (0.50)
Net gain on discontinued operation	197,292	2,064,465	(0.10)
Loss applicable to
common stockholders	(826,848)	2,064,465	(0.40)

Diluted EPS
Loss from continuing operations	(1,024,140)	2,064,465	(0.50)
Net gain from discontinued operation	197,292	2,064,465	0.10
Loss applicable to
common stockholders
and assumed conversions	(826,848)	2,064,465	(0.40)

Options and warrants to purchase 3,478,078 shares (2001- 783,111) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Changes in operating working capital items:

	2002	2001	2000

Continuing operations:
(Increase) decrease in accounts receivable	$(674,761)	$ 238,92	$6,584,004
Decrease in inventory	236,619	528,114	2,058,123
Decrease (increase) in income taxes receivable	145,752	302,067	(469,707)
Decrease (increase) in prepaid expenses	238,221	159,509	(264,309)
Increase in trade accounts payable	(288,999)	(48,611)	(550,638)
Increase in other accounts payable and accrued liabilities	37,284	50,264	33,965
Decrease in provision for lawsuit	-	(550,000)	-
Increase (decrease) in royalties payable	6,636	(2,424)	21,433
Decrease in income taxes payable	-	-	(699,928)
	$(299,248)	$ 677,840	$6,712,943

	2002	2001	2000

Discontinued operations:
Decrease (increase) in accounts receivable	$ 203,158	$ (203,158)	$-
Decrease (increase) in inventory	465,676	(465,676)	-
Decrease (increase) in prepaid expenses and deposits	83,269	(68,780)	(14,490)
(Decrease) increase in accounts payable
and accrued liabilities	(512,814)	481,127	31,706
	$ 239,289	$ (256,487)	$ 17,216

  Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2003	$ 272,000
2004	267,000
2005	263,000
2006	262,000
2007	255,000
$ 1,319,000

Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $186,472, $243,000 and $526,000 respectively. Rent expense in 2002 is net of revenue from a sub-lease of $107,255.

  Contingencies:

  (a) Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

  (b) The Company's Canadian subsidiary, is contingently liable for an outstanding letter of credit of $500,000 as at December 31, 2002. The short-term deposit has been pledged as collateral for this letter of credit.

  To increase the short-term deposit to the required level, the Company borrowed $250,000 from a director. The loan bears interest at 6% per annum and is payable on demand.

  Employee benefit plans:

  The Company has a defined contribution group retirement savings plan for its Canadian employees. The Company contributes to this plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Cdn.$3,000 per employee. During the year, the Company contributed approximately $12,000 (2001 - $17,000; 2000 - $20,000) to the retirement savings plan for its Canadian employees.

  Segment information:

    Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items. Approximately 97% of total sales are to Canadian customers. The majority of long-lived assets are located in Canada.

  Other information:

		2002		2001		2000
	Revenue	%	Revenue	%	Revenue	%
Customer A	$4,072,000	33	$ 3,111,000	35	$ 2,404,000	20
B	2,098,000	17	978,000	11	2,043,000	17
C	1,234,000	10	978,000	11	2,043,000	17
D	617,000	5	622,000	7	1,442,000	12
E	494,000	4	267,000	3	481,000	4
All other	3,824,930	31	2,322,335	33	3,603,385	30
	$12,339,930	100	$ 8,278,335	100	$ 12,016,385	100

  Segment information, (continued)

  Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 75% of gross sales for 2002. The Company's two largest suppliers accounted for 60% and 49% of gross sales for 2001 and 2000 respectively.

  Related party transactions:

  During the year, the Company paid $66,238 (2001 - $67,184) in consulting fees to two shareholders.

  Financial instruments:

    Foreign currency risk management:

    From time to time the Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US dollars in the future at predetermined exchange rates. The contracts are not used for trading purposes. The Company's policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season. Gains and losses on forward exchange contracts are recorded in income and generally offset transaction gains or losses on the foreign currency cash flows.

    At December 31, 2002, the Company had no contracts to purchase US dollars.

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

    Credit risk and economic dependence:

For the year ended December 31, 2002, approximately 69% (December 2001 - 67%; 2000 - 69%) of the Company's sales were made to five unrelated companies. Three customers representing approximately 60% (December 2001 - 57%; 2000 - 53%) of total sales, individually accounted for 10% or more (2001 - 10%; 2000 - 17%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Interest rate risk:

The company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

  Supplemental disclosure of cash flow information:

2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 80,030	$ 47,271	$ 109,800
Income taxes	14,106	29,800	467,900
Non-cash transactions:
Share conversions	-	500,000	500,000
Shortfall on share conversions	-	463,310	118,000
Share conversions in settlement of
outstanding legal fees	213,633	-	-
Reduction in shortfall on share conversion
through the insurance of common stock	581,310	-	-
Share conversions in settlement of
outstanding payables	112,983	-	-