Form 10-Q
period 2003-03-31
GRAND TOYS INTERNATIONAL INC
filed 2003-05-15
CIK 814463

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Yes X No _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of May 15, 2003: 2,762,698.

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended March 31, 2003

ITEMS IN FORM 10 - Q	PAGE

Part I - Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	2-3
Consolidated Statements of Operations For The Three Month Period ended March 31, 2003 and 2002	4
Consolidated Statements of Stockholders' Equity and ComprehensiveIncome For the Three Month Period ended March 31, 2003	5
Consolidated Statements of Cash Flows For The Three Month Period ended March 31, 2003 and 2002	6

Notes to Consolidated Financial Statements	7-18

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	19-24
Item 3. Quantitative and Qualitative Disclosures About Market Risks	24
Item 4. Controls and Procedures	24

Part II - Other Information

Item 1. Legal proceedings	25
Item 2. Changes in Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26-27

Certifications	28-31

GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	March 31, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Short-term deposit (note 13(b))	$ 500,000	$ 500,000
Accounts receivable (net of allowance for
doubtful accounts of $13,626; 2002 - $12,677)	2,024,401	1,866,110
Current portion of loan receivable (note 2)	217,562	212,739
Due from employees and affiliated company	7,708	7,595
Inventory	1,767,628	1,148,220
Prepaid expenses (note 3)	483,091	453,951
Total current assets	5,000,390	4,188,615

Note receivable (note 9)	706,638	884,877

Loan receivable (note 2)	279,749	335,981

Other assets (note 4)	32,366	41,244

Equipment and leasehold improvements, net (note 5)	253,527	252,854

Total assets	$ 6,272,670	$ 5,703,571

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets
	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$ 1,277,366	$ 1,130,745
Trade accounts payable	715,905	880,028
Other accounts payable and accrued liabilities	429,211	335,157
Loan payable to a director (note 13(b))	253,699	250,000
Royalties payable	34,264	15,052
Income taxes payable	1,827	-
Total current liabilities	2,712,272	2,610,982

Deferred gain (note 9)	394,798	497,800

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,762,698 shares issued and outstanding	2,763	2,763
	2,763	2,763
Additional paid-in capital	22,637,260	22,634,617
Deficit	(18,627,674)	(19,080,756)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(846,849)	(961,935)
	3,165,500	2,594,689

Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders' equity	$ 6,272,670	$ 5,703,571

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations, (Unaudited)

For the three months ended March 31,

	2003	2002
Net sales	$ 2,951,095	$ 2,262,806

Cost of goods sold	1,689,518	1,445,271
Gross profit	1,261,577	817,535

Operating expenses:
General and administrative	572,856	781,718
Salaries and fringe benefits	294,702	447,744
Royalties	69,895	49,822
Bad debt expense	10,601	16,745
Depreciation and amortization	16,419	21,704
Foreign exchange (gain) loss	(59,144)	14,984
Interest expense	20,737	24,847
Interest revenue	(14,894)	(17,158)
	911,172	1,340,406
Earnings (loss) before income taxes	350,405	(522,871)

Income taxes expense:	(325)	(15,825)

Earnings (loss) from continuing operations	350,080	(538,696)

Discontinued operations:
Gain on sale of discontinued operations	103,002	-
Loss from discontinued operations	-	(31,768)

Net earnings (loss)	$ 453,082	$ (570,464)

Earnings (loss) per share (note 10):

Continuing operations:
Basic	$ 0.13	$ (0.39)
Diluted	0.06	(0.39)

Discontinued operations:
Basic	0.03	(0.03)
Diluted	0.02	(0.03)

Net earnings (loss):
Basic	0.16	(0.42)
Diluted	$ 0.08	$ (0.42)

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2003	$2,763	$22,634,617	$(19,080,756)	$(961,935)	$2,594,689

Net earnings for the period			453,082		453,082
Foreign currency adjustment				115,086	115,086

Total comprehensive income					568,168

Compensation expense		2,643			2,643
March 31, 2003	$2,763	$22,637,260	$(18,627,674)	$ (846,849)	$3,165,500

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)

For the three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$ 350,080	$ (538,696)
Adjustments for:
Depreciation and amortization	16,419	21,704
Compensation expense	930	(6,183)
Net change in operating working capital
items (note 11)	(686,355)	(172,082)
Net cash used for operating activities from
continuing operations	(318,926)	(695,257)
Discontinued operations:
Net loss from discontinued operations	-	(31,768)
Adjustments for:
Depreciation	-	1,607
Net change in operating working capital items (note 11)	-	51,055
Net cash provided by operating activities of
discontinued operations	-	20,894
Net cash used for operating activities	(318,926)	(674,363)

Cash flows from financing activities:
Increase in bank indebtedness	97,198	353,871
Decrease in loan payable to a director	(14,570)	-
Decrease in due from employees and affiliated company	442	182
Share issuance proceeds (note 7 (c))	-	115,000
Other	(2,318)	308
Net cash provided by financing activities	80,752	469,361

Cash flows from investing activities:
Loan receivable	51,409	47,001
Proceeds of note receivable	178,239	-
Decrease in other assets	9,056	154,364
Decrease in other assets of discontinued operations	-	14,718
Additions to equipment and leasehold improvements	(530)	(11,081)
Net cash provided by investing activities	238,174	205,002
Net change in cash, being cash at end of year	$ -	$ -

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

Grand Toys International, Inc., a Nasdaq SmallCap listed Company, is organized under the laws of the State of Nevada. Its principal business activity, through its wholly-owned Canadian subsidiary, is the distribution of toys and related items.

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

  Prepaid royalties relate to licensing agreements for character properties. These licensing agreements can extend up to three years. Total expense for the period ended March 31, 2003 was $69,895 (2002 - $49,822) and it is shown as royalty expense in the Statements of Operations.

  Other assets:

  Prepaid royalties are capitalized and written off over the term of the related agreements.

  Product development costs for proprietary product lines are capitalized and written off over a period of twenty-four months, the estimated life of a new product. If a product is abandoned, the related costs are written off immediately.

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Unaudited Consolidated Financial Statements

  1. Significant accounting policies (continued):

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

    Diluted earnings per share give effect to all potentially dilutive common shares that existed at March 31, 2003.

  Advertising and Promotion:

All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the period ended March 31, 2003 and 2002 were $104,779 and $208,333. These expenses include media and cooperative advertising and are shown as part of general and administrative expenses in the financial statements.

Slotting fees are recorded as a deduction to gross sales. These fees are determined annually on a customer by customer basis.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

1. Significant accounting policies (continued):

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
  Loan receivable:

The loan receivable is due from Limited Treasures Inc. ("Limited Treasures"). The loan is secured by accounts receivable and inventory and personal guarantees of the shareholders of Limited Treasures.

In June 2001, the Company was successful in obtaining judgment against Limited Treasures for $775,000 repayable over 42 months commencing June 2001, ending May 2005. Interest is charged at a rate of 9% per annum.

Details are as follows:

	March 31, 2003	December 31,2002
Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per
month therafter	$ 497,311	$548,720
Less current portion	217,562	212,739
	$ 279,749	$335,981

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Prepaid expenses:

	March 31, 2003	December 31,2002
Prepaid inventory	$99,447	$16,580
Royalties	121,847	141,067
Insurance	167,649	269,060
Other	94,148	27,244
	$483,091	$453,951

  Other assets:

	March 31, 2003	December 31,2002
Prepaid royalties	$152,114	$179,630
Product development costs	5,238	5,605
	157,352	185,235
Less current portion, included in prepaid expenses	124,986	143,991
	$32,366	$41,244

  Equipment and leasehold improvements:

	March 31, 2003		December 31, 2002
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,305,364	$ 1,146,338	$ 1,214,122	$ 1,054,679
Machinery and equipment	481,319	450,679	449,837	418,560
Furniture and fixtures	493,389	471,302	459,682	437,709
Trucks and automobiles	83,256	82,731	77,461	76,935
Telephone equipment	51,796	43,405	48,595	40,183
Leasehold improvements	256,991	224,133	239,106	207,883
	$ 2,672,115	$ 2,418,588	$ 2,488,803	$ 2,235,949

Net book value	$ 253,527		$ 252,854

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Unaudited Consolidated Financial Statements

  Bank indebtedness:

The Company has a line of credit to finance its inventory and accounts receivable providing for advances of up to $2,333,452 (Cdn$3,425,000). An additional amount of $51,098 (Cdn$75,000) was advanced in 2001 to the Company based on the value of certain of its equipment. The receivable loan has a discount fee of 2% and both the inventory loan and the equipment loan bear interest at Canadian prime plus 7.5%. The latter is being repaid through monthly capital repayments of $1,277 (Cdn$1,875). The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

The loan is secured by a first ranking movable hypothec in the principal amount of $2,725,200 (Cdn $4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.

The Company had approximately $673,371 of credit available as at March 31, 2003.

There are no debt covenants or cross-default provisions.

  Capital stock

    Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. There are no shares issued and outstanding at March 31, 2003.

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

    July 2002

57,787 common shares were issued, on settlement of consulting fees, increasing capital stock by $58.

185,768 common shares were issued in partial satisfaction for outstanding legal fees, increasing capital stock by $186.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Capital stock, (continued):

    October 2002

10,144 shares were issued as a result of the settlement of an outstanding payable, increasing capital stock by $10.

    December 2002

66,667 shares were issued as a result of the settlement of an outstanding payable, increasing capital stock by $67.

    A summary of the number of shares of common stock outstanding and share transactions since January 1, 2002 is as follows:

January 1, 2002	1,285,119
Share issuance on settlement of shortfall on share conversion	242,213
Share issuance related to private placement	915,000
Share issuance on settlement of consulting fees	57,787
Share issuance on settlement of outstanding liabilities	262,579
December 31, 2002	2,762,698
March 31, 2003	2,762,698

  Stock options and warrants:

The Company's amended and restated employee stock option plan (the "Option Plan") provides for the issuance of up to 300,000 options to acquire common stock of the Company. Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Under the option plan, the exercise price of each option granted has been equal to the market price of the Company's stock on the grant date, and an option's maximum term is ten years.

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2003	124,935	196,000	3,157,143	3,478,078	$ 0.46

Granted	875	-	-	875	1.98
March 31, 2003	125,810	196,000	3,157,143	3,478,953	$ 0.47

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

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

As of June 14, 2002, the Company recorded a gain on the sale of $761,584, of which $612,006 was deferred. At December 31, 2002, $497,800 had been deferred and $263,784 was recorded in the statement of operations since cash was collected on the promissory note. At March 31, 2003, the deferred gain was $394,798. The gain of $103,002 recognized in the statement of operations is the amount earned in the three months ended March 31, 2003.

The statement of operations for Sababa for the three months ended March 31, 2002 has been classified as discontinued operations..

Details of the statement of operations of Sababa are as follows:

2002
(3 months)
Net sales	$ 298,879
Cost of goods sold	134,559
Gross profit	164,320

Expenses:
Operating	194,1855
Depreciation	1,607
Interest income	(29)
195,763

Loss before income taxes	(31,443)

Income tax expense	325
Net loss	$ (31,768)

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended March 31, 2003
Basic EPS
Earnings from continuing operations	$ 350,080	2,762,698	$0.13
Earnings from discontinued operations	103,002	2,762,698	0.03
Earnings applicable to common
stockholders	453,082	2,762,698	0.16

Diluted EPS
Earnings fom continuing operations	$ 350,080	5,589,446	$0.06
Earnings from discontinued operations	103,002	5,589,446	0.02
Earnings applicable to common
stockholders and assumed
conversions	453,082	5,589,446	0.08

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended March 31, 2002
Basic and Diluted EPS
Loss from continuing operations	$ (538,696)	$1,373,930	$ (0.39)
Loss from discontinued operations	(31,768)	1,373,930	(0.03)
Loss applicable to common
stockholders	$ (570,464)	$1,373,930	$ (0.42)

  Options and warrants to purchase 453,768 shares (2002 - 776,578) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Unaudited Consolidated Financial Statements

  Changes in operating working capital items:

For the three months ended March 31,
	2003	2002

Continuing operations:
(Increase) in accounts receivable	$ (22,688)	$ (59,070)
(Increase) in inventory	(525,930)	(201,896)
Decrease in income taxes recoverable	-	146,644
(Increase) decrease in prepaid expenses	(14,964)	3,478
(Decrease) in trade accounts payable	(215,909)	(71,591)
Increase in other accounts payable and accrued liabilities	72,710	5,882
Increase in royalties payable	18,652	1,979
Increase in income taxes payable	1,774	2,492
	$ (686,355)	$ (172,082)

For the three months ended March 31,
	2003	2002

Discontinued operations:
Increase in accounts receivable	$ -	$ (58,088)
Decrease in inventory	-	110,127
Decrease in prepaid expenses and deposits	-	26,416
Decrease in trade accounts payable	-	(60,662)
Increase in royalties payable	-	33,262
	$ -	$ 51,055

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2003	$ 215,000
2004	277,000
2005	273,000
2006	273,000
2007	265,000
$1,303,000

  Rent expense for the period ended March 31, 2003, and 2002 amounted to approximately $32,788 and $25,845 respectively.

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Unaudited Consolidated Financial Statements

  Contingencies:

    Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

  The Company's Canadian subsidiary is also contingently liable for an outstanding letter of credit of $500,000 as at March 31, 2003. The short-term deposit has been pledged as collateral for this letter of credit.

To increase the short-term deposit to the required level, the Company borrowed $250,000 from a director. The loan bears interest at 6% per annum and is payable on demand.

  Segment information:

  Operating and geographic information:

  The Company operates primarily in one segment which includes the distribution of toys and related items. Approximately 98% of total sales are to Canadian customers. The majority of long-lived assets are located in Canada.
  Other information:

	March 31, 2003		March 31, 2002
	Revenue	%	Revenue	%
Customer A	$ 737,800	25	$ 1,018,300	45
B	590,200	20	271,600	12
C	206,600	7	90,500	4
D	147,600	5	67,900	3
E	118,000	4	67,900	3
All other	1,150,895	39	746,606	33
	$ 2,951,095	100	$ 2,262,806	100

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 77% of gross sales for the quarter ended March 31, 2003. The Company's two largest suppliers accounted for 66% of gross sales for the quarter ended March 31, 2002.

  Related party transactions:

During the period, the Company paid $21,204 (2002 - $19,524) in consulting fees to two shareholders.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Financial instruments:

  Foreign currency risk management:

  From time to time the Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US dollars in the future at predetermined exchange rates. The contracts are not used for trading purposes. The Company's policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season. Gains and losses on forward exchange contracts are recorded in income and generally offset transaction gains or losses on the foreign

  At March 31, 2003, the Company had no contracts to purchase US dollars.

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

  Credit risk and economic dependence:

For the period ended March 31, 2003, approximately 61% (December 2002 - 69%; 2001 - 67%) of the Company's sales were made to five unrelated companies. Three customers representing approximately 52% (December 2002 - 60%; 2001 - 57%) of total sales, individually accounted for 7% or more (2002 - 10%; 2001 - 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Interest rate risk:

The company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at a floating rate.

  Supplemental disclosure of cash flow information:

For the three months ended March 31
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 20,737	$ 24,847
Income taxes	325	15,825
Non-cash transactions:
Reduction in shortfall on share conversion
through the insurance of common stock	-	581,310

GRAND TOYS INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this 10-Q and the December 31, 2002 Annual Report.

Overview

Forward-looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements. Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Company's fiscal 2002 Form 10-K and in other reports filed with the Securities and Exchange Commission.

In the Company's audited financial statements for the years ended December 31, 2002, and 2001, the Company recognized that it had certain issues which raised substantial doubt about the Company's ability to continue as a going concern. The reasons cited were the Company's recurring losses. This was noted in KPMG's audit report on those financial statements. In 2002, the Company increased its credit facility, reduced its losses, and implemented a restructuring plan to return to profitability.

As part of its restructuring plan, the Company has significantly reduced its operating costs, by closing one of its Canadian locations, sub-letting a portion of the Company's main facility and consolidating its U.S. operations into the Canadian subsidiary. In addition, the Company continues to add profitable new product lines, and focuses on strong retail sell-through. At this time, based on 2003 forecasts, the current credit facility appears to be sufficient to meet the Company's working capital needs. For the first quarter of 2003, the Company is reporting a profit as a result of the implementation of its restructuring efforts.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Three Months Ended March 31,
	2003	2002
	%	%
Net sales	100.00	100.00
Cost of goods sold	57.25	63.87
Gross profit	42.75	36.13
Operating expenses:
General and administrative	19.41	34.55
Salaries and fringe benefits	9.99	19.79
Royalties	2.37	2.20
Bad debt expense	0.36	0.74
Depreciation and amortization	0.56	0.96
Foreign exchange (gain) loss	(2.00)	0.66
Interest expense	0.70	1.10
Interest revenue	(0.50)	(0.76)
Total operating expenses	30.89	59.24
Earnings (loss) before income taxes	11.86	(23.11)

Earnings (loss) from continuing operations	11.86	(23.81)
Discontinued operations:
Gain on sale of discontinued operations	3.49	-
Loss from discontinued operations	-	(1.4)

Net earnings (loss)	15.35	(25.21)

GRAND TOYS INTERNATIONAL, INC.

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002:

Net Earnings:

Net earnings for the first quarter of 2003 were $453,082, or $0.16 per share, as compared to a net loss of $570,464, or $0.42 per share, for the first quarter of 2002.

Net earnings increased by $1,023,546 as a result of increases in net sales, gross margins, reduction in expenses and the recognition of a gain on discontinued operations. Without this gain, the Company would have net earnings of $350,080 or $0.13 per share.

Net Sales:

Net sales increased for the first three months of 2003 by $688,289, or by 30.42%, to $2,951,095 from $2,262, 806 for the first quarter of 2002. During the quarter, gross profit also increased as a result of the Company's emphasis on profitable sales and tighter inventory control, from 36.13% in 2002 to 42.75% in 2003, a 6.62% increase.

The increase in the current quarter is due to the AstroJax, Spider-Man, Hulk, and Marvel Legends product lines.

Gross Profit:

Gross profit for the Company increased during the first three months of 2003 by $444,042 compared to the prior quarter. As a percentage of sales, gross profit increased from 36.13% in the first quarter of 2002 to 42.75% in the first quarter of 2003.

Gross profit increased as a result of the sales and product mix in the first quarter 2003, which is primarily due to the addition of higher margin product lines. The Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control further contributed to this increase in gross margins.

General and Administrative Expenses:

The decrease of 27% in general and administrative expenses of $208,862 to $572,856, in the first quarter of 2003, from $781,718 in the first quarter, of 2002, was due to an overall decrease in overhead accounts as a result of the restructuring plan implemented in 2002.

Expense reductions were realized in overhead expenses as a result of the closure of the Company's two locations in 2002. Travel and entertainment expenses were reduced as a result of head count reductions.

Salaries and Fringe benefits:

As result of the restructuring plan in 2002, salaries and fringe benefits expenses were reduced by 34%, from $447,744 for March 31, 2002 to $294,702 for the current period.

The reduction is due to the reduction of head count as a result of the closing of the Company's two locations.

Foreign Exchange (gain) loss:

As a result of the strengthening of the Canadian dollar in the first quarter of 2003, the Company reported a gain of $59,144 as compared to a loss of $14,984 in the first quarter of 2002.

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

As of June 14, 2002 the Company recognized a gain on the sale of $761,584. As of December 31, 2002, $263,784 was recorded in the Statement of Operations. For the first quarter 2003, the Company recorded a gain of $103,002. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

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

Spider-Man the evergreen, perennially popular line of action adventure figures from the classic comic book hero has been dramatically enhanced by the release of Spider-Man the movie and additional lines of product based on the movie characters.

Similarly, Lord of the Rings action figure toys based on the characters for the wildly successful movie adaptation of J.R. Tolkien's classic novel line captured the imagination of children.

The line of Disney/Universal records and audiotapes is a new distribution opportunity acquired early in January 2002.

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

General and Administrative Expenses:

The increase in general and administrative expenses of $148,872 to $781,718 in the first quarter of 2002, from $632,846 in the first quarter, of 2001, was due to an increase in advertising and co-operative advertising, royalty and insurance expenses.

Other material expenses in the quarter were:

Bank financing	$ 71,103
Legal expenses	52,173
Consulting	11,051
$ 134,327

Of the above expenses, $48,051 are of a non-recurring nature.

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

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under its line of credit facility with Montcap Financial Inc., and by cash flow from operations. In the past, it has also supplemented those sources through the sales of equity securities.

In May 2002, the Company increased the maximum availability under its lines of credit to $2,218,560 from $1,569,563.

Accounts receivable at March 31, 2003 were $2,024,401 compared to $1,866,110 at December 31, 2002. The sales were mainly to mass retailers. Inventory at March 31, 2003 increased to $1,767,628 from $1,148,220 at December 31, 2002.

Working capital increased from $1,577,633 at December 31, 2002 to $2,288,118 at March 31, 2003. Net cash used for operating activities was $318,926 in 2003 compared to net cash used for operating activities of $674,363 in 2002. Cash for additions to equipment and leasehold improvements was $530 in 2003 compared to $11,081 for 2002.

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

The Company believes that in order to achieve its long-term expansion objectives and to enhance its competitive position in the U.S. market, it will need additional financial resources over the next several years. The precise amount and timing of the Company's future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for its products and the management of its working capital. The Company may not be able to obtain additional financing on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to curtail our expansion.

Effects Of Inflation

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

New Accounting Pronouncements

The Company has determined that the new pronouncements effective in the year 2003 will not have an impact on the financial statements.

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

FOREIGN CURRENCY RISK While the Company's product purchases are transacted in United States dollars; most transactions among the suppliers and subcontractors are effected in Hong Kong dollars, where most of the Companies' products are manufactured. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People's Republic of China, and thereby have a negative impact on the Company. As well since the majority of the Company's sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers. Therefore, fluctuations in conversion rates may have an impact on the Company. The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.

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

Part II: Other Information

Item 1. Legal proceedings

During the quarter ended March 31, 2003, there were no other material developments to any legal proceedings which have been previously reported by the Company.

Other than discussed above or in Note 16 to the Company's December 31, 2002 Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1 Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

(b) Reports on Form 8-K.

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003

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

Dated: May 15, 2003

GRAND TOYS INTERNATIONAL, INC.
By: /s/ Stephen Altro
Stephen Altro
Interim President and Chief Executive Officer

By: /s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Certification of Principal Executive Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

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

Date:

:/s/ Stephen Altro

Stephen Altro

Date: May 15, 2003

Certification of Principal Financial Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

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

_:/s/ Tania M. Clarke

Tania M. Clarke

Date: May 15, 2003

EXHIBIT 99.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

_____ /s/ Stephen Altro Name: Stephen Altro Date: May 15, 2003

EXHIBIT 99.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

______/s/ Tania M. Clarke Name: Tania M. Clarke Date: May 15, 2003