Form 10-K/A
period 2000-12-31
GRAND TOYS INTERNATIONAL INC
filed 2003-07-30
CIK 814463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10 - K/A - 2

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

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 - K/A - 2
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

All costs associated with licensing and distribution are expensed in the period incurred and are recorded as royalties expense in the Company's Statements of Operations constituting a part of the Company's Consolidated Financials Statements for the Year Ended December 31, 2001 which are included with this report. Total expense for the year is $250,523 (1999 - $280,782, 1998 - $340,160).

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

The Company reserved $550,000 to cover a lawsuit commenced by a supplier against Grand Canada for breach of contract. The agreement was for the distribution of the 'Jellabe line' in Canada. The agreement contained a minimum purchase requirement. The supplier agreed to support the product line by way of advertising and merchandising support. This product line did not perform in Canada due to the lack of support from the supplier. Grand Toys Ltd. attempted to come to a mutual agreement with the supplier to terminate the contract, as is usual practice in the toy industry. The supplier refused to settle and sued us in the United Kingdom for the gross margin to be earned on the minimum purchase requirements, interest and legal costs. Grand's British legal counsel confirmed that our exposure of $550,000 was reasonable based on the supplier's demands. In February 2001, however, Grand received a judgement to the effect that the distributor had been paid all amounts due to it. Since then, the supplier has gone out of business.

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

Net Sales

Net sales in 2000 decreased to $12,017,885 from $37,260,250 for 1999. The lower net sales volume was attributed to the loss, in 2000, of two significant product lines, Tiger Electronics and Majorette. Hasbro acquired Tiger Electronics Inc. in February, 1999 and terminated the distribution of Tiger products by Grand Canada effective December 31, 1999. Grand Canada discontinued its distribution of the Majorette products line due to the non-performance of the product line.

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

General and Administrative

General and administrative expenses in 2000 decreased to $,4,171,418 from $5,937,093 in 1999. However, ,these costs, as a percentage of sales, were significantly higher compared to 1999 due to the much lower sales base. The Company, in anticipation of the sales volume decline, implemented a cost control program during the year. Decreases in salary expense, cooperative advertising rebates to customers, and administrative expense comprised the majority of the total decrease.

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

General and Administrative

General and administrative expenses were $5,937,093 in 1999 compared to $5,446,759 in 1998. The increase in this category is due primarily to the costs of operating the Ark Creations Inc.'s facility, which has now been closed, as well as additional compensation taxes related to the exercise of options by employees during 1999. As a percentage of net sales, selling, general and administrative expenses increased by .59 percentage points to 27.14% in 1999.

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

  Development costs for the Company's proprietary product.

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

Summary Compensation Table
	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Options (#)	All Other Compensation ($)

Stephen Altro	2000	102,000(1),(4)	-	46,000(5)	-	-
Director	1999	162,000(2)	50,000(2)	46,000(6)	46,750	-(9)
	1998	156,000(3)	-	42,000(7)		-(9)
David Mars	2000	102,000(1),(4)	-	40,000(5)	-	-
Director	1999	162,000(2)	50,000(2)	29,000(6)	46,750	-(10)
	1998	156,000(3)	-	28,000(7)	-	-(10)
Ken Cieply,	2000	95,000(1)	-	7,000(5)	-	-
Chief Financial Officer (8)	1999	26,000(2)	-	1,000(6)	-	-
	1998	-	-	-	-	-

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

Option Grants in 2000

There were no options granted in 2000, to those persons listed in the 'Summary Compensation Table'.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class and Voting Power (1)
Ofer Nissim 65 High Ridge Road, Suite 500 Stanford, CT, 06905	475,000 (2)	13%
David Mars 1710 Rte. Transcanadienne Dorval, Quebec, Canada H9P 1H7	340,750 (3)	9%
Siemens Pension Plan Freilagerstr 40 Ch 8047 Zurich, Switzerland	300,000	8%
Stephen Altro 1710 Rte. Transcanadienne Dorval, Quebec, Canada, H9P 1H7	221,750 (4)	6%
Amgo Investments, Inc. 1710 Rte. Transcanadienne Dorval, Quebec, Canada H9P 1H7	150,000 (5)	4%
James B. Rybakoff 780 Third Avenue New York, NY 10017	58,000 (6)	1%
Elliot L. Bier 999 Boul. de Maisonneuve Ouest Montreal, Quebec, Canada H3A 3L4	3,000 (7)	-%
Tania M. Clarke 1710 Rte. Transcanadienne Dorval, Quebec, Canada, H9P 1H7	2,000 (8)	-%
All Executive officers and directors as a group (four persons)	625,500 (9)	16%

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Exhibits to

Form 10- K/A

of

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year

Ended December 31, 2000

The Board of Directors and Stockholders

Grand Toys International, Inc.

Under date of February 28, 2001, except as to note 19 (b), which is as of March 29, 2001, we reported on the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the Form 10-K for the year ended December 31, 2000. . In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the registration statement. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

Montreal, Canada

February 28, 2001

Schedule 11

GRAND TOYS INTERNATIONAL, INC., AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

(In thousands)

Balance
At	Additions		Balance
Beginning	Charged to	Net	At End
Of Year	Operations	Deductions	Of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2000	$90,805	$ 94,072	$(160,869)(a)	$ 24,008
Year Ended December 31, 1999	43,143	84,294	(36,632) (a)	90,805
Year Ended December 31, 1998	52,882	145,167	(154,906) (a)	43,143

Provision for loan receivable

Year Ended December 31, 2000	$ -	$ 434,371	-	$ 434,371

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

July 7, 2003

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
Loan receivable (net of provision of $434,371;1999 - nil)
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

On behalf of the Board:

_______________________Director

_______________________Director

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31
	2000	1999	1998

Net sales	$ 12,017,885	$ 37,260,250	$ 33,177,529

Cost of goods sold(note 1(c))	11,657,715	26,481,341	22,085,981

Gross profit	360,170	10,778,909	11,091,548

Operating expenses:
General and administrative	4,171,418	5,937,093	5,446,759
Salaries and fringe benefits	2,075,736	3,893,546	3,020,107
Royalties	250,523	280,782	340,160
Depreciation and amortization	283,340	405,804	219,763
Interest on long term debt	109,800	87,192	-
Bad debt expense	94,072	84,294	145,167
Other interest expense (note 10)	778,305	457,061	698,840
Foreign exchange loss (gain)	26,667	(177,982)	1,299,050
Interest revenue	(134,072)	-	-
Unusual items (note 10)	3,625,055	814,669	-
	11,280,844	11,782,459	11,278,607

Loss before income taxes and extraordinary item	(10,920,674)	(1,003,550)	(187,059)

Income taxes recovery (expense) (note 11):
Current	763,961	(390,912)	(131,243)
Deferred	-	684,996	-
	763,961	294,084	(131,243)

Net loss	$ (10,156,713)	$ (709,466)	$ (318,302)

Preferred stock dividends	31,250	50,000	-

Net loss applicable to
Common stockholders	$ (10,187,963)	$ (759,466)	$ (318,302)

Loss per share (notes 1 (j) and 12):
Basic	$ (3.17)	$ (0.36)	$ (0.20)
Diluted	(3.17)	(0.36)	(0.20)

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31
	Capital Stock	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
January 1, 1998	$1,578	$10,599,559	$(5,672,935)	$(500,814)	$4,427,388

Net loss for the year	-	-	(318,302)	-	(318,302)

Foreign currency adjustment	-	-	-	(147,359)	(147,359)

Total comprehensive income					(465,661)

December 31, 1998	1,578	10,599,559	(5,991,237)	(648,173)	3,961,727

Net loss for the year	-	-	(709,466)	-	(709,466)

Foreign currency adjustment	-	-	-	59,847	59,847

Total comprehensive income	-	-	-	-	(649,619)

Dividends	-	-	(25,000)	-	(25,000)

Stock Options (note 8(c))	1,557	8,440,118	-	-	8,441,675

Warrants (note 9)	-	275,000	-	-	275,000

December 31, 1999	3,135	19,314,677	(6,725,703)	(588,326)	12,003,783

Net loss for the year	-	-	(10,156,713)	-	(10,156,713)

Foreign currency adjustment	-	-	-	(282,562)	(282,562)

Total comprehensive income	-	-	-	-	(10,439,275)

Shortfall on share conversion (note 7)	-	(118,000)	-	-	(118,000)

Share conversion (note 8(c))	100	499,900	-	-	500,000

December 31, 2000	$3,235	$19,696,577	$(16,882,416)	$(870,888)	$1,946,508

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(10,156,713)	$(709,466)	$ (318,302))
Adjustments for:
Loss on disposal of equipment	3,470
Depreciation and amortization	496,059	511,404	328,524
Write-off of deferred financing costs	535,109		-
Write-off of intangibles	2,253,516	-	-
Write-down of inventory	1,861,681	-	-
Write-off of deferred acquisition costs	123,168	-	-
Write-down of account receivable	434,371
Write-off of equipment and leaseholds
improvements	-	267,613	-
Deferred income taxes	-	(684,996)	-
Net change in operating working capital
items (note 13)	6,730,159	(691,250)	(5,032,814)
Net cash provided by (used for) operating
activities	2,280,820	(1,306,695)	(5,022,592)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(426,299)	(6,520,705)	5,044,684
(Decrease) increase in long term debt	(444,444)	444,444	-
Increase in deferred financing charges	(26,460)	(511,034)	(1,923)
Increase in due from employees
and an affiliated company	(5,047)	(22,408)	(213,563)
Share issuance proceeds (note 8 (c))	-	8,441,675	-
Other	278	(20,359)	62,904
Net cash (used for) provided by financing
activities	(901,972)	1,811,613	4,892,102

Cash flows from investing activities:
Loan receivable	(1,052,169)	-	-
Additions to equipment and leasehold	(140,586)	(570,081)	(347,008)
improvements
Proceeds on disposal of equipment	25,422	-	-
Acquisition of assets	-	90,163	-
Dividends paid	-	(25,000)	-
Decrease in other assets	-	-	477,498
Net cash (used for) provided by investing activities	(1,167,333)	(504,918)	130,490
Net change in cash, being cash at end of year	$ 211,515	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$109,800	$438,653	$ 695,896
Income taxes	467,900	148,962	438,440
Non-cash transactions:
Share conversions	500,000	-	-
Shortfall on share conversions	118,000	-	-
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

During the year ended December 31, 2000, Grand wrote down the slow-moving items that were not selling, such as WWF, WCW, Star Wars and Pokemon products. The amount written off was $1,861,681. Such amount is included in Cost of Goods Sold.

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

  Product development costs:

Product development costs for non-proprietary products are written off in the period they are incurred. Total expense for the year is $71,420 (1999 - $159,522, 1998 - $14,141).

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

Details are as follows:

Amount due from Limited Treasures	$ 868,742
Less provision	434,371
$ 434,371

  Equipment and leasehold improvements

	2000		1999
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,259,425	$ 952,836	$ 1,286,253	$857,726
Machinery and equipment	464,258	422,610	458,091	430,434
Furniture and fixtures	509,616	448,742	480,775	454,974
Trucks and automobiles	81,494	80,365	84,335	82,665
Telephone equipment	44,770	37,851	40,339	36,819
Leasehold improvements	369,451	329,594	372,755	323,773
	$ 2,729,014	$ 2,271,998	$ 2,722,548	$2,186,391

Net book value	$ 457,016		$ 536,157

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

  Bank indebtedness:

  During 1999, the Company had secured line of credit of $ 17,500,000 and could draw down working capital advances and letters of credit in amounts determined by percentages of its accounts receivable and inventory. The working capital advances were secured by all of the assets of the Company. The effective interest rate for 2000 on the Canadian denominated line was 7.75% (1999 - 7.50%; 1998 - 9.25%), which represents prime plus 1.25% for all years. As at December 31, 2000 the unused portion of the credit facility is approximately $3,211,515. Standby fees represent 0.25% of the unused line of credit. In October 2000, the banking agreement was amended to reduce the line of credit to $3,500,000 and change the expiry date to January 5, 2001. The credit facility terminated on January 5, 2001.

  There Company's lines of credit do not contain debt covenants or cross-default provisions.

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

(b) Issued and outstanding:

	2000	1999
100,000 preferred shares, Series 'A' stock (1999 - 200,000) (note 7)	$ 500,000	$1,000,000
3,234,906 common shares (1999 - 3,134,906)	3,235	3,135

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

    July 2000

50,000 Series "A" Stock preferred shares converted to 50,000 common shares increasing capital stock by $50.

(d) Summary of common stock outstanding:

A summary of the number of common stock outstanding and share transactions since January 1, 1999 is as follows:

January 1, 1998	1,577,597
Share adjustment	37
January 1, 1999	1,577,634
Issued on exercise of stock options and warrants	1,557,272
January 1, 2000	3,134,906
Preferred share conversions (note 7)	100,000
December 31, 2000	3,234,906

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

Details of the options and warrants, all of which are exercisable at year-end, are as follows:

		Other			Weighted-average
	Option	stock			exercise price
	Plan	options	Warrants	Total	per share
Granted	14,000	284,000	-	298,000	(5.50)
Forfeited	-	(104,239)	-	(104,239)	(4.51)
Expired	(34,400)	(5,000)	-	(39,400)	(11.60)
Reclassified	(14,000)	(41,000)	55,000	-	-
December 31, 1999	30,100	1,793,772	105,000	1,928,872	6.79

Granted	-	147,500	57,000	204,500	5.42
Forfeited	-	(280,000)	-	(280,000)	(5.50)
Exercised	(18,500)	(1,481,772)	(57,000)	(1,557,272)	(5.42)
Expired	(6,200)	(4,000)	57,000	(60,200)	(14.05)
December 31, 1999	5,400	175,500	55,000	235,900	6.43

Reclassified	2,000	(2,000)	-	-	-
Granted	539,570	-	-	539,570	1.74
Cancelled	(1,600)	(20,000)	-	(21,600)	(6.99)
Options outstanding at
December 31, 2000	545,370	153,500	55,000	753,870	$ 3.07

Options exercisable at
December 31, 2000	109,800	153,500	55,000	318,300	$ 5.17

The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2000:

	Options outstanding			Options exercisable

			Weighted-average
Range of		Weighted-average	remaining		Weighted-average
exercise prices	Number	exercise price	contractual life	Number	exercise price
$0.31-$1.81	238,570	$ 0.59	9.92	3,000	$ 1.19
$2.66-$2.75	301,000	2.66	9.65	101,000	2.66
$4.00-$6.75	199,500	5.46	8.62	199,500	5.46
$10.25-$21.90	14,800	19.17	4.22	14,800	19.17

	753,870	$ 3.07	9.36	318,300	$ 5.17

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

  Changes in operating working capital items:

	2000	1999	1998

Decrease (increase) in accounts receivable	$6,584,004	$ 6,843	$(1,709,085)
Decrease (increase) in inventory	2,058,123	(1,503,618)	(713,181)
Increase in income taxes recoverable	(469,707)	-	-
(Increase) decrease in prepaid expenses	(278,799)	362,085	(282,164)
(Decrease) increase in trade accounts payable	(518,932)	428,568	(397,790)
Increase (decrease)in other accounts payable and accrued liabilities	33,965	(237,011)	(1,527,231)
Increase (decrease) in royalties payable	21,433	(59,920)	(109,115)
(Decrease) increase in income taxes payable	(699,928)	311,803	(294,248)
	$6,730,159	$ (691,250)	$(5,032,814)

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2001	$414,000
2002	396,000
2003	372,000
2004	251,000
2005	13,000
$1,446,000

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

  Segment information, continued:

		2000		1999		1998
	Revenue	%	Revenue	%	Revenue	%

Customer A	$ 2,404,000	20	$ 6,707,000	18	$ 6,304,000	19
B	2,043,000	17	6,334,000	17	5,972,000	18
C	2,043,000	17	5,589,000	15	5,640,000	17
D	1,442,000	11	3,353,000	9	2,322,000	7
E	481,000	5	1,863,000	5	664,000	2
All others	3,604,885	30	13,414,250	36	12,275,529	37
	$ 12,017,885	100	$ 37,260,250	100	$ 33,177,529	100

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

  Subsequent events:

  On January 2, 2001, 50,000 shares of Series 'A' convertible redeemable preferred stock were converted to common stock. The shortfall between the market price and the guaranteed rate of $5.00 per share represents $233,774.

  On March 29, 2001, the Company completed a private placement for $500,000.