Form 10-K/A
period 2001-12-31
GRAND TOYS INTERNATIONAL INC
filed 2003-07-30
CIK 814463

FORM 10 - K/A - 2

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

ITEMS IN FORM 10 - K

		Page
PART I

Item 1.	Description of Business	3
Item 2.	Description of Property	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	10
Item 6.	Selected Financial Data	12
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements	19
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	20

PART III

Item 10.	Directors and Executive Officers of the Registrant	20
Item 11.	Executive Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management	26
Item 13.	Certain Relationships and Related Transactions	27

PART IV
Item 14.	Exhibits, Reports on Form 8 - K	27
Signatures

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

Products (stationery and electronics) from Pyramid and Toymax that accounted for 7% of sales in 2001 are no longer a part of the Company's product line, as a result of the Company's decision to focus on more profitable lines. The Company is sourcing new products and looking at potential acquisitions, although no specific acquisition candidates have been specified. If one or more of the remaining suppliers identified above were to terminate their relationship with the Company, such termination may have a material adverse effect on the Company.

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

All costs associated with licensing and distribution are expensed in the period incurred and are shown as royalties expense in the Company's Statements of Operations which constitute a part of the Company's Consolidated Financials Statements for the Year Ended December 31, 2001 which are included with this report. Total expense for the year ended December 31, 2001 is $252,506 (2000 - $250,523, 1999 - $280,782).

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

Grand Canada's four largest customers are: Walmart, Toys 'R' Us, Costco and Zellers, which for the year ended December 31, 2001, accounted for approximately 35%, 11%, 10% and 7%, respectively, of the gross sales for this period. No other customer accounted for more than 7% of gross sales in 2001.

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

On September 4, 2001, The Company undertook a one-for-four reverse split of the Company's Common Stock in order to regain compliance with the minimum bid price required Grand had complied with the net tangible asset requirements on August 15, 2001 and November 15, 2001, however on November 27, 2001, Nasdaq advised that it would be extending this exception to April 1, 2002 to include the fourth quarter of 2001.

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

Net Sales:

Net sales decreased by $3,130,318 or by 26.05% to $8,887,567 from $12,017,885 for 2000. For the year 2001, the decrease in Grand's net sales resulted from the termination by Grand of its distribution of the Toymax product line. This line represented 12% of 2000 Net Sales.

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

General and Administrative Expenses:

The decrease in general and administrative expenses of $576,005 to $3,595,413 in 2001, from $4,171,418 in 2000, was due to an overall decrease in the expenses in this category, as a result of Company efforts to reduce expenses. However, the following non-recurring expenses offset the overall reduction:

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

General and Administrative

General and administrative expenses in 2000 decreased to $4,171,418 from $5,937,093 in 1999. However, these costs, as a percentage of sales, were significantly higher compared to 1999 due to the much lower sales base. The Company, in anticipation of the sales volume decline, implemented a cost control program during the year. Decreases in salary expense, cooperative advertising rebates to customers, and administrative expense comprised the majority of the total decrease.

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
Consents of Independent Auditors to incorporation by reference of financial statements

Exhibits

The exhibits were filed with the original filing
**3.1	Articles of Incorporation, as amended
### 3.2	Certificate of Designations of Series A 5% Cumulative Convertible Redeemable Preferred Stock
***3.3	Amended and Restated By-Laws
***3.4	Certificate of Amendment for Reverse Split
*3.5	Certificate of Amendment for Reverse Split (2001)
*3.6	Certificate of Designation of Series B Convertible Redeemable Preferred Stock
*3.7	Form of Warrant for 1201 Private Placement
**4.1	Form of certificate evidencing shares of Common Stock
####4.3	Form of Common Stock Warrant
####4.4	Form of Regulation S Common Stock Subscription Agreement
*4.5	Form of Regulation S Preferred Stock Subscription Agreement
#10.3	Amended and Restated 1993 Stock Option Plan
####10.9	Lease of Dorval, Canada facility
####10.10	Lease of Mississauga, Canada facility
*10.14	Factoring Agreement between Montcap Financial and Grand
*10.15	Inventory and Equipment Loan Agreement between Montcap Financial and Grand
*10.16	Limited Treasures Settlement Agreement
*10.17	Nissim Settlement Agreement
*11	Valuation and Qualifying Accounts and Allowances
*21	List of Subsidiaries of the Company
*23	Consent of KMPG LLP

Legend:
*	Filed herewith
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

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year Ended December 31, 2001

Schedule 11

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Balance
At	Additions		Balance
Beginning	Charged to	Net	At End
Of Year	Operations	Deductions(a)	Of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2001	$ 24,008	$147,438	$ (158,890)	$ 12,556
Year Ended December 31, 2000	90,805	94,072	(160,869)	24,008
Year Ended December 31, 1999	43,143	84,294	(36,632)	90,805
Provision for Loan Receivable

Year Ended December 31, 2001	$ 434,371	$ (434,371)	$ -	$ -
Year Ended December 31, 2000	-	434,371	-	434,371

(a) Includes write-offs, recoveries of previous write-offs and currency translation adjustments.

Exhibit 21

The following is a list of the Company's subsidiaries:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc. (dissolved on January 29, 2002)

Ark Creations, Inc. (ceased operations in 2000)

Sababa Toys, Inc.

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

The Board of Directors

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

GRAND TOYS INTERNATIONAL, INC

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

March 1, 2002

GRAND TOYS INTERNATIONAL, INC.

Consolidated Financial Statements

Years ended December 31, 2001, 2000 and 1999

Financial Statements

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

Years ended December 31, 2001, 2000 and 1999

	2001	2000

Assets

Current assets:
Cash	$ -	$ 211,515
Short-term deposit (note 16(d))	250,000	-
Accounts receivable (net of allowance for
doubtful accounts of $12,556; 2000 - $24,008)	1,386,333	1,535,327
Current portion of loan receivable (note 3)
(net of provision of nil; 2000 - $434,371)	194,494	434,371
Due from employees and affiliated company	2,034	40,551
Income taxes recoverable	143,668	464,455
Inventory	1,838,770	1,991,918
Prepaid expenses (note 4(a))	781,867	762,234
Total current assets	4,597,166	5,440,371

Loan receivable, (note 3)	548,721	-

Other assets (note 4)	236,436	-

Deferred income taxes (note 12 (c))	-	684,996

Equipment and leasehold improvements, net (note 5)	360,275	457,016

Total assets	$ 5,742,598	$ 6,582,383

	2001	2000

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$ 602,577	$ -
Trade accounts payable	1,974,030	1,610,029
Other accounts payable and accrued liabilities	307,974	334,318
Provision for lawsuit (note 16 (c))	-	550,000
Shortfall on share conversions (note 8)	581,310	118,000
Royalties payable	20,104	23,428
Total current liabilities	3,485,995	2,635,775

Long term debt (note 7)	-	1,500,000

Minority interest	100	100

Convertible Redeemable preferred stock (note 8)	-	500,000

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

On behalf of the Board:

_______________________ Director

_______________________ Director

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31
	2001	2000	1999

Net sales	$ 8,887,567	$ 12,017,885	$ 37,260,250

Cost of goods sold (note 1(d))	6,065,044	11,657,715	26,481,341

Gross profit	2,822,523	360,170	10,778,909

Operating expenses:
General and administrative	3,595,413	4,171,418	5,937,093
Salaries and fringe benefits	1,685,409	2,075,736	3,893,546
Royalties	252,506	250,523	280,782
Bad debt expense	147,438	94,072	84,294
Depreciation and amortization	122,952	283,340	405,804
Foreign exchange loss (gain)	88,270	26,667	(177,982)
Interest on long term debt	-	109,800	87,192
Other interest expense	47,271	778,305	457,061
Interest revenue	(101,383)	(134,072)	-
Unusual items (note 11)	(838,102)	3,625,055	814,669
	4,999,774	11,280,844	11,782,459
Loss before income taxes and extraordinary item	(2,177,251)	(10,920,674)	(1,003,550)

Income taxes recovery (expense) (note 12):
Current	295,632	763,961	(390,912)
Deferred	(185,411)	-	684,996
	110,221	763,961	294,084
Loss before extraordinary item	(2,067,030)	(10,156,713)	(709,466)
Extraordinary item:
Gain on forgiveness of long-term debt
net of deferred income taxes of 499,585 (note 7)	695,538	-	-

Net loss	$ (1,371,492)	$ (10,156,713)	$ (709,466)

Preferred stock dividends	-	31,250	50,000
Net loss applicable to
common stockholders	(1,371,492)	(10,187,963)	(759,466)

Earnings per share (notes 1 (j) and 13):
Basic and diluted before extraordinary item	$ (1.75)	$ (12.70)	$ (1.42)
Extraordinary item-basic and diluted	0.59	-	-
Basic	(1.16)	(12.70)	(1.42)
Diluted	(1.16)	(12.70)	(1.42)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31
	Capital Stock	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
January 1, 1999	$ 1,578	$ 10,599,559	$ (5,991,237)	$ (648,173)	$ 3,961,727

Net loss for the year	-	-	(709,466)	-	(709,466)
Foreign currency adjustment	-	-	-	59,847	59,847
Total comprehensive income	-	-	-	-	(649,619)

Dividends	-	-	(25,000)	-	(25,000)

Stock options	1,557	8,440,118	-	-	8,441,675

Warrants	-	275,000	-	-	275,000
December 31, 1999	3,135	19,314,677	(6,725,703)	(588,326)	12,003,783

Net loss for the year	-	-	(10,156,713)	-	(10,156,713)
Foreign currency adjustment	-	-	-	(282,562)	(282,562)
Total comprehensive income	-	-	-	-	(10,439,275)

Share conversion (note 9 (c))	100	499,900	-	-	500,000

Shortfall on share conversions (note 8)	-	(118,000)	-	-	(118,000)
December 31, 2000	$3,235	$19,696,577	$(16,882,416)	$(870,888)	$1,946,508
Net loss for the year	-	-	(1,371,492)	-	(1,371,492)
Foreign currency adjustment	-	-	-	(117,574)	(117,574)
Total comprehensive income					(1,489,066)
Share conversions (note 9 (c))	100	499,900	-	-	500,000
Shortfall on share conversions (note 8)	-	(463,310)	-	-	(463,310)
Share issuance in settlement of long- term debt (notes 7 and 9(c))	375	304,312	-	-	304,687
Private Sale of common stock (note 9 (c))	1,428	498,572	-	-	500,000
Reverse stock split (note 9)	(3,854)	3,854	-	-	-
Stock options (note 9 (c))	1	682	-	-	683
Private sale of preferred stock (note 9 (c))	800	799,200	-	-	800,000
Compensation expense (note 10)	-	157,001	-	-	157,001
December 31, 2001	$ 2,085	$21,496,788	$(18,253,908)	$(988,462)	$ 2,256,503

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(1,371,492)	$(10,156,713)	$(709,466)
Adjustments for:
Depreciation and amortization	122,952	496,059	511,404
Compensation expense	68,735	-	-
Gain on forgiveness of long-term debt	(1,195,123)	-	-
Deferred income taxes	684,996	-	(684,996)
(Reduction of ) provision for loan receivable	(288,102)	434,371	-
Write-off of intangibles	-	2,253,516	-
Write-off of deferred acquisition costs	-	123,168	-
Write-off of deferred financing costs	-	535,109	-
Write-down of inventory	-	1,861,681	-
Write-off of equipment and leasehold improvements	-	-	267,613
Loss on disposal of equipment	-	3,470
Net change in operating working capital
items (note 14)	318,744	6,730,159	(691,250)
Net cash (used for) provided by operating activities	(1,659,290)	2,280,820	(1,306,695)
Cash flows from financing activities:
Increase (decrease) increase in bank indebtedness	605,819	(426,299)	(6,520,705)
Increase in deferred financing charges	-	(26,460)	(511,034)
(Decrease) increase in long term debt	-	(444,444)	444,444
Share issuance proceeds (note 9 (c))	1,300,683	-	8,441,675
Decrease(increase) in due from employees
and affiliated company	37,187	(5,047)	(22,408)
Other	-	278	(20,359)
Net cash provided by (used for) financing activities	1,943,689	(901,972)	1,811,613
Cash flows from investing activities:
Purchase of short-term deposit (note 16 (d))	(250,000)	-	-
Loan receivable	(177,739)	(1,052,169)	-
Increase in other assets	(20,742)	-	-
Additions to equipment and leasehold improvements	(47,433)	(140,586)	(570,081)
Proceeds on disposal of equipment	-	25,422	-
Acquisition of assets	-	-	90,163
Dividends paid	-	-	(25,000)
Net cash used for investing activities	(495,914)	(1,167,333)	(504,918)
Net (decrease) increase in cash	(211,515)	211,515	-
Cash, beginning of year	211,515	-	-
Cash, end of year	$ -	$ 211,515	$ -
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 47,271	$ 109,800	$ 438,653
Income taxes	29,800	467,900	148,962
Non-cash transactions:
Share conversions	500,000	500,000	-
Shortfall on share conversions	463,310	118,000	-
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

(e) Prepaid expenses:

Prepaid expenses primarily include insurance, advances on inventory purchases and current portion of royalties and product development costs. Insurance costs are written off over the term of the respective policies on a straight-line basis.

Prepaid royalties relate to licensing agreements for character properties. These contracts can extend up to three years.

(f) Other assets:

Prepaid royalties are capitalized and written off over the term of the related agreements.

Product development costs for proprietary product lines are capitalized and written off over a period of nineteen months on a straight-line basis.

Total expense for the year ended December 31, 2001 is $63,318 (2000 -$71,420, 1999 - $159,522) and it is shown as part of cost of goods sold in the Statements of Operations.

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

(m) Comprehensive income:

Comprehensive income consists of net income and cumulative currency translation adjustments and is presented in the consolidated statements of stockholders'equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

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

Details are as follows:

Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per month thereafter	$ 743,215

Less current portion	194,494
$ 548,721

  Other assets:

	2001	2000

Prepaid royalties	$ 387,630	$ 207,987
Product development costs	182,560	-
	570,190	207,987

Less current portion, included in prepaid expenses	333,754	207,987
	$ 236,436	$ -

(a) Prepaids

	2001	2000

Royalties	$ 333,754	$ 207,987
Insurance	234,534	173,386
Inventory	156,583	323,970
Other	56,996	56,981
	$ 781,867	$ 762,234

  Equipment and leasehold improvements:

	2001		2000
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$ 1,213,935	$ 985,304	$ 1,259,425	$ 952,836
Machinery and equipment	445,821	406,881	464,258	422,610
Furniture and fixtures	482,598	434,492	509,616	448,742
Trucks and automobiles	76,722	75,977	81,494	80,365
Telephone equipment	42,486	37,499	44,770	37,851
Leasehold improvements	321,479	282,613	369,451	329,594
	$ 2,583,041	$ 2,222,766	$ 2,729,014	$ 2,271,998

Net book value	$ 360,275		$ 457,016

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

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro-forma losses utilizing the fair value assumptions above for the years 2001, 2000 and 1999 would be $1,831,049, $10,347,760 and $1,302,196, respectively. Furthermore, pro-forma loss per share would be $1.55, $12.90 and $2.44, respectively.

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

  Changes in operating working capital items:

	2001	2000	1999

Decrease in accounts receivable	$ 35,763	$ 6,584,004	$ 6,843
Decrease (increase) in inventory	62,438	2,058,123	(1,503,618)
Decrease (increase) in income taxes recoverable	302,067	(469,707)	-
(Increase) decrease in prepaid expenses	(11,880)	(278,799)	362,085
Increase (decrease) in trade accounts payable	432,516	(518,932)	428,568
Increase (decrease) in other accounts payable
and accrued liabilities	50,264	33,965	(237,011)
Decrease in provision for lawsuit	(550,000)	-	-
(Decrease) increase in royalties payable	(2,424)	21,433	(59,920)
(Decrease) increase in income taxes payable	-	(699,928)	311,803
	$ 318,744	$ 6,730,159	$ (691,250)

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2002	$372,000
2003	358,000
2004	240,000
2005	8,000
2006	8,000
$986,000

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

(b) Other information:

		2001		2000		1999
	Revenue	%	Revenue	%	Revenue	%
Customer A	$ 3,111,000	35	$ 2,404,000	20	$ 6,707,000	18
B	978,000	11	2,043,000	17	6,334,000	17
C	978,000	11	2,043,000	17	5,589,000	15
D	622,000	7	1,442,000	11	3,353,000	9
E	267,000	3	481,000	5	1,863,000	5
All others	2,931,567	33	3,604,885	30	13,414,250	36
	$ 8,887,567	100	$ 12,017,885	100	$ 37,260,250	100

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