Form 10-Q/A
period 2002-09-30
GRAND TOYS INTERNATIONAL INC
filed 2003-07-30
CIK 814463

FORM 10-Q/A - 2

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

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q/A - 2
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

GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	September 30, 2002	December 31, 2001
	(Unaudited)

Assets

Current assets:
Short-term deposit (note 12(b))	$ 500,000	$ 250,000
Accounts receivable (net of allowance for
doubtful accounts of $12,601; 2001 - $12,556)	1,985,985	1,183,175
Current portion of loan receivable (note 2)	208,024	194,494
Due from employees and affiliated company	1,670	2,034
Income taxes recoverable	-	143,668
Inventory	2,387,931	1,373,094
Prepaid expenses	446,053	698,597
Net assets of discontinued operation (note 15)	-	266,828
Total current assets	5,529,663	4,111,890

Note receivable (note 15)	1,060,878	-

Loan receivable (note 2)	390,967	548,721

Equipment and leasehold improvements, net (note 4)	285,776	333,423

Other assets (note 3)	44,686	133,826

Other assets of discontinued operation (note 15)	-	129,461

Total assets	$ 7,311,970	$ 5,257,322

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets
	September 30, 2002	December 31, 2001
	(Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 5)	$ 1,497,918	$ 630,136
Trade accounts payable	1,758,933	1,483,506
Other accounts payable and accrued liabilities	350,145	297,470
Shortfall on share conversions (note 6)	-	581,310
Royalties payable	22,645	8,297
Loan payable to a director	250,000	-
Total current liabilities	3,879,641	3,000,719

Deferred gain (note 15)	612,006	-

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,685,887 shares issued and outstanding
(2001 - 1,285,119 shares)	2,686	1,285
Series B preferred stock, $0.001 par value:
915,000 shares authorized,
Nil shares issued and outstanding
(2001 - 915,000)	-	800
	2,686	2,085

Additional paid-in capital	22,481,700	21,496,788
Deficit	(18,694,370)	(18,253,908)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(969,793)	(988,462)
	2,820,223	2,256,503

Commitments and contingencies (notes 11 and 12)

Total liabilities and stockholders' equity	$ 7,311,970	$ 5,257,322

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations, (Unaudited)
	For the three months ended September 30		For the nine months ended September 30
	2002	2001	2002	2001

Net sales	$3,244,053	$1,902,910	$8,926,608	$5,954,769

Cost of goods sold	2,007,983	1,225,151	5,602,170	4,191,922
Gross profit	1,236,070	677,759	3,324,438	1,762,847

Operating expenses:
General and administrative	686,084	512,129	2,226,736	1,677,943
Salaries and fringe benefits	377,490	315,121	1,306,624	1,370,288
Royalties	18,056	24,793	186,059	119,706
Bad debt expense (recovery)	9,810	(663)	24,532	36,465
Depreciation and amortization	22,836	28,955	67,420	86,795
Foreign exchange loss	11,896	18,649	16,500	68,727
Interest expense	19,572	-	56,527	-
Interest income	(15,940)	(20,919)	(52,113)	(70,086)
Unusual items	-	(214,089)	-	(737,484)
	1,129,804	663,976	3,832,285	2,552,354
Earnings (loss) before income taxes
and extraordinary item	106,266	13,783	(507,847)	(789,507)
Income taxes recovery (expense):	-	82,823	(15,664)	(130,991)
Earnings (loss) before extraordinary item	106,266	96,606	(523,511)	(920,498)

Extraordinary item:
Gain on forgiveness of long term debt,
net of deferred income taxes of $499,585	-	-	-	695,538
Earnings (loss) from continuing operation	106,266	96,606	(523,511)	(224,960)

Discontinued operation (note 15):
Loss from discontinued operation	-	(38,837)	(66,492)	(348,193)
Gain on sale of discontinued operation	-	-	149,541	-
	106,266	57,769	83,049	(348,193)

Net earnings (loss)	$ 106,266	$ 57,769	$ (440,462)	$ (573,153)

Earnings per share (note 9):
Basic from continuing operations	$ 0.04	$ 0.08	$ (0.28)	$ (0.80)
Extraordinary item	-	-	-	0.61
Discontinued operation	-	(0.03)	0.04	(0.30)
Basic	0.04	0.05	(0.24)	(0.49)

Diluted from continuing operations	$ 0.03	$ 0.08	$ (0.28)	$ (0.80)
Extraordinary item	-	-	-	0.61
Discontinued operation	-	(0.03)	0.04	(0.30)
Diluted	0.03	0.05	(0.24)	(0.49)

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2002	$ 2,085	$ 21,496,788	$(18,253,908)	$ (988,462)	$2,256,503

Net loss for the period			(440,462)		(440,462)
Foreign currency adjustment				18,669	18,669

Total comprehensive income					(421,793)

Share issuance in settlement of shortfall on share
conversions (note 7 (d))	242	581,068			581,310

Private sale of preferred stock (note 7 (d))	115	114,885			115,000

Share issuance (note 7(d))	58	61,196			61,254

Share issuance in settlement of
outstanding legal fees (note 7(d))	186	213,447			213,633

Compensation expense		14,316			14,316
September 30, 2002	$2,686	$22,481,700	$(18,694,370)	$(969,793)	$2,820,223

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)
	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss from continuing operations	$ (523,511)	$ (920,498)
Adjustments for:
Depreciation and amortization	67,420	86,795
Deferred income taxes	-	684,996
Extinguishment of long term debt	-	(1,195,688)
Gain on forgiveness of long term debt	-	695,538
Consulting expense	61,254	-
Compensation expense	(9,850)	-
Net change in operating working capital items (note 10)	(886,013)	280,572
Net cash used for operating activities from	(1,290,700)	(368,285)
continuing operations
Discontinued operation:
Net loss from discontinued operation	(66,492)	(348,192)
Adjustments for:
Gain on sale of discontinued operation, net of cash
received in October 2002	(255,572)	-
Depreciation	3281	4,671
Net change in operating working capital items(note 10)	239,289	(324,890)
Net cash used for operating activities of discontinued operation	(79,494)	(668,411)
Net cash used for operating activities	(1,370,194)	(1,036,696)
Cash flows from financing activities:
Increase in bank indebtedness	869,379	339,195
Proceeds of loan payable to a director	250,000	-
Share issuance proceeds	115,000	-
Proceeds from private sale	-	500,000
Decrease in due from employees and affiliated company	376	16,853
Decrease in assets of discontinued operations	(27,903)	-
Other	20,110	482
Net cash provided by financing activities	1,226,962	856,530

Cash flows from investing activities:
Purchase of short term deposit(note 12(b))	(250,000)	-
Loan receivable	144,224	-
Proceeds of note receivable	4,838	-
Decrease in other assets	132,962	-
Additions to equipment and leasehold improvements	(18,253)	(23,068)
Decrease (increase) in other assets of discontinued operation	129,461	(8,281)
Net cash provided by (used) for investing activities	143,232	(31,349)

Net decrease in cash	-	(211,515)
Cash, beginning of period	-	211,515
Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 56,527	$ -
Income taxes	15,664	18,582
Private placement proceeds included in accounts
receivable	-	169,000
Non-cash transactions:
Share conversions	-	250,000
Shortfall on share conversions	-	232,810
Share conversions in settlement of
outstanding legal fees	213,633	-
Reduction in shortfall on share conversions through
the issuance of common stock (note 7(c))	581,310	-

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

  Prepaid royalties relate to licensing agreements for character properties. These contracts can extend up to three years. Total expense for the period ended September 30, 2002 and 2001 amounted to $186,059 and $119,706 and it is shown as royalties expense in the Statements of Operations

  Other assets:

  Prepaid royalties are capitalized and written off over the term of the related agreements.

  Product development costs for proprietary product lines are capitalized and written off over a period of twenty-four months. Total expense for the period is $55,674 (2001 - $ 11,383)

  Equipment and leasehold improvements:

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

In June 2001, the Company was successful in obtaining judgement against Limited Treasurers for $775,000 repayable over 42 months commencing June 30, 2001. Interest is charged at a rate of 9% per annum.

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

  There are no debt covenants or cross-default provisions.

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

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2002	134,093	236,875	412,143	783,111	$ 3.72

Granted	90,500	20,000	2,745,000	2,855,500	0.03
Expired	(93,783)	(60,875)	-	(154,658)	9.37

September 30, 2002	130,810	196,000	3,157,143	3,483,953	$ 0.47

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
Quarter ended September 30, 2002
Basic EPS
From continuing operations	$ 106,266	2,619,210	$ 0.04
Discontinued operation	-	2,619,210	-
Earnings available to common stockholders	106,266	2,619,210	0.04
Diluted EPS
From continuing operations	$ 106,266	3,475,804	$ 0.03
Discontinued operation	-	3,475,804	-
Earnings available to common stockholders
and assumed conversions	106,266	3,475,804	0.03

Period ended September 30 2002
Basic and diluted EPS
From continuing operations	$ (523,762)	1,851,422	$ (0.28)
Disontinued operation	83,300	1,851,422	0.04

Earnings available to common stockholders	(440,462)	1,851,422	(0.24)

Quarter ended September 30 2001
Basic and diluted EPS
From continuing operations	$ 96,606	1,284,619	$ 0.08
Discontinued operation	(38,837)	1,284,619	(0.03)
Before extraordinary item	57,769	1,284,619	0.05
Gain on debt extinguishment	-	1,284,619	-
Earnings available to common stockholders	57,769	1,284,619	0.05

Period ended September 30 2001
Basic and diluted EPS
From continuing operations	$ (920,498)	1,144,329	(0.80)
Discontinued operation	(348,193)	1,144,329	(0.30)
Before extraordinary item	(1,268,691)	1,144,329	(1.10)
Gain on debt extinguishment	695,538	1,144,329	0.61
Earnings available to common stockholders	(573,153)	1,144,329	(0.49)

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

  Net change in operating working capital items:

	For the nine months ended September 30,
	2002	2001
Continuing operations:
Increase in accounts receivable	$ (805,630)	$ (155,296)
(Increase) decrease in inventory	(1,020,987)	42,438
Decrease in income taxes recoverable	145,692	551,702
Decrease in prepaid expenses	234,632	59,481
Increase in trade accounts payable	490,590	476,496
Increase (decrease) in other accounts payable and accrued liabilities	55,375	(684,146)
Increase/(decrease) in royalties payable	14,315	(10,103)
	$ (886,013)	$ 280,572

	For the nine months ended September 30,
	2002	2001
Discontinued operation:
Decrease (increase) in accounts receivable	$ 203,158	$ (159,329)
Decrease (increase) in inventory	465,676	(126,380)
Decrease (increase) in prepaid expenses and deposits	83,269	(223,444)
(Decrease) increase in other accounts payable and accrued liabilities	(512,814)	184,263
	$ 239,289	$ (324,890)

  Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2002	$ 76,000
2003	305,000
2004	237,000
2005	8,000
2006	8,000
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

  Discontinued operation:

On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary to Sababa Global Consumer Products, LLC. Sababa Toys, Inc. distributes proprietary products and develops product concepts to be sold to third parties. In consideration for the purchase of the shares, the Company received a note in the principal amount of $1,065,716. Payments under the note are to be made quarterly until June 30, 2005 when the unpaid principal balance is due. The Company recognized a gain on the sale of $761,784, of which $149,541 has been recorded in the Statement of Operations. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

The Company's financial statements have been presented to reflect Sababa Toys, Inc. as a discontinued operation for all periods. Operating results of the discontinued operation are summarized below.

	For the three month period ended		For the nine month period ended
	September 30		September 30
	2002	2001	2002	2001
Net sales	$ -	$186,702	$ 536,120	$186,702
Cost of goods sold	-	42,102	238,979	57,637
Selling, general & administrative expenses	-	183,437	363,633	477,258

Loss from discontinued operations	$ -	$ 38,837	$ 66,492	$ 348,193

No income taxes were paid or deferred on the discontinued operation.

Net assets and liabilities of the discontinued operation are as follows:

December 31, 2001
Net current assets
Accounts receivable	$ 203,158
Inventory	465,676
Prepaid expenses and deposits	83,269
Accounts payable and accrued liabilities	(485,275)
$ 266,828

Non-current assets:
Prepaid development costs	$ 102,852
Furniture and equipment	26,852
$ 129,461

  Comparative figures:

Certain of the 2001 comparative figures have been reclassified to conform to the basis of presentation adopted in the current period.

  Related party transactions:

During the period, the Company paid $50,933 (2001 - $52,043) in consulting fees to two shareholders

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

In 2002, the Company increased its credit facility, reduced its losses, and implemented a restructuring plan to return to profitability. As part of its restructuring plan, the Company has significantly reduced its operating costs, by sub-letting a portion of the Company's main facility and consolidating its U.S. operations into the Canadian subsidiary.

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
Restructuring Expenses:
Recruiting	33,000
Severance	32,380
Consulting	81,216
$ 616,874

Of the above expenses, $298,480 is of a non-recurring nature.

Gain on discontinued operation:

On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary to Sababa Global Consumer Products, LLC. Sababa Toys, Inc. distributes proprietary products and develops product concepts to be sold to third parties. In consideration for the purchase of the shares, the Company received a note in the principal amount of $1,065,716. Payments under the note are to be made quarterly until June 30,2005 when the unpaid principal balance is due. The Company recognized a gain on the sale of $761,784, of which $149,541 has been recorded in the Statement of Operations. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

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

Date: ...............

:/s/ Stephen Altro _______________________
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

Date: ...............

_:/s/ Tania M. Clarke ______________________
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

_____ /s/ Stephen Altro _________________________ Name: Stephen Altro Date: November 14, 2002

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

______/s/ Tania M. Clarke ________________________ Name: Tania M. Clarke Date: November 14, 2002