Form 10-K/A
period 2000-12-31
GRAND TOYS INTERNATIONAL INC
filed 2003-08-14
CIK 814463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10- K/A - 3

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
Consents of Independent Auditors to incorporation by reference of financial statements

Exhibit Number

The exhibits were filed with the original filing.
**3.1	Articles of Incorporation, as amended
### 3.2	Certificate of Designations of Series A 5% Cumulative Convertible Redeemable Preferred Stock
***3.3	Amended and Restated by-laws
**4.1	Form of certificate evidencing shares of Common Stock
### 4.2	Form of Certificate of Designations of Series A Cumulative Convertible Redeemable Preferred Stock
*4.3	Form of Common Stock Warrant
*4.4	Form of Regulation S Common Stock Subscription Agreement
*10.1	Loan and Security Agreement dated as of February 17, 2000 by and between Limited Treasures, Inc. and the Company.
*10.2	Promissory note dated February 17, 2000, given by Limited Treasures, Inc. to the Company in the amount of US$ 700,000.
#10.3	Amended and Restated 1993 Stock Option Plan
*10.9	Lease of Dorval, Canada facility
*10.10	Lease of Mississauga, Canada facility
###10.11	Asset Purchase Agreement, dated as of January 1, 1999, by and among the Company, Ark Creations, Inc. (formerly Great American Acquisition Corp.), Ark Foundation LLC and Ofer Nissim
###10.12	Subordinated Promissory Note, dated January 1, 1999, given by Ark Creations, Inc.(formerly Great American Acquisition Corp.) to Ark Foundation in the amount of US$1,500,000
###10.13	Stock Pledge Agreement, dated as of January 1, 1999, in favor of Ark Foundation LLC by the Company
*11	Valuation and Qualifying Accounts and Allowances
*21	Subsidiaries of the Company
*23	Consent of KPMG LLP
*31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
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

Form 10 - K/A-3

of

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year

Ended December 31, 2000

Exhibit 31.1

Certification of Principal Executive Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

1. I have reviewed the annual report on Form 10-K of Grand Toys International , Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter [the registrant's fourth fiscal quarter in the case of an annual report], that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

:/s/ Stephen Altro

Stephen Altro

Date: August 14, 2003

Exhibit 31.2

Certification of Principal Financial Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

1. I have reviewed this annual report on Form 10-K of Grand Toys International , Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter [the registrant's fourth fiscal quarter in the case of an annual report], that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Tania M. Clarke

Tania M. Clarke

Date: August 14, 2003

EXHIBIT 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2000 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Stephen Altro Name: Stephen Altro Date: August 14, 2003

EXHIBIT 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2000 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Tania M. Clarke Name: Tania M. Clarke Date: August 14 2003