Form 10-K/A
period 2001-12-31
GRAND TOYS INTERNATIONAL INC
filed 2003-08-14
CIK 814463

FORM 10 - K/A - 3

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

EXHIBIT 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2001 of the Registrant (the "Report"):

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

EXHIBIT 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended December 31, 2001 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Tania M. Clarke Name: Tania M. Clarke Date: August 14, 2003