Form 10-Q/A
period 2002-09-30
GRAND TOYS INTERNATIONAL INC
filed 2003-08-14
CIK 814463

FORM 10-Q/A -3

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None

Exhibit 31.1

Certification of Principal Executive Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

1. I have reviewed the quarterly report on Form 10-Q of Grand Toys International , Inc.

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