Form 10-Q
period 2003-06-30
GRAND TOYS INTERNATIONAL INC
filed 2003-08-14
CIK 814463

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes X No _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of August 14, 2003: 2,752,254.

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended June 30, 2003

ITEMS IN FORM 10 - Q	PAGE

Part I - Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets
At June 30, 2003 and December 31, 2002

Consolidated Statements of Operations
For the three Month and Six Month Periods ended June 30, 2003 and 2002

Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Six Month Period ended June 30, 2003

Consolidated Statements of Cash Flows
For the Six Month Period ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures

Part II - Other Information

Item 1. Legal proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Short-term deposit (note 13(b))	$ 500,000	$ 500,000
Accounts receivable (net of allowance for
doubtful accounts of $14,842; 2002 - $12,677)	1,320,276	1,866,110
Current portion of loan receivable (note 2)	156,687	212,739
Due from employees and affiliated company	4,439	7,595
Inventory	2,158,190	1,148,220
Income taxes recoverable	4,024	-
Prepaid expenses (note 3)	568,906	453,951
Total current assets	4,712,522	4,188,615

Note receivable (note 9)	627,514	884,877

Loan receivable (note 2)	302,895	335,981

Other assets (note 4)	21,609	41,244

Equipment and leasehold improvements, net (note 5)	258,426	252,854

Total assets	$ 5,922,966	$ 5,703,571

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets
	June 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$ 465,760	$ 1,130,745
Trade accounts payable	869,463	880,028
Other accounts payable and accrued liabilities	503,835	335,157
Loan payable to a director (note 13(b))	257,438	250,000
Royalties payable	42,504	15,052
Total current liabilities	2,139,000	2,610,982

Deferred gain (note 9)	265,073	497,800

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,752,554 shares issued and outstanding	2,753	2,763
(2002-2,762,698 shares)
	2,753	2,763
Additional paid-in capital	22,624,972	22,634,617
Deficit	(18,439,184)	(19,080,756)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(669,748)	(961,935)
	3,518,793	2,594,689

Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders' equity	$ 5,922,966	$ 5,703,571

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations, (Unaudited)

	For the three months ended		For the six months ended
		June 30,		June 30,
	2003	2002	2003	2002
Net sales	$ 2,647,658	$ 3,419,749	$ 5,598,753	$ 5,682,555

Cost of goods sold	1,396,821	2,148,916	3,086,339	3,594,187
Gross profit	1,250,837	1,270,833	2,512,414	2,088,368

Operating expenses:
General and administrative	737,448	786,155	1,310,304	1,567,875
Salaries and fringe benefits	378,927	503,989	673,629	951,733
Royalties	57,871	68,359	127,766	118,181
Bad debt expense	18,848	(2,023)	29,449	14,722
Depreciation and amortization	17,514	22,880	33,933	44,584
Foreign exchange (gain) loss	(31,577)	(10,380)	(90,720)	4,604
Interest expense	26,471	12,108	47,208	36,955
Interest revenue	(13,431)	(19,015)	(28,325)	(36,175)
	1,192,071	1,362,073	2,103,244	2,702,479
Earnings (loss) before income taxes	58,766	(91,240)	409,170	(614,111)

Income tax expense (recovery):	-	161	325	(15,664)
Earnings (loss) from continuing operations	58,766	(91,079)	408,845	(629,775)

Discontinued operations:
Gain on sale of discontinued operations	129,725	149,541	232,727	149,541
Loss from discontinued operations	-	(34,724)	-	(66,492)
Net earnings (loss)	$ 188,491	$ 23,738	$ 641,572	$ (546,726)
Earnings (loss) per share (note 10):

Continuing operations:
Basic	$ 0.02	$ (0.06)	$ 0.15	$ (0.43)
Diluted	0.01	(0.03)	0.07	(0.43)

Discontinued operations:
Basic	0.05	0.08	0.08	0.06
Diluted	0.02	0.04	0.04	0.06

Net earnings (loss):
Basic	0.07	0.02	0.23	(0.37)
Diluted	$ 0.03	$ 0.01	$ 0.11	$ (0.37)

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2003	$2,763	$22,634,617	$ (19,080,756)	$ (961,935)	$2,594,689

Net earnings for the period	-	-	641,572	-	641,572
Foreign currency adjustment	-	-	-	292,187	292,187

Total comprehensive income					933,759

Reverse share issuance
(note 7(d))	(10)	(12,972)	-	-	(12,982)

Compensation expense	-	3,327	-	-	3,327
June 30, 2003	$2,753	$ 22,624,972	$ (18,439,184)	$ (669,748)	$ 3,518,793

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)

For the six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$ 408,845	$ (629,775)
Adjustments for:
Depreciation and amortization	33,933	44,584
Compensation expense	1,615	(11,444)
Net change in operating working capital
items (note 11)	(54,194)	(4,471)
Net cash provided by (used for) operating activities from
continuing operations	390,199	(601,106)
Discontinued operations:
Net loss from discontinued operations	-	(66,492)
Adjustments for:
Gain on sale of discontinued operations, net of
cash received in July 2003	(113,331)	(149,541)
Depreciation	-	3,281
Net change in operating working capital items (note 11)	-	239,289
Net cash (used for ) provided by operating activities of
discontinued operations	(113,331)	26,537
Net cash provided by (used for) operating activities	276,868	(574,569)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(713,704)	541,212
Decrease in loan payable to a director	(32,619)	-
Decrease in due from employees and affiliated company	4,121	(133)
Reversal of share issuance	(12,982)	-
Share issuance proceeds (note 7 (c))	-	115,000
Decrease in assets of discontinued operations	-	(130,372)
Other	1,512	16,543
Net cash (used for) provided by financing activities	(753,672)	542,250

Cash flows from investing activities:
Purchase of short term deposit (note 13(b))	-	(250,000)
Loan receivable	89,138	95,068
Proceeds of note receivable	370,694	-
Decrease in other assets	19,965	77,214
Decrease in other assets of discontinued operations	-	129,462
Additions to equipment and leasehold improvements	(2,993)	(19,425)
Net cash provided by investing activities	476,804	32,319
Net change in cash, being cash at end of year	$ -	$ -

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

  Prepaid royalties relate to licensing agreements for character properties. These licensing agreements can extend up to three years. Total expense for the period ended June 30, 2003 was $127,767 (2002 - $118,181) and it is shown as royalty expense in the Statements of Operations.

  Other assets:

  Prepaid royalties are capitalized and written off over the term of the related agreements.

  Product development costs for proprietary product lines are capitalized and written off over a period of twenty-four months, the estimated life of a new product. If a product is abandoned, the related costs are written off immediately.

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Unaudited Consolidated Financial Statement

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

    Diluted earnings per share gives effect to all potentially dilutive common shares that existed at June 30, 2003.

  Advertising and Promotion:

All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the period ended June 30, 2003 and 2002 were $294,707 and $273,386. These expenses include media and cooperative advertising and are shown as part of general and administrative expenses in the financial statements.

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

In June 2001, the Company was successful in obtaining judgement against Limited Treasures for $775,000 repayable over 42 months commencing June 2001, ending May 2005. Interest is charged at a rate of 9% per annum. In April 2003, the interest rate charged was revised to 6% per annum and the monthly payment was reduced to $15,000. As a result of these changes, the final payment in May 2005 will be $165,789.34.

Details are as follows:

	June 30, 2003	December 31,2002
Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per
month until March 2003 and $15,000 per month thereafter	$ 459,582	$ 548,720
Less current portion	156,687	212,739
	$ 302,895	$ 335,981

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Prepaid expenses:

	June 30, 2003	December 31,2002
Prepaid inventory	$ 71,095	$ 16,580
Royalties	114,324	141,067
Insurance	317,379	269,060
Other	66,108	27,244
	$ 568,906	$ 453,951

  Other assets:

	June 30, 2003	December 31,2002
Prepaid royalties	$134,502	$179,630
Product development costs	4,850	5,605
	139,352	185,235
Less current portion, included in prepaid expenses	117,743	143,991
	$ 21,609	$41,244

  Equipment and leasehold improvements:

	June 30, 2003		December 31, 2002
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$1,424,392	$1,262,692	$1,214,122	$1,054,679
Machinery and equipment	521,702	491,546	449,837	418,560
Furniture and fixtures	536,625	514,229	459,682	437,709
Trucks and automobiles	90,688	90,164	77,461	76,935
Telephone equipment	55,903	47,460	48,595	40,183
Leasehold improvements	279,935	244,728	239,106	207,883
	$2,909,245	$2,650,819	$2,488,803	$2,235,949

Net book value	$ 258,426		$ 252,854

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Unaudited Consolidated Financial Statements

  Bank indebtedness:

The Company has a line of credit to finance its inventory and accounts receivable providing for advances of up to $2,542,000 (Cdn$3,425,000). An additional amount of $56,000 (Cdn$75,000) was advanced in 2001 to the Company based on the value of certain of its equipment. The receivable loan has a discount fee of 2% and both the inventory loan and the equipment loan bear interest at Canadian prime plus 7.5%. The latter is being repaid through monthly capital repayments of $1,400 (Cdn$1,875). The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

The loan is secured by a first ranking movable hypothec in the principal amount of $2,968,500 (Cdn $4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.

The Company had approximately $1,143,953 of credit available as at June 30, 2003.

There are no debt covenants or cross-default provisions.

  Capital stock

    Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. There are no shares issued and outstanding at June 30, 2003.

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

    April 2003

10,144 shares were cancelled as a result of a court settlement.

  A summary of the number of shares of common stock outstanding and share transactions since January 1, 2002 is as follows:

January 1, 2002	1,285,119
Share issuance on settlement of shortfall on share conversion	242,213
Share issuance related to private placement	915,000
Share issuance on settlement of consulting fees	57,787
Share issuance on settlement of outstanding liabilities	262,579
December 31, 2002	2,762,698
Reversal of share issuance related to the settlement of an outstanding liability	(10,144)
June 30, 2003	2,752,554

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2003	124,935	196,000	3,157,143	3,478,078	$ 0.46

Granted	1,750	-	-	1,750	2.34
Cancelled	(1,375)	-	-	(1,375)	1.25
Options outstanding
at June 30, 2003	125,310	196,000	3,157,143	3,478,453	$ 0.47

Options exercisable
at June 30, 2003	9,325	126,000	55,000	190,325	$ 3.25

The following table summarizes information about options and warrants outstanding and exercisable at June 30, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number	Weighted-average exercise price	Weighted-average remaining contractual life (yrs)	Number	Weighted-average exercise price

$0.01 - $1.96	3,078,310	$0.12	8.40	171,075	$0.98
$2.12 - $2.99	383,643	2.13	1.23	2,750	2.52
$5.62 - $11.00	1,000	7.78	7.08	1,000	7.78
$16.00 - $87.60	15,500	28.13	4.87	15,500	28.13

	3,478,453	$0.47	7.59	190,325	$3.25

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro-forma earnings (losses) utilizing the fair value assumptions noted below for the six-month period ended June 30, 2003 and the years 2002 and 2001 would be $638,220, $(4,988,982) and $(1,831,049) respectively. Furthermore, pro-forma earnings (loss) per share would be $0.23, $(2.42) and $(1.55) respectively.

The fair value for options granted to employees and non-employees was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.92% (5.63% in 2002, and 2.57% in 2001) volatility factor of the expected market price of the Company's common stock of 149% (149% in 2002 and 154% in 2001) and a weighted average expected life of the option of 3 years, (3 years in 2002 and 2001), with no dividends. The weighted-average grant date fair values of options and warrants granted for June 30, 2003 and the years 2002 and 2001 are $1.91, $1.47 and $1.14, respectively.

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

As of June 14, 2002, the Company recorded a gain on the sale of $761,584, of which $612,006 was deferred. At December 31, 2002, $497,800 had been deferred and $263,784 was recorded in the statement of operations since cash was collected on the promissory note. At June 30, 2003, the deferred gain was $265,073. The gain of $232,727 recognized in the statement of operations is the amount earned in the six months ended June 30, 2003.

The statement of operations for Sababa for the six months ended June 30, 2002 has been classified as discontinued operations.

Details of the statement of operations of Sababa, for the period ended June 30, 2002 are as follows:

June 30 , 2002)
(6 months
Net sales	$ 536,120
Cost of goods sold	238,979
Gross profit	297,141
Expenses:
Operating	359,411
Depreciation	3,281
Interest expense	616
Total expenses	363,308
Loss before income taxes	(66,167)
Income tax expense	325
Net loss	$ (66,492)

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended June 30, 2003
Basic EPS
Earnings from continuing operations	$58,766	2,752,254	$0.02
Earnings from discontinued operations	129,725	2,752,254	0.05
Earnings applicable to common
stockholders	188,491	2,752,254	0.07

Diluted EPS
Earnings from continuing operations	58,766	5,690,853	0.01
Earnings from discontinued operations	129,725	5,690,853	0.02
Earnings applicable to common
stockholders and assumed
conversions	$188,491	5,690,853	$0.03

	Income (numerator)	Shares (denominator)	Per Share Amount

Six months ended June 30, 2003
Basic EPS
Earnings from continuing operations	$408,845	2,752,254	$ 0.15
Earnings from discontinued operations	232,727	2,752,254	0.08
Earnings applicable to common
stockholders	641,572	2,752,254	0.23

Diluted EPS
Earnings from continuing operations	408,845	5,690,853	0.07
Earnings from discontinued operations	232,727	5,690,853	0.04
Earnings applicable to common
stockholders and assumed
conversions	641,572	5,690,853	0.11

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended June 30, 2002
Basic EPS
From continuing operations	$ (91,079)	1,547,442	$(0.06)
Discontinued operations	114,817	1,547,442	0.08
Earnings available to common
stockholders	23,738	1,547,442	0.02
Diluted EPS
From continuing operations	(91,079)	2,603,137	(0.03)
Discontinued operations	114,817	2,603,137	0.04
Earnings available to common
stockholders and assumed
conversions	$23,738	2,603,137	$ 0.01

	Income (numerator)	Shares (denominator)	Per Share Amount

Six months ended June 30, 2002
Basic and Diluted EPS
From continuing operations	$ (629,775)	1,461,165	$ (0.43)
Discontinued operations	83,049	1,461,165	0.06

Earnings available to common
stockholders	(546,726)	1,461,165	(0.37)

  Options and warrants to purchase 93,375 shares for the quarter ended June 30, 2003 (June 2002 - 511,768) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Options and warrants to purchase 93,375 shares for the period ended June 30, 2003 (June 2002 - 3,409,328) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Unaudited Consolidated Financial Statements

  Changes in operating working capital items:

For the six months ended June 30,
	2003	2002

Continuing operations:
Decrease (increase) in accounts receivable	$782,655	$ (282,321)
Increase in inventory	(765,937)	(398,840)
(Increase) decrease in income taxes recoverable	(3,723)	146,924
(Increase) decrease in prepaid expenses	(75,625)	107,793
Decrease in trade accounts payable	(137,925)	(43,541)
Increase in other accounts payable and accrued liabilities	122,089	473,195
Increase (decrease) in royalties payable	24,272	(4,469)
Decrease in income taxes payable	-	(3,212)
	$ (54,194)	$(4,471)

For the six months ended June 30,
	2003	2002

Discontinued operations:
Decrease in accounts receivable	$ -	$203,158
Decrease in inventory	-	465,676
Decrease in prepaid expenses and deposits	-	83,269
Decrease in accounts payable
and accrued liabilities	-	(512,814)
	$ -	$239,289

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2003	$ 146,000
2004	288,000
2005	284,000
2006	283,000
2007	275,000
$ 1,276,000

  Rent expense for the period ended June 30, 2003, and 2002 amounted to approximately $61,197 and $86,325 respectively.

  Contingencies:

  Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

  The Company's Canadian subsidiary is also contingently liable for an outstanding letter of credit of $500,000 as at June 30, 2003. The short-term deposit has been pledged as collateral for this letter of credit.

  On May 21, 2003, the Company was named in a lawsuit for an alleged defective product causing personal injury. A defense has been filed. At this point in time, it is difficult to ascertain or estimate the value of a settlement, if any.

  Segment information:

  Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items. Approximately 97% of total sales are to Canadian customers. The majority of long-lived assets are located in Canada.
  Other information:

	June 30, 2003		June 30, 2002
	Revenue	%	Revenue	%
Customer A	$ 1,175,800	21	$ 2,273,000	40
B	951,800	17	966,000	17
C	559,900	10	398,000	7
D	279,900	5	284,000	5
E	279,900	5	227,000	4
All other	2,351,453	42	1,534,555	27
	$ 5,598,753	100	$ 5,682,555	100

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 77% of gross sales for the period ended June 30, 2003. The Company's two largest suppliers accounted for 76% of gross sales for the period ended June 30, 2002.

  Related party transactions:

During the period, the Company paid $42,743 (2002 - $39,520) in consulting fees to two shareholders.

  Financial instruments:

  Foreign currency risk management:

  From time to time the Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases. The contracts oblige the Company to buy US dollars in the future at predetermined exchange rates. The contracts are not used for trading purposes. The Company's policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season. Gains and losses on forward exchange contracts are recorded in income and generally offset transaction gains or losses on the foreign

  At June 30, 2003, the Company had no contracts to purchase US dollars.

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

  Credit risk and economic dependence:

For the period ended June 30, 2003, approximately 58% (December 2002 - 69%; 2001 - 67%) of the Company's sales were made to five unrelated companies. Three customers representing approximately 48% (December 2002 - 60%; 2001 - 57%) of total sales, individually accounted for 10% or more (2002 - 10%; 2001 - 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Interest rate risk:

The company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at a floating rate.

  Supplemental disclosure of cash flow information:

For the six months ended June 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 47,208	$ 36,955
Income taxes	325	15,664
Non-cash transactions:
Reduction in shortfall on share conversion
through the insurance of common stock	-	581,310

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

As part of its restructuring plan, the Company has significantly reduced its operating costs, by closing one of its Canadian locations, sub-letting a portion of the Company's main facility and consolidating its U.S. operations into the Canadian subsidiary. In addition, the Company continues to add profitable new product lines, and focuses on strong retail sell-through. At this time, based on 2003 forecasts, the current credit facility appears to be sufficient to meet the Company's working capital needs. For the second quarter of 2003, the Company is reporting net earnings as a result of the implementation of its restructuring efforts.

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

All amounts are in US Dollars ($) unless otherwise noted.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002
	%			%
Net sales	100.00	100.00	100.00	100.00
Cost of goods sold	52.76	62.84	55.13	63.25
Gross profit	47.24	37.16	44.87	36.75
Operating expenses:
General and administrative	27.85	22.99	23.4	27.59
Salaries and fringe benefits	14.31	14.74	12.03	16.75
Royalties	2.19	2.00	2.28	2.08
Bad debt expense (recovery)	0.71	(0.06)	0.53	0.26
Depreciation and amortization	0.66	0.67	0.61	0.78
Foreign exchange (gain) loss	(1.19)	(0.30)	(1.62)	0.08
Interest expense	1.00	0.35	0.84	0.65
Interest revenue	(0.51)	(0.56)	(0.50)	(0.64)
Total operating expenses	45.02	39.83	37.57	47.55
Earnings (loss) before income taxes	2.22	(2.67)	7.3	(10.80)

Earnings (loss) from continuing operations	2.22	(2.67)	7.3	(11.08)
Discontinued operations:
Gain on sale of discontinued operations	4.90	4.37	4.16	2.63
Loss from discontinued operations	-	(1.01)	-	(1.17)
Net earnings (loss)	7.12	0.69	11.46	(9.62)

GRAND TOYS INTERNATIONAL, INC.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002:

Net Earnings:

Net earnings for the second quarter of 2003 were $188,491, or $0.07 per share, as compared to net earnings of $23,738, or $0.02 per share, for the second quarter of 2002.

Net earnings increased by $164,753 as a result of reduction in expenses and the recognition of a gain on discontinued operations. Without this gain, the Company would have net earnings of $58,766 or $0.02 per share.

Net Sales:

Net sales decreased for the second quarter of 2003 by $772,091, or by 22.58%, to $2,647,658 from $3,419,749 for the second quarter of 2002. In the second quarter of 2002, the Spider-Man Movie product line was introduced to the trade and was very successful. During the second quarter of 2003, this product line levelled off, and therefore the related sales are less in 2003, thereby explaining the decrease.

The net sales of new product lines, such as Art -Xpress, Astro Jax and Hulk helped to offset the decrease in net sales. In addition, there was an increase in sales of the Lord of the Rings product line in the current quarter as compared to the second quarter of 2002.

Gross Profit:

Gross profit for the Company decreased during the second quarter of 2003 by $19,996 compared to the prior quarter. As a percentage of sales, gross profit increased from 37.16% in the second quarter of 2002 to 47.24% in the second quarter of 2003.

Gross profit percentage increased as a result of the sales and product mix in the second quarter 2003, which is primarily due to the addition of higher margin product lines. The Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control further contributed to this increase in gross margins.

General and Administrative Expenses:

The decrease of 6.20% in general and administrative expenses of $48,707 to $737,448, in the second quarter of 2003, from $786,155 in the second quarter, of 2002, was due to an overall decrease in overhead accounts as a result of the restructuring plan implemented in 2002.

Expense reductions were realized in overhead expenses as a result of the closure of the Company's two locations in 2002.

Advertising expense increased in the quarter as a result of the Company promoting it's new product lines.

Salaries and Fringe benefits:

As a result of the 2002 restructuring plan, salaries and fringe benefits expenses were reduced by 24.81%, from $503,989 for June 30, 2002 to $378,927 for the current period. The decrease in salaries and fringe benefits expenses was a result of the reduction in head count as a result of the closing of the Company's two locations in 2002.

Foreign Exchange (gain) loss:

As a result of the strengthening of the Canadian dollar in the second quarter of 2003, the Company reported a gain of $31,577 as compared to a gain of $10,380 in the second quarter of 2002.

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

As of June 14, 2002 the Company recognized a gain on the sale of $761,584. As of December 31, 2002, $263,784 was recorded in the Statement of Operations. For the second quarter of 2003, the Company recorded a gain of $129,725. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002:

Net Earnings:

Net earnings for the first six months of 2003 were $641,572 or $0.23 per share, as compared to a net loss of $546,726, or ($0.37) per share, for the same period last year.

Net earnings increased by $1,188,298 as a result of increases in gross margins, reduction in expenses and the recognition of a gain on discontinued operations. Without this gain, the Company would have net earnings of $408,845 or $0.15 per share.

Net Sales:

Net sales decreased for the first six months of 2003 by $83,802, or by 1.47%, to $5,598,753 from $5,682,555 for the same period last year. In the first half of 2002, the Spider-Man Movie product line was introduced to the trade and was very successful. During the first half of 2003, this product line levelled off, and therefore the related sales are less in 2003, thereby explaining the decrease.

The net sales of new product lines, such as Art-Xpress, Astro Jax and Hulk helped to offset the decrease in net sales. In addition, there was an increase in the Lord of the Rings product line in the first half of 2003 as compared to the same period in 2002.

Gross Profit:

Gross profit for the Company increased during the first six months of 2003 by $424,046 compared to the same period last year. As a percentage of sales, gross profit increased from 36.75% in the first six months of 2002 to 44.87% in the first six months of 2003.

Gross profit increased as a result of the sales and product mix in the first six months of 2003, which is primarily due to the addition of higher margin product lines. The Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control further contributed to this increase in gross margins.

General and Administrative Expenses:

The decrease of 16.43% in general and administrative expenses of $257,571 to $1,310,304 in the first six months of 2003, from $1,567,875 in the first six months of 2002, was due to an overall decrease in overhead accounts as a result of the restructuring plan implemented in 2002.

Expense reductions were realized in overhead expenses as a result of the closure of the Company's two locations in 2002.

Salaries and Fringe benefits:

As a result of the restructuring plan in 2002, salaries and fringe benefits expenses were reduced by 29.22%, from $951,733 for the first six months of 2002 to $673,629 for the current period. The decrease in salaries and fringe benefits expenses was a result of the reduction in head count as a result of the closing of the Company's two locations in 2002.

Foreign Exchange (gain) loss:

As a result of the strengthening of the Canadian dollar in the first six months of 2003, the Company reported a gain of $90,720 as compared to a loss of $4,604 in the same period last year.

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

As of June 14, 2002 the Company recognized a gain on the sale of $761,584. As of December 31, 2002, $263,784 was recorded in the Statement of Operations. For the first six months of 2003, the Company recorded a gain of $232,727. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under its line of credit facility with Montcap Financial Inc., and by cash flow from operations. In the past, it has also supplemented those sources through the sales of equity securities.

In May 2002, the Company increased the maximum availability under its lines of credit to $2,598,000 from $1,569,563.

Accounts receivable at June 30, 2003 were $1,320,276 compared to $1,866,110 at December 31, 2002. The sales were mainly to mass retailers. Inventory at June 30, 2003 increased to $2,158,190 from $1,148,220 at December 31, 2002.

Working capital increased from $1,577,633 at December 31, 2002 to $2,573,522 at June 30, 2003. Net cash provided by operating activities was $276,868 in 2003 compared to net cash used for operating activities of $574,569 in 2002. Cash for additions to equipment and leasehold improvements was $2,993 in 2003 compared to $19,425 for 2002.

The Company's accounts receivable level is subject to significant seasonal variations due to the seasonality of sales. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations.

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

Risk Factors

Doubts about our ability to continue as a going concern could have a material adverse effect on our stock price and the liquidity of our shares

In our audited financial statements for the year ended December 31, 2002, we recognized that we had certain issues which raised substantial doubt about our ability to continue as a going concern. The reasons cited were our recurring losses and the insufficiency of our line of credit to fund our operations. This was noted in KPMG's audit report on those financial statements. Since mid 2002, we have implemented a plan to stem our losses and return to profitability and have secured an increase in our line of credit. Based on 2003 forecasts, the current line of credit appears sufficient to meet our working capital needs. For the first quarter ended March 31, 2003, the Company did not include a going concern note as a result of the Company reporting earnings for the quarter coupled with the belief that the current credit facility would be sufficient to meet corporate needs. As a consequence, we do not know if KPMG will again make reference to this issue in their audit opinion on our financial statements for the year ended December 31, 2003. If doubts about our ability to continue as a going concern persist, it may have an adverse impact on investors' willingness to invest in our stock which would negatively impact the price and liquidity of our shares.

We have a recent history of losses and we do not know when or if we will return to profitability

We incurred net losses of $826,848 for the year ended December 31, 2002, $1,371,492 for the year ended December 31, 2001, and $10,156,713 for the year ended December 31, 2000. We have not reported an annual profit since the year ended December 31, 1997. We have recently begun to implement a plan to return to profitability. Over the course of 2002 and 2001 we have focused on products with higher profit margins and have reduced expenses. This has resulted in improved performance and, even though we reported net earnings of $453,082 for the quarter ended March 31, 2003, we still do not expect to achieve profitability for the year ending December 31, 2003. Moreover, we cannot be sure that our efforts will result in our return to profitability on an annual basis in the future.

If we do not secure additional financing, we will not be able to execute our new plan to return to profitability

During 2001, we secured a new line of credit to finance our inventory and accounts receivable and we also realized net proceeds from the sale of our common stock and warrants. During 2002, our total line of credit was increased. These sources of financing, however, are not sufficient to fully implement our business plan. To the extent that we will be required to fund operating losses, our financial position will deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders will likely result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business.

An inability to obtain additional financing could adversely impact our ability to expand into the U.S. market

We believe that in order to achieve our long-term expansion objectives and to enhance our competitive position in the U.S. market, we will need additional financial resources over the next several years. The precise amount and timing of our future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for our products and the management of our working capital. We may not be able to obtain additional financing on acceptable terms, or at all. If we are unable to obtain sufficient capital, we could be required to curtail our expansion plans.

Our shares may not continue to be listed on the Nasdaq Small Cap Stock Market which could adversely affect the price and liquidity of our stock and our ability to obtain financing in the future

During 2001, we were advised by Nasdaq that it intended to delist our shares from trading on the Nasdaq SmallCap Stock Market because we failed to meet the standards for continued listing on the Nasdaq Small Cap. Among the reasons cited were the fact our stock price was below the minimum standard of $1.00 per share, our net tangible assets were below the minimum standard of $2,000,000 and the market value of our public float was also below the minimum required standard. We appealed and were successful in implementing a plan to regain compliance with the standards for continued listing. On November 26, 2002, the Nasdaq panel advised us that the temporary exception under which our shares had continued to be listed had become permanent since we had complied with the Nasdaq requirements for continued listing. There can be no assurance that we will be able to meet the requirements for continued listing or that we could successfully appeal another delisting determination. If our shares were delisted, we might be able to have our shares listed for quotation on the OTC Bulletin Board. However, the failure to have our shares quoted on the Nasdaq SmallCap market would likely have an adverse impact on the price and liquidity of our shares and our ability to obtain financing in the future.

Our management exercises substantial control over our business

As of February 28, 2003, our directors and executive officers beneficially owned, in the aggregate, 1,942,999 shares of our common stock, representing approximately 59% of the common stock outstanding. Accordingly, if these persons act together, they exercise absolute control over matters requiring approval of our stockholders, including the election of our board of directors.

We may not be able to retain the key personnel we need to succeed

Our success is dependent on the expertise, experience and continued services of our senior management employees. Most decisions concerning our business are made or significantly influenced by them. We do not maintain "key man" insurance on the life of any of these persons. In the event of the loss of any of our senior management employees, no assurances can be given that we will be able to obtain the services of an adequate replacement.

The issuance of shares of common stock upon the exercise of options and warrants will cause dilution to our current stockholders and the prevailing market price for our common stock may be materially and adversely affected by the addition of a substantial number of shares

We are authorized to issue 12,500,000 shares of common stock, of which 2,762,698 shares are outstanding. In addition:

    156,559 shares are issuable upon the exercise of currently outstanding options granted under our Amended and Restated 1993 Stock Option Plan the sale of which have been registered on either a registration statement on Form S-8 or on this prospectus;

    157,500 shares are issuable upon the exercise of options granted outside our 1993 Stock Option Plan; and

    3,157,144 shares are issuable upon the exercise of currently outstanding warrants.

If and when we issue these shares, the percentage of common stock owned by each stockholder would be diluted. Moreover, the prevailing market price for the common stock may be materially and adversely affected by the addition of a substantial number of shares, including the shares offered by this prospectus, into the market.

A few customers account for a large portion of our net sales and a substantial reduction in or termination of orders from our large customers could adversely affect our business, financial condition and results of operations

Our four largest customers accounted for approximately 65% of our net sales in 2002. As of June 30, 2003, these customers accounted for approximately 53% of our net sales. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking a reduction in prices, financial incentives, a change in other terms of sale or on us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations.

A limited number of our product lines account for a substantial portion of our net sales which may adversely affect our business, financial condition and results of operations

We derive a substantial portion of our net sales from a limited number of product lines. Sales of our Toy Biz product line represented approximately 67% of our net sales in 2002. As of June 30, 2003, the Toy Biz product line represented approximately 57% of net sales for the first half of June 2003. As of December 31, 2001, our written distribution agreement with Toy Biz expired. However, we have continued to distribute the product lines carried by Toy Biz during 2002 and 2003. We cannot assure you that we will be able to retain the right to distribute this product line or, even if we are, that any of the products in this branded product line will retain their current popularity. The loss of our distribution rights for any of these product lines or the decrease in the popularity of any one of these branded product line would adversely affect our business, financial condition and results of operations.

Our attempts to acquire other companies may not prove fruitful and could have an adverse effect on our liquidity and earnings

We may, at times, become involved in discussions about acquiring other companies. Our experience in the past has been that this process takes a significant amount of management time and effort. New acquisition discussions will likely distract our management from our day-to-day operations. Even if we do find companies that are worth acquiring, it may be extremely difficult to integrate their operations into our existing operations. In addition, there is no guaranty that our acquisitions will be financially successful. Thus, any such acquisition could have an adverse effect on our liquidity and earnings.

The life cycle for toy products is usually very short and our business may be adversely affected by our inability to secure the right to distribute new products

As a result of changing consumer preferences, many toy products are successfully marketed for only one or two years. There can be no assurances that any of our current products or product lines will continue to be popular for any significant period of time;

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

Consumer preferences are difficult to predict and the introduction of new products is critical to the toy industry

Our business and operating results depend largely upon the appeal of our toy products. A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on our business, financial condition and results of operations. Our continued success will depend on our ability to redesign, restyle and extend our existing toy products and fashion accessories and to develop, introduce and gain customer acceptance of new products. However consumer preferences with respect to toy products and fashion accessories are continuously changing and are difficult to predict.

Certain relationships among our management and affiliates create various potential and actual conflicts of interest and could adversely affect our business

Although it is our policy that all transactions with and loans to our affiliates be made on similar terms to those that can be obtained from unaffiliated third parties and for such transactions to be approved by a majority of our directors who do not have an interest in the transaction, certain situations may arise in the future where an interested party would be required to vote on actions that could benefit such person and negatively impact Grand, or vice versa.

Non-compliance with government regulation could seriously harm our business

Most of our business is currently conducted in Canada. We are subject to the provisions of various laws, certain of which have been enacted by the federal government of Canada, the Province of Quebec and other Canadian provinces. The laws of Canada include the Hazardous Products Act which empowers the government to protect children from hazardous toys and other articles. Under that legislation, the government has the authority to exclude from the market those products which are found to be hazardous. We are also subject to the Consumer Packaging and Labeling Act enacted by the government of Canada, which legislation prohibits the importation of prepackaged items and the sale or importation or advertising of items which have misleading information on their labels. As a result, if any of these Canadian governmental entities should allege that any of our products are hazardous to children or the packaging is misleading, whether or not such items are dangerous or misleading, we could be precluded from selling entire lines of toys until a full investigation is completed. In such case, even if we were to prevail, a significant portion of the value of the entire line could be lost during a time-consuming investigation because, as discussed above, the life cycle for toy products is usually very short.

We face substantial competition in the toy distribution industry

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

We may be adversely effected by the seasonal aspect of our business

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season from September through December when the majority of our sales take place. Further, the impact of seasonality is increasing as large retailers become more efficient in their control of inventory levels through quick response management techniques. These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occur during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier. The limited inventory carried by retailers may also reduce or delay retail sales. Additionally, the logistics of supplying more and more product within shorter time periods will increase the risk that we may fail to achieve tight and compressed shipping schedules. This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. Our failure to accurately predict and respond to consumer demand could result in our underproducing popular items and overproducing less popular items.

The market price of our common stock has been and will continue to be volatile

Market prices of the securities of toy companies are often volatile and our historical stock price has reflected this volatility. The market price of our common stock may be affected by many factors, including: fluctuations in our financial results; the actions of our customers and competitors (including new product line announcements and introductions); new regulations affecting foreign manufacturing; other factors affecting the toy industry in general; and sales of our common stock into the public market. In addition, the stock market periodically has experienced significant price and volume fluctuations which may have been unrelated to the operating performance of particular companies.

The issuance of blank check preferred stock may also impact the value of our shares

We are authorized to issue 5,000,000 shares of "blank check" preferred stock, which is preferred stock that may be issued from time to time in such classes or series and with such terms, rights and preferences as the board of directors may choose. All of these shares may be issued in the discretion of our board of directors, without the approval of our stockholders, with dividend, liquidation, conversion, voting or other rights, which could negatively affect the voting power or other rights of owners of our common stock or other series of preferred stock.

Our ability to issue "blank check" preferred stock could prevent or delay takeovers

Our preferred stock can be designated in a manner that could delay or impede a merger, tender offer or other transactions resulting in a change in control, even if such a transaction would have significant benefits to our stockholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We do not expect to pay dividends on our stock

We have not paid any cash or other dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. In addition, our current credit agreement with our bank restricts the payment of any dividends without the bank's prior consent.

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

Item 4. Controls and Procedures.

As of June 30, 2003 (the end of the period covered by this report), the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

Part II: Other Information

Item 1. Legal proceedings

On May 21, 2003, the Company was named in a lawsuit for an alleged defective product causing personal injury. A defense has been filed. At this point in time, it is difficult to ascertain or estimate the value of a settlement, if any.

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

(a) Exhibits.

10.1 Amendment to Stipulation of Settlement.

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

(b) Reports on Form 8-K

8-K filed on May 15, 2003.

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003

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

Dated: August 14, 2003

GRAND TOYS INTERNATIONAL, INC.
By: /s/ Stephen Altro
Stephen Altro
Interim President and Chief Executive Officer

By: /s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Exhibit 10.1

AMENDMENT TO STIPULATION OF SETTLEMENT

THIS AMENDMENT TO STIPULATION OF SETTLEMENT ("Amendment") is entered into as of the ______ day of June, 2003 among GRAND TOYS INTERNATIONAL, INC. ("GRAND"), and DANIEL ATKINS, MARK ATKINS, TERESA ATKINS, DOUGLAS ATKINS and BRUCE MINOR (collectively, the "Defendants").

RECITALS

    Grand and Defendants entered into that certain Stipulation of Settlement dated as of June 28, 2001 pursuant to which Grand and Defendants, inter alia, stipulated and agreed to: (i) the settlement of all claims of Grand against Limited Treasures, Inc. ("Limited") and the Defendants for the sum of $775,000 (the "Settlement Obligation") and; (ii) the terms upon which the Defendants would satisfy the Settlement Obligation (the "Payment Terms").

    Defendants are in default of the Payment Terms under the Stipulation of Settlement.

    Upon the terms and subject to the conditions herein, Grand and Defendants desire amicably to resolve finally any and all disputes between or among themselves that have arisen, or may arise, related to the Settlement Obligation and Payment Terms.

NOW, THEREFORE, in consideration of the above recitals and of the mutual promises and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Grand and the Defendants hereby agree as follows:

1. Ratification of Settlement Obligation. The total amount of principal and interest due and owing under the Stipulation of Settlement as of March 31, 2003, was $497,310.59. Defendants irrevocably and unconditionally acknowledge that, except as modified and amended hereby, the Stipulation of Settlement is in full force and effect and constitutes the valid, legal and binding obligations of Defendants and, except as modified hereby, the terms of the Stipulation and Settlement shall apply to this Amendment and are incorporated herein by reference.

2. Amendment of Stipulation of Settlement.

(a) Section 1(b) of the Stipulation of Settlement is amended in full to read as follows:

"(i) The sum of $15,000 per month for a period of twenty-six (26) consecutive months beginning on April 30, 2003, payable on the last day of each month, all as set forth on the revised amortization schedule annexed hereto as Annex B; and

(ii) The balance of $165,789.34, payable on May 30, 2005."

(b)Section 2 of the Stipulation of Settlement shall be amended in full to read as follows:

"(i) The Settlement Obligation shall bear interest at the rate of nine percent (9%) per annum through March 31, 2003.

(ii) Commencing as of April 30, 2003, the Settlement Obligation shall bear interest at the rate of six percent (6%) per annum which has been calculated into the revised amortization table annexed hereto as Annex B."

(a) Reaffirmation of Recitals. Recitals A through C are true and correct as of the date hereof, and form an integral part of this Amendment.

(b) Modification; No Waiver or Novation. Except as expressly set forth herein, this Amendment shall not constitute: (i) a waiver, release, amendment, or modification of, or agreement to forbear from exercising any rights, remedies, or causes of action which Grand may possess as of the date hereof or which arise or accrue after the date hereof, which arise out of, under or with respect to this Amendment, the Stipulation of Settlement or any document executed in connection therewith, other than as expressly set forth herein; (ii) an agreement to negotiate with one or more of the Defendants; (iii) an agreement to amend or modify the Stipulation of Stipulation; or (iv) a course of conduct or course of dealing relating to any one or more of the above.

(c) Liens. Defendants acknowledge and agree that until the satisfaction of the Payment Obligations, Grand's liens in certain assets of Defendants and Limited will continue to be valid, binding and enforceable liens which secure Defendants' obligations under the Stipulation of Settlement and this Amendment.

(d) No Defenses. Defendants do not have, nor shall have, any defense, counterclaim, offset, claim or demand which could be asserted to reduce or eliminate all or any part of any of their obligations under the Stipulation of Settlement and this Amendment, or which could be asserted to mitigate or excuse any defaults by Defendants in the payment or the performance of their obligations. Defendants will not assert any presently existing cause of action, claim, or demand against Grand, for any matter arising out of or in connection with the Stipulation of Settlement and this Amendment.

(a) This Amendment may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

(b) Except as specifically amended hereby, the terms and provisions of the Stipulation of Settlement are, and shall remain, in full force and effect. In the event of a conflict between the terms of the Stipulation of Settlement and this Amendment, this Amendment shall control.

(c) This Amendment is the result of negotiations between Defendants and Grand, and has (to the extent deemed necessary by each party) been reviewed by their respective counsel, and is the product of the efforts of all parties. No party's involvement in the preparation of this Amendment for the convenience of all parties shall be construed against such party solely by virtue of such preparation.

(d) This Amendment shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, excluding conflict of laws principles that would cause the application of laws of any other jurisdiction.

(e) The headings of the Sections hereof are for convenience only and without substantive meaning, and shall not be used in interpreting any provision of this Amendment.

(f) This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so delivered shall be deemed an original, but all of which counterparts shall constitute but one and the same instrument. Delivery of an executed counterpart of a signature page to this Amendment by facsimile transmission shall be effective as delivery of a manually executed counterpart thereof.

(g) Any provision of this Amendment may be amended by a written instrument signed by Defendants and Grand.

(h) Each party acknowledges that no other party, nor any agent or attorney of any party, has made any promise, representation or warranty whatsoever, express or implied, not expressly contained herein, concerning the subject matter hereto so as to induce such party to execute this Amendment, and each party acknowledges that he has not executed this Amendment in reliance upon any promise, representation or warranty not contained herein.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.
GRAND TOYS INTERNATIONAL, INC. By: /s/ Tania M. Clarke____ Name: Tania M. Clarke Title: Executive VP and CFO	_____/s/ Daniel Atkins_______________ DANIEL ATKINS
_____/s/ Mark Atkins________________ MARK ATKINS
_____/s/ Teresa Atkins_______________ TERESA ATKINS
_____/s/ Douglas Atkins______________ DOUGLAS ATKINS
_____/s/ Bruce Minor________________ BRUCE MINOR

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

Date:

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

Date:

/s/ Tania M. Clarke

Tania M. Clarke

Date: August 14, 2003

EXHIBIT 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2003 of the Registrant (the "Report"):

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

EXHIBIT 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Tania M. Clarke Name: Tania M. Clarke Date: August 14, 2003