Form 10-Q
period 2003-09-30
GRAND TOYS INTERNATIONAL INC
filed 2003-11-14
CIK 814463

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Yes X No _____

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of November 14, 2003: 2,835,244

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 - Q
Filed with the Securities and Exchange Commission
Period ended September 30, 2003

ITEMS IN FORM 10 - Q	PAGE

Part I - Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets
At September 30, 2003 and December 31, 2002	2-3

Consolidated Statements of Operations
For the three Month and Nine Month Periods ended September 30, 2003 and 2002	4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Nine Month Period ended September 30, 2003	5

Consolidated Statements of Cash Flows
For the Nine Month Period ended September 30, 2003 and 2002	6

Notes to Consolidated Financial Statements	7-19

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	20-30
Item 3. Quantitative and Qualitative Disclosures About Market Risks	30
Item 4. Controls and Procedures	30-31

Part II - Other Information

Item 1. Legal proceedings	31
Item 2. Changes in Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits and Reports on Form 8-K	31-32

Signatures	33-34

Certifications	38-41

GRAND TOYS INTERNATIONAL, INC.

Part I. - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
	September 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Short-term deposit (note 13(b))	$ 500,000	$ 500,000
Accounts receivable (net of allowance for
doubtful accounts of $ 14,816; 2002 - $12,677)	1,868,418	1,866,110
Current portion of loan receivable (note 2)	159,049	212,739
Due from employees	296	7,595
Inventory	1,858,859	1,148,220
Income taxes recoverable	11,356	-
Prepaid expenses (note 3)	405,349	453,951
Total current assets	4,803,327	4,188,615

Note receivable (note 9)	495,118	884,877

Loan receivable (note 2)	262,236	335,981

Other assets (note 4)	10,911	41,244

Equipment and leasehold improvements, net (note 5)	240,433	252,854

Total assets	$ 5,812,025	$ 5,703,571

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets
	September 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$ 93,987	$ 1,130,745
Trade accounts payable	1,123,804	880,028
Other accounts payable and accrued liabilities	545,917	335,157
Loan payable to a director (note 15(b))	-	250,000
Royalties payable	15,247	15,052
Total current liabilities	1,778,955	2,610,982

Deferred gain (note 9)	56,101	497,800

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,835,244 shares issued and outstanding	2,835	2,763
(2002 - 2,762,698 shares)
	2,835	2,763
Additional paid-in capital	22,724,930	22,634,617
Deficit	(18,105,481)	(19,080,756)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(645,415)	(961,935)
	3,976,869	2,594,689

Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders' equity	$ 5,812,025	$ 5,703,571

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations, (Unaudited)

	For the three months ended		For the nine months ended
		September 30,		September 30,
	2003	2002	2003	2002
Net sales	$ 3,144,655	$ 3,244,053	$ 8,743,408	$ 8,926,608

Cost of goods sold	1,827,910	2,007,983	4,914,249	5,602,170
Gross profit	1,316,745	1,236,070	3,829,159	3,324,438

Other costs and expenses:
General and administrative	1,119,428	686,084	2,429,732	2,226,736
Salaries and fringe benefits (1)	(5,026)	377,490	668,603	1,306,624
Royalties	32,334	18,056	160,100	186,059
Bad debt expense	12,410	9,810	41,859	24,532
Depreciation and amortization	17,882	22,836	51,815	67,420
Foreign exchange (gain) loss	7,986	11,896	(82,734)	16,500
Interest expense	27,296	19,572	74,504	56,527
Interest revenue	(11,335)	(15,940)	(39,660)	(52,113)
	1,200,975	1,129,804	3,304,219	3,832,285
Earnings (loss) before income taxes	115,770	106,266	524,940	(507,847)
Income tax recovery (expense):	8,961	-	8,636	(15,664)
Earnings (loss) from continuing operations	124,731	106,266	533,576	(523,511)

Discontinued operations:
Gain on sale of discontinued operations	208,972	-	441,699	149,541
Loss from discontinued operations	-	-	-	(66,492)
Net earnings (loss)	$ 333,703	$ 106,266	$ 975,275	$ (440,462)
Earnings (loss) per share (note 10):

Continuing operations:
Basic	$ 0.04	$ 0.04	$ 0.19	$ (0.28)
Diluted	0.02	-	0.09	(0.28)

Discontinued operations:
Basic	0.08	0.03	0.16	0.04
Diluted	0.04	-	0.08	0.04

Net earnings (loss):
Basic	0.12	0.04	0.35	(0.24)
Diluted	$ 0.06	$ 0.03	$ 0.17	$ (0.24)

(1) Includes a reimbursement of $309,000 of payroll taxes which was erroneously paid in a prior year.

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2003	$2,763	$22,634,617	$ (19,080,756)	$ (961,935)	$2,594,689

Net earnings for the period	-	-	975,275	-	975,275
Foreign currency adjustment	-	-	-	316,520	316,520

Total comprehensive income					1,291,795

Reverse share issuance
(note 7(d))	(10)	(12,972)	-	-	(12,982)

Share issuance in settlement
of consulting fees (note 7(d))	82	94,918	-	-	95,000

Compensation expense	-	8,367	-	-	8,367
September 30, 2003	$2,835	$22,724,930	$ (18,105,481)	$ (645,415)	$ 3,976,869

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)

For the nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$ 533,576	$ (523,511)
Adjustments for:
Depreciation and amortization	51,815	67,420
Consulting expense	95,000	61,254
Amortization of prepaid royalties	28,420	15,094
Amortization of product development costs	2,451	55,674
Compensation expense, net	6,655	(9,850)
Net change in operating working capital
items (note 11)	140,442	(886,013)
Net cash provided by (used for) operating activities from
continuing operations	858,359	(1,219,932)
Discontinued operations:
Net earnings from discontinued operations	441,699	83,049
Adjustments for:
Gain on sale of discontinued operations	(441,699)	(83,049)
Depreciation	-	-
Net change in operating working capital items (note 11)	-	(79,494)
Net cash used for operating activities of discontinued
operations	-	(79,494)
Net cash provided by (used for) operating activities	858,359	(1,299,426)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(1,093,484)	869,379
(Decrease) increase in loan payable to a director	(275,546)	250,000
Decrease in due from employees	8,092	376
Reversal of share issuance	(12,982)	-
Share issuance proceeds (note 7 (c))	-	115,000
Decrease in assets of discontinued operations	-	(27,903)
Other	2,501	20,110
Net cash (used for) provided by financing activities	(1,371,419)	1,226,962

Cash flows from investing activities:
Purchase of short term deposit	-	(250,000)
Loan receivable (note (2))	127,435	144,224
Proceeds of note receivable (note (9))	389,759	4,838
Increase in product development costs	(402)	(98,796)
Decrease in other assets	-	160,990
Decrease in other assets of discontinued operations	-	129,461
Additions to equipment and leasehold improvements	(3,732)	(18,253)
Net cash provided by investing activities	513,060	72,464
Net change in cash, being cash at end of year	$ -	$ -

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

  Prepaid royalties relate to licensing agreements for character properties. These licensing agreements can extend up to three years. Total expense for the period ended September 30, 2003 was $160,100 (2002 - $186,059) and it is shown as royalty expense in the Statements of Operations.

  Other assets:

  Prepaid royalties are capitalized and amortized as earned in relation to product sales, over a period not to exceed the term of the related agreements. The amounts expected to be recognized in the statement of operations in the fourth quarter of 2003, the year 2004 and 2005 are $104,699, $2,440 and $20,983, respectively.

  Prepaid taxes are amortized on a straight line basis over the period to which they relate. The amounts expected to be recognized in the statement of operations in the fourth quarter of 2003 and the year 2004 are $24,953 and $6,164, respectively.

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
		lease plus one
		renewal term

  Foreign currency translation:

    Grand Toys Ltd., a wholly-owned Canadian subsidiary, uses the Canadian dollar as its functional currency and translates its assets and liabilities into US dollars at the exchange rate prevailing at the balance sheet date and sales, expenses and cash flows are translated at the average exchange rate for the year. The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

    Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

  Earnings per Share:

    Basic earnings per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings (loss).

    Diluted earnings per share gives effect to all potentially dilutive common shares that existed at September 30, 2003.

  Advertising and Promotion:

All costs associated with advertising and promoting products are expensed in the period incurred. Total expense for the period ended September 30, 2003 and 2002 were $434,868 and $386,539. These expenses include media and cooperative advertising and are shown as part of general and administrative expenses in the financial statements.

Slotting fees are recorded as a deduction from gross sales. These fees are determined annually on a customer by customer basis.

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

In June 2001, the Company was successful in obtaining judgement against Limited Treasures for $775,000 repayable over 42 months commencing June 2001, ending May 2005. Interest is charged at a rate of 9% per annum. In April 2003, the interest rate charged was revised to 6% per annum and the monthly payment was reduced to $15,000. As a result of these changes, the final payment in May 2005 will be $165,789.

Details are as follows:

	September 30,	December 31,
	2003	2002
Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per
month until March 2003 and $15,000 per month thereafter	$ 421,285	$ 548,720
Less current portion	159,049	212,739
	$ 262,236	$ 335,981

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Prepaid expenses:

	September 30, 2003	December 31,2002
Prepaid inventory	$ 52,608	$ 16,580
Royalties	118,033	141,067
Insurance	191,043	269,060
Other	43,665	27,244
	$ 405,349	$ 453,951

  Other assets:

	September 30, 2003	December 31,2002
Prepaid royalties (note 1(e))	$ 128,122	$ 179,630
Product development costs	4,377	5,605
	132,499	185,235
Less current portion, included in prepaid expenses	121,588	143,991
	$ 10,911	$ 41,244

  Equipment and leasehold improvements:

	September 30, 2003		December 31, 2002
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$1,422,591	$1,274,679	$1,214,122	$1,054,679
Machinery and equipment	520,826	492,369	449,837	418,560
Furniture and fixtures	535,687	514,565	459,682	437,709
Trucks and automobiles	90,527	90,050	77,461	76,935
Telephone equipment	55,815	47,908	48,595	40,183
Leasehold improvements	279,437	244,879	239,106	207,883
	$2,904,883	$2,664,450	$2,488,803	$2,235,949

Net book value	$ 240,433		$ 252,854

  GRAND TOYS INTERNATIONAL, INC.

  Notes to Unaudited Consolidated Financial Statements

  Bank indebtedness:

The Company has a line of credit to finance its inventory and accounts receivable providing for advances of up to $2,537,000 (Cdn$3,425,000). An additional amount of $56,000 (Cdn$75,000) was advanced in 2001 to the Company based on the value of certain of its equipment. The receivable loan has a discount fee of 2% and both the inventory loan and the equipment loan bear interest at Canadian prime plus 7.5%. The latter is being repaid through monthly capital repayments of $1,400 (Cdn$1,875). The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

The loan is secured by a first ranking movable hypothec in the principal amount of $2,963,000 (Cdn $4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.

The Company had approximately $950,010 of credit available as at September 30, 2003.

There are no debt covenants or cross-default provisions.

  Capital stock

    Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors. There are no shares issued and outstanding at September 30, 2003.

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

    June 2002

At the June 2002 Annual Meeting, the stockholders approved the issuance of 915,000 shares of Common Stock and warrants to purchase 2,745,000 shares of Common Stock issuable upon the exercise of warrants upon the conversion of 915,000 shares of the Series B Convertible Redeemable Preferred Stock, which by terms were automatically convertible into Common Stock upon such approval. Accordingly, on such date, the 915,000 shares of Series B

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Capital stock (continued):

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

    August 2003

82,609 common shares were issued, for settlement of consulting fees, increasing capital stock by $82 (note 15 (c))

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Capital stock (continued):

  A summary of the number of shares of common stock outstanding and share transactions since January 1, 2002 is as follows:

	Preferred	Common
	Stock	Stock
January 1, 2002	915,000	1,285,119
Share issuance on settlement of shortfall on share conversion	-	242,213
Share issuance related to private placement (note 7(b))	(915,000)	915,000
Share issuance on settlement of consulting fees	-	57,787
Share issuance on settlement of outstanding liabilities	-	262,579
December 31, 2002	-	2,762,698
Reversal of share issuance related to the settlement of an outstanding
liability	-	(10,144)
Share issuance on settlement of consulting fees	-	82,609
September 30, 2003	-	2,835,163

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

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Stock options and warrants (continued):

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2003	124,935	196,000	3,157,143	3,478,078	$ 0.46

Granted	95,125	-	-	95,125	0.07
Cancelled	(3,125)	-	-	(3,125)	1.04
Options outstanding
at September 30, 2003	216,935	196,000	3,157,143	3,570,078	$ 0.52

Options exercisable
at September 30, 2003	10,200	15,000	55,000	80,200	$ 6.38

The following table summarizes information about options and warrants outstanding and exercisable at September 30, 2003:

	Options outstanding			Options exercisable
			Weighted-average		Weighted
Range of		Weighted-average	remaining contractual		average
exercise prices	Number	exercise price	life (yrs)	Number	exercise price

$0.01 - $1.96	3,076,560	$0.12	8.15	60,075	$0.97
$1.98 - $2.99	477,018	2.20	2.38	3,625	2.54
$5.62 - $11.00	1,000	7.78	6.82	1,000	7.78
$16.00 - $87.60	15,500	28.13	4.62	15,500	28.13

	3,570,078	$0.52	7.36	80,200	$6.38

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The pro-forma earnings (losses) utilizing the fair value assumptions noted below for the nine-month period ended September 30, 2003 are $767,039 and for the years ended December 2002 and 2001, $(4,988,982) and $(1,831,049) respectively. Furthermore, pro-forma earnings (loss) per share would be $0.28 for the nine-month period ended September 30, 2003, and for the years ended December 2002 and 2001, $(2.42) and $(1.55) respectively.

The fair value for options granted to employees and non-employees was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.91% for the nine-month period ended September 30, 2003 (5.63% for the year ended December 2002, and 2.57% for the year ended December 2001) volatility factor of the expected market price of the Company's common stock of 161% for the nine-month period ended September 30, 2003 (149% for the year ended December 2002 and 154% for the year ended December 2001) and a weighted average expected life of the option of 3 years for the nine-month period ended September 30, 2003, (3 years for the years ended December 2002 and 2001), with no dividends. The weighted-

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Stock options and warrants (continued):

average grant date fair values of options and warrants granted are $2.14 for the nine-month period ended September 30, 2003 and for the years ended December 2002 and 2001, $1.47 and $1.14, respectively.

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

In 2003, compensation expense in the amount of $8,367 was recorded.

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

As of June 14, 2002, the Company recorded a gain on the sale of $761,584, of which $612,006 was deferred. At December 31, 2002, $497,800 had been classified as deferred and $263,784 was recorded in the statement of operations since cash was collected on the promissory note. At September 30, 2003, the deferred gain was $56,101. The gain of $441,699 recognized in the statement of operations is the amount earned in the nine months ended September 30, 2003.

The gain of $612,006 was derived as a result of the write-off of the accumulated losses and the intercompany balance between Sababa Toys and Grand Toys at the date of sale.

The gain on discontinued operations is recorded when earned through collections of accounts receivable existing at the time of sale and royalties on new sales after June 14, 2002. Because of the difference in timing of the income recorded on an accrual basis versus when the cash is received, the gain shown on the consolidated statements of operations may differ from the cash payments received.

The table below summarizes the period in which the gain is recorded.

Period Recorded	Gain

Quarter 2, 2002	83,049
Quarter 3, 2002	-
Quarter 4, 2002	114,206
Total for 2002	197,292

Quarter 1, 2003	103,002
Quarter 2, 2003	129,725
Quarter 3, 2003	208,972
Total for 2003	441,699

Total gross gain earned in 2002 was $568,206, of which an amount of $276,010 was applied to the settlement of liabilities existing at June 14, 2002 and the balance applied to the note receivable. The fourth quarter payment of $141,239 was received in January 2003.

Total gross gain earned in 2003 was $441,699, of which, $208,222 which represents the third quarter 2003 loan repayment, was received in the fourth quarter .

The statement of operations for Sababa for the period ended June 14, 2002 has been classified as discontinued operations.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Discontinued operations: (continued):

Details of the statement of operations of Sababa, for the period ended June 30, 2002 are as follows:

June 30, 2002
(6 months)
Net sales	$ 536,120
Cost of goods sold	238,979
Gross profit	297,141
Expenses:
Operating	359,411
Depreciation	3,281
Interest expense	616
Total expenses	363,308
Loss before income taxes	(66,167)
Income tax expense	325
Net loss	$ (66,492)

  Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended September 30, 2003
Basic EPS
Earnings from continuing operations	$ 124,731	2,781,288	$ 0.04
Earnings from discontinued operations	208,972	2,781,288	0.08
Earnings applicable to common
stockholders	333,703	2,781,288	0.12

Diluted EPS
Earnings from continuing operations	124,731	5,752,626	0.02
Earnings from discontinued operations	208,972	5,752,626	0.04
Earnings applicable to common
stockholders and assumed
conversions	$ 333,703	5,752,626	$ 0.06

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Earnings per share:(continued):

	Income (numerator)	Shares (denominator)	Per Share Amount

Nine months ended September 30, 2003
Basic EPS
Earnings from continuing operations	$ 533,576	2,762,237	$ 0.19
Earnings from discontinued operations	441,699	2,762,237	0.16
Earnings applicable to common
stockholders	975,275	2,762,237	0.35

Diluted EPS
Earnings from continuing operations	533,576	5,733,502	0.09
Earnings from discontinued operations	441,699	5,733,502	0.08
Earnings applicable to common
stockholders and assumed
conversions	$ 975,275	5,733,502	$ 0.17

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended September 30, 2002
Basic EPS
From continuing operations	$ 106,266	2,619,210	$ 0.04
Discontinued operations	-	2,619,210	-
Earnings available to common
stockholders	106,266	2,619,210	0.04
Diluted EPS
From continuing operations	106,266	3,475,804	0.03
Discontinued operations	-	3,475,804	-
Earnings available to common
stockholders and assumed
conversions	$ 106,266	3,475,804	$ 0.03

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Earnings per share:(continued):

	Income (numerator)	Shares (denominator)	Per Share Amount

Nine months ended September 30, 2002
Basic and Diluted EPS
From continuing operations	$ (523,511)	1,851,422	$ (0.28)
Discontinued operations	83,049	1,851,422	0.04

Earnings available to common
stockholders	$ (440,462)	1,851,422	$ (0.24)

  Options and warrants to purchase 94,250 shares for the quarter ended September 30, 2003 (September 2002 - 398,768) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Options and warrants to purchase 94,250 shares for the period ended September 30, 2003 (September 2002 - 3,483,953) of the Company's common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

  Changes in operating working capital items:

For the nine months ended September 30,
	2003	2002

Continuing operations:
Decrease (increase) in accounts receivable	$ 285,458	$ (805,630)
Increase in inventory	(499,724)	(1,020,987)
(Increase) decrease in income taxes recoverable	(11,220)	145,692
Decrease in prepaid expenses	79,526	234,632
Increase in trade accounts payable	127,831	490,590
Increase in other accounts payable and accrued liabilities	159,250	55,375
(Decrease) increase in royalties payable	(679)	14,315

	$ 140,442	$ (886,013)

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Changes in operating working capital items:(continued):

For the nine months ended September 30,
	2003	2002

Discontinued operations:
Decrease in accounts receivable	$ -	$ 203,158
Decrease in inventory	-	465,676
Decrease in prepaid expenses and deposits	-	83,269
Decrease in accounts payable
and accrued liabilities	-	(512,814)
	$ -	$ 239,289

  Commitments:

  The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2003	$ 73,000
2004	291,000
2005	287,000
2006	286,000
2007	278,000
$ 1,215,000

  Rent expense for the period ended September 30, 2003, and 2002 amounted to approximately $92,944 and $118,564 respectively.

  Contingencies:

  A lawsuit for alleged breach of contract has been filed against the Canadian subsidiary by one former sales representative. In the opinion of management, this actions has no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

  The Company's Canadian subsidiary is also contingently liable for an outstanding letter of credit of $500,000 as at September 30, 2003. The short-term deposit has been pledged as collateral for this letter of credit.

  On May 21, 2003, the Company was named in a lawsuit for an alleged defective product causing personal injury. A defense has been filed denying liability. At this point in time, it is difficult to ascertain or estimate the value of a settlement, if any.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Segment information:

  Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items. Approximately 98% of total sales are to Canadian customers. The majority of long-lived assets are located in Canada.
  Other information:

	September 30, 2003		September 30, 2002
	Revenue	%	Revenue	%
Customer A	$ 1,836,000	21	$ 3,124,000	35
B	1,486,000	17	1,518,000	17
C	612,000	7	803,000	9
D	525,000	6	536,000	6
E	437,000	5	268,000	3
All other	3,847,408	44	2,677,608	30
	$ 8,743,408	100	$ 8,926,608	100

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 77% (2002 -76%) of gross sales for the period ended September 30, 2003.

Related party transactions:

  During the period, the Company paid $64,896 (2002 - $50,933) in consulting fees to two shareholders.

  On September 15, 2003, the loan payable to a director of $250,0000 was repaid.

  In August 2003, 82,609 shares of common stock were issued to Akin Bay Company, LLC ("Akin Bay") in settlement of an outstanding payable in the amount of $95,000. Akin Bay is an investment banking/brokerage firm that provides financial consulting services to the Company. James B. Rybakoff, a member of the Company's Board of Directors, is the President and a controlling member of Akin Bay.

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

  At September 30, 2003, the Company had no contracts to purchase US dollars.

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

  Credit risk and economic dependence:

For the period ended September 30, 2003, approximately 56% (December 2002 - 69%; December 2001 - 67%) of the Company's sales were made to five unrelated companies. Three customers representing approximately 45% (December 2002 - 60%; December 2001 - 57%) of total sales, individually accounted for 7% or more (December 2002 - 10%; December 2001 - 10%) of total sales. The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

  Interest rate risk:

The company's principal exposure to interest rate risk is with respect to its short-term financing which bears interest at a floating rate.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

  Supplemental disclosure of cash flow information:

For the Nine months ended September 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 74,504	$ 56,527
Income taxes	325	15,664
Non-cash transactions:
Reduction in shortfall on share conversion
through the insurance of common stock	-	581,310
Share conversions in settlement of
outstanding legal fees	-	213,633
Share conversion in settlement of
consulting fees	95,000	-

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

During the third quarter the Company's management has been actively negotiating and conducting due diligence in connection with two potential transactions consisting of (1) the acquisition of a privately owned, New York based developer, manufacturer and distributor of licensed and non-licensed toy, novelty and gift products; and (2)the acquisition of a Hong Kong based holding company with operating subsidiaries that develop products for sale under company owned brands and supervises the outsourced manufacture of such products, design and develop proprietary products for third parties, manufacture moulds and hold intellectual property rights. The Hong Kong company is a major supplier of products to Grand. Although grand has had extensive negotiations with both of these parties, there is no assurance that definitive agreements will be signed or, if signed, that grand will be able to consummate these transactions.

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

As part of its restructuring plan, the Company has significantly reduced its operating costs, by closing one of its Canadian locations, sub-letting a portion of the Company's main facility and consolidating its U.S. operations into the Canadian subsidiary. In addition, the Company continues to add profitable new product lines, and focuses on strong retail sell-through. At this time, based on 2003 forecasts, the current credit facility appears to be sufficient to meet the Company's working capital needs. For the third quarter of 2003, the Company is reporting net earnings as a result of the implementation of its restructuring efforts.

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, and volume rebate allowances. Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges. Royalties to Grand Canada suppliers are not contingent upon the subsequent sales of the suppliers' products are included in the price paid for such products.

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

All amounts are in US Dollars ($) unless otherwise noted.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
	%	%	%	%
Net sales	100.00	100.00	100.00	100.00
Cost of goods sold	58.13	61.90	56.21	62.76
Gross profit	41.87	38.10	43.79	37.24
Other costs and expenses:
General and administrative	35.60	21.15	27.79	24.95
Salaries and fringe benefits	(0.16)	11.64	7.65	14.64
Royalties	1.03	0.56	1.83	2.08
Bad debt expense	0.39	0.30	0.48	0.27
Depreciation and amortization	0.57	0.70	0.59	0.76
Foreign exchange (gain) loss	0.25	0.37	(0.95)	0.19
Interest expense	0.87	0.60	0.85	0.63
Interest revenue	(0.36)	(0.49)	(0.45)	(0.58)
Total operating expenses	38.19	34.83	37.79	42.94
Earnings (loss) before income taxes	3.68	3.27	6.00	(5.70)

Earnings (loss) from continuing operations	3.97	3.27	6.10	(5.87)

Discontinued operations:
Gain on sale of discontinued operations	6.64	-	5.05	1.68
Loss from discontinued operations	-	-	-	(0.75)
Net earnings (loss)	10.61	3.27	11.15	(4.94)

GRAND TOYS INTERNATIONAL, INC.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002:

Net Earnings:

Net earnings for the third quarter of 2003 were $333,703, or $0.12 per share, as compared to net earnings of $106,266, or $0.04 per share, for the third quarter of 2002.

Net earnings increased by $227,437 as a result of higher gross profit and the recognition of a gain on discontinued operations. Without this gain, the Company would have net earnings of $124,731 or $0.04 per share.

Net Sales:

Net sales decreased for the third quarter of 2003 by $99,398, or by 3.06%, to $3,144,655 from $3,244,053 for the third quarter of 2002. In the third quarter of 2002, the Spider-Man Movie product line was introduced to the trade and was very successful. During the third quarter of 2003, this product line levelled off, and therefore the related sales are less in 2003, thereby explaining the decrease.

The net sales of new product lines, such as Art -Xpress, Astro Jax and Hulk helped to offset the decrease in net sales. In addition, there was an increase in sales of the Lord of the Rings product line in the current quarter as compared to the third quarter of 2002.

Gross Profit:

Gross profit for the Company increased during the third quarter of 2003 by $80,675 compared to the prior quarter. As a percentage of sales, gross profit increased by 3.77% from 38.10% in the third quarter of 2002 to 41.87% in the third quarter of 2003.

Gross profit percentage increased in the third quarter of 2003 primarily due to the addition of higher margin product lines. The Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control further contributed to this increase in gross margins.

General and Administrative Expenses:

The increase of 63.16% in general and administrative expenses of $433,344 from $686,084 in the third quarter of 2002 to $1,119,428, in the third quarter of 2003 was due to increases in legal, advertising, insurance and consulting expenses.

Legal expenses increased by a net amount of $343,594 in this quarter. Legal expenses of $410,832 were incurred as a result of the Company's proposed merger and acquisition, offset by a reduction in general legal expenses of $67,238.

Consulting expenses increased by $137,439 as a result of the incurrence of $103,061 of professional fees related to the merger and acquisition.

Advertising expense increased by $96,973, in the quarter as a result of the Company incurring media expenditures to promote it's new product lines.

Insurance expense increased by $26,826 as a result of increased premiums in the Company's insurance coverage.

Expense reductions of $74,515 were realized in overhead expenses as a result of the 2002 restructuring plan resulting in the closing of two of the Company's locations in 2002.

Without the incurrence of $513,893 in expenses related to the merger and acquisition, the Company would have reported an overall decrease of $80,549 in this expense group.

Salaries and Fringe benefits:

Salaries and fringe benefits expenses were reduced by $382,516 or 101.33%, from $377,490 for September 30, 2002 to a recovery of $5,026 for the current period.

The decrease in salaries and fringe benefits expenses was a result of the reduction in head count due to the restructuring plan implemented in 2002 that closed two of the Company's locations. The impact on the total reduction was $73,516.

In the third quarter of 2003, the Company received a reimbursement of payroll taxes paid in a prior year of $309,000. Without this reimbursement, the Company would have incurred $303,974 in salaries and fringe benefits expense, representing a reduction of 19.4% as compared to the third quarter of 2002.

Foreign Exchange (gain) loss:

As a result of the strengthening of the Canadian dollar in the third quarter of 2003, the Company reported a reduced loss of $7,986 as compared to a loss of $11,896 in the third quarter of 2002.

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

As of June 14, 2002 the Company recognized a gain on the sale of $761,584, "of which $612,006 was deferred". As of December 31, 2002, $263,784 was recorded in the Statement of Operations as a gain on sale of discontinued operations. For the third quarter of 2003, the Company recorded a gain of $208,972. The balance of the gain of $56,101 has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002:

Net Earnings:

Net earnings for the first nine months of 2003 were $975,275 or $0.35 per share, as compared to a net loss of $440,462, or ($0.24) per share, for the same period last year.

Net earnings increased by $1,415,737 as a result of increases in gross margins, and the recognition of a gain on discontinued operations. Without this gain, the Company would have had net earnings of $533,576 or $0.19 per share.

Net Sales:

Net sales decreased for the first nine months of 2003 by $183,200, or by 2.05%, to $8,743,408 from $8,926,608 for the same period last year. In the first nine months of 2002, the Spider-Man Movie product line was introduced to the trade and was very successful. During the first nine months of 2003, this product line levelled off, and therefore the related sales are less in 2003, thereby explaining the decrease.

The net sales of new product lines, such as Art-Xpress, Astro Jax and Hulk helped to offset the decrease in net sales. In addition, there was an increase in the Lord of the Rings product line in the first nine months of 2003 as compared to the same period in 2002.

Gross Profit:

Gross profit for the Company increased during the first nine months of 2003 by $504,721 compared to the same period last year. As a percentage of sales, gross profit increased by 6.55% from 37.24% in the first nine months of 2002 to 43.79% in the first nine months of 2003.

Gross profit increased in the first nine months of 2003 primarily due to the addition of higher margin product lines. The Company's continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control further contributed to this increase in gross margins.

General and Administrative Expenses:

The increase of 9.12% in general and administrative expenses of $202,996, from $2,226,736 in the first nine months of 2002 to $2,429,732 in the first nine months of 2003, was due to an overall increase in legal, advertising, insurance, advertising and consulting expenses.

Legal expenses increased by a net amount of $323,919 in this period. Legal expenses of $496,903 were incurred as a result of the Company's proposed merger and acquisition, offset by a reduction in general legal expenses of $172,984.

Advertising expense increased by $135,447, in this period as a result of the Company incurring media expenditures to promote it's new product lines.

Consulting expenses increased by $97,151 as a result of the incurrence of $103,061 of professional fees related to the merger and acquisition.

Insurance expense increased by $61,857 as a result of increased premiums in the Company's insurance coverage.

Expense reductions of $415, 372 were realized in overhead expenses as a result of the 2002 restructuring plan resulting in the closing of two of the Company's locations in 2002.

Without the incurrence of $599,964 in expenses related to the merger and acquisition, the Company would have reported an overall decrease of $396,968 in this expense group.

Salaries and Fringe benefits:

As a result of the restructuring plan in 2002 and the reimbursement of prior year's payroll taxes of $309,000, salaries and fringe benefits expenses were reduced by 48.83%, from $1,306,624 for the first nine months of 2002 to $668,603 for the current period.

The decrease in salaries and fringe benefits expenses was a result of the reduction in head count due to the closing of two of the Company's locations in 2002. Without the reimbursement of $309,000, the company would have incurred $977,608 in salaries and fringe benefits expense, a reduction of 25.18% as compared to the first nine months of 2002.

Foreign Exchange (gain) loss:

As a result of the strengthening of the Canadian dollar in the first nine months of 2003, the Company reported a gain of $82,734 as compared to a loss of $16,500 in the same period last year.

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

As of June 14, 2002 the Company recognized a gain on the sale of $761,584, "of which $612,006 was deferred". As of December 31, 2002, $263,784 was recorded in the Statement of Operations as a gain on sale of discontinued operations. For the first nine months of 2003, the Company recorded a gain of $441,699. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under its line of credit facility with Montcap Financial Inc., and by cash flow from operations. In the past, it has also supplemented those sources through the sales of equity securities.

In May 2002, the Company increased the maximum availability under its lines of credit to $2,593,000 from $1,569,563.

Accounts receivable at September 30, 2003 were $1,868,418 compared to $1,866,110 at December 31, 2002. The sales were mainly to mass retailers. Inventory at September 30, 2003 increased to $1,858,859 from $1,148,220 at December 31, 2002, which is expected given the seasonality of the toy industry.

Working capital increased from $1,577,633 at December 31, 2002 to $3,024,372 at September 30, 2003. Net cash provided by operating activities was $604,665 in 2003 compared to net cash used for operating activities of $1,370,194 in 2002. Cash used for additions to equipment and leasehold improvements was $3,732 in 2003 compared to $18,253 for 2002.

The Company's accounts receivable level is subject to significant variations due to the seasonality of sales. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations.

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

Risk Factors

Doubts about our ability to continue as a going concern could have a material adverse effect on our stock price and the liquidity of our shares

In our audited financial statements for the year ended December 31, 2002, we recognized that we had certain issues which raised substantial doubt about our ability to continue as a going concern. The reasons cited were our recurring losses and the insufficiency of our line of credit to fund our operations. This was noted in KPMG's audit report on those financial statements. Since mid 2002, we have implemented a plan to stem our losses and return to profitability and have secured an increase in our line of credit. Based on 2003 forecasts, the current line of credit appears sufficient to meet our working capital needs. Since the first quarter ended March 31, 2003, the Company did not include a going concern note as a result of the Company reporting earnings for the quarter coupled with the belief that the current credit facility would be sufficient to meet corporate needs.

We have a recent history of losses and we do not know when or if we will return to annual profitability

We incurred net losses of $826,848 for the year ended December 31, 2002, $1,371,492 for the year ended December 31, 2001, and $10,156,713 for the year ended December 31, 2000. We have not reported an annual profit since the year ended December 31, 1997. We have recently begun to implement a plan to return to profitability. Over the course of 2002 and 2001 we focused on products with higher profit margins and reduced expenses. This has resulted in improved performance and, even though we reported net earnings of $453,082, $188,491 and $333,703 for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, consecutively, we cannot guarantee profitability for the year ending December 31, 2003. Moreover, we cannot be sure that our efforts will result in our return to profitability on an annual basis in the future.

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

The issuance of shares of common stock upon the exercise of options and warrants will cause dilution to our current stockholders and the prevailing market price for our common stock may be materially and adversely affected by the addition of a substantial number of shares

We are authorized to issue 12,500,000 shares of common stock, of which 2,835,244 shares are outstanding. In addition:

    216,935 shares are issuable upon the exercise of currently outstanding options granted under our Amended and Restated 1993 Stock Option Plan the sale of which have been registered on either a registration statement on Form S-8 or on this prospectus;

    196,000 shares are issuable upon the exercise of options granted outside our 1993 Stock Option Plan; and

    3,157,143 shares are issuable upon the exercise of currently outstanding warrants.

If and when we issue these shares, the percentage of common stock owned by each stockholder would be diluted. Moreover, the prevailing market price for the common stock may be materially and adversely affected by the addition of a substantial number of shares, including the shares offered by this prospectus, into the market.

A few customers account for a large portion of our net sales and a substantial reduction in or termination of orders from our large customers could adversely affect our business, financial condition and results of operations

Our four largest customers accounted for approximately 65% of our net sales in 2002. As of September 30, 2003, these customers accounted for approximately 51% of our net sales. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking a reduction in prices, financial incentives, a change in other terms of sale or on us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations.

A limited number of our product lines account for a substantial portion of our net sales which may adversely affect our business, financial condition and results of operations

We derive a substantial portion of our net sales from a limited number of product lines. Sales of our Toy Biz product line represented approximately 67% of our net sales in 2002. As of September 30, 2003, the Toy Biz product line represented approximately 61% of net sales for the first nine months. As of December 31, 2001, our written distribution agreement with Toy Biz expired. However, we have continued to distribute the product lines carried by Toy Biz during 2002 and 2003. We cannot assure you that we will be able to retain the right to distribute this product line or, even if we are, that any of the products in this branded product line will retain their current popularity. The loss of our distribution rights for any of these product lines or the decrease in the popularity of any one of these branded product lines would adversely affect our business, financial condition and results of operations.

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

The issuance of "blank check" preferred stock may also impact the value of our shares

We are authorized to issue 5,000,000 shares of "blank check" preferred stock, which is preferred stock that may be issued from time to time in such classes or series and with such terms, rights and preferences as the board of directors may choose. All of these shares may be issued at the discretion of our board of directors, without the approval of our stockholders, with dividend, liquidation, conversion, voting or other rights, which could negatively affect the voting power or other rights of owners of our common stock or other series of preferred stock.

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

New Accounting Pronouncements

The Company has determined that the new pronouncements effective in the year 2003 will not have a significant impact on the consolidated financial statements.

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

Item 4. Controls and Procedures.

As of September 30, 2003 (the end of the period covered by this report), the Company' management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Part II: Other Information

Item 1. Legal proceedings

During the quarter ended September 30, 2003, there were no other material developments to any legal proceedings, which have been previously reported by the Company.

Other than discussed above or in Note 13 to the Company's December 31, 2002 Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

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

8-K filed on November 14, 2003.

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003

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

Dated: November 14, 2003

GRAND TOYS INTERNATIONAL, INC.
By: /s/ Stephen Altro
Stephen Altro
Interim President and Chief Executive Officer

By: /s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Exhibit 31.1

Certification of Principal Executive Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim -President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that:

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

Date: November 14, 2003

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

Date: November 14, 2003

EXHIBIT 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Stephen Altro Name: Stephen Altro Date: November 14, 2003

EXHIBIT 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Tania M. Clarke Name: Tania M. Clarke Date: November 14, 2003