Form 10-Q/A
period 2003-09-30
GRAND TOYS INTERNATIONAL INC
filed 2003-11-17
CIK 814463

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

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,835,244 shares issued and outstanding	2,835	2,763
(2002 - 2,762,698 shares)
	2,835	2,763
Additional paid-in capital	22,724,930	22,634,617
Deficit	(18,105,481)	(19,080,756)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(645,415)	(961,935)
	3,976,869	2,594,689

Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders' equity	$ 5,812,025	$ 5,703,571

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations, (Unaudited)

	For the three months ended		For the nine months ended
		September 30,		September 30,
	2003	2002	2003	2002
Net sales	$ 3,144,655	$ 3,244,053	$ 8,743,408	$ 8,926,608

Cost of goods sold	1,827,910	2,007,983	4,914,249	5,602,170
Gross profit	1,316,745	1,236,070	3,829,159	3,324,438

Other costs and expenses:
General and administrative	1,119,428	686,084	2,429,732	2,226,736
Salaries and fringe benefits (1)	(5,026)	377,490	668,603	1,306,624
Royalties	32,334	18,056	160,100	186,059
Bad debt expense	12,410	9,810	41,859	24,532
Depreciation and amortization	17,882	22,836	51,815	67,420
Foreign exchange (gain) loss	7,986	11,896	(82,734)	16,500
Interest expense	27,296	19,572	74,504	56,527
Interest revenue	(11,335)	(15,940)	(39,660)	(52,113)
	1,200,975	1,129,804	3,304,219	3,832,285
Earnings (loss) before income taxes	115,770	106,266	524,940	(507,847)
Income tax recovery (expense):	8,961	-	8,636	(15,664)
Earnings (loss) from continuing operations	124,731	106,266	533,576	(523,511)

Net earnings from discontinued operations:
Gain on sale of discontinued operations	208,972	-	441,699	149,541
Loss from discontinued operations	-	-	-	(66,492)
	208,972		441,699	83,049

Net earnings (loss)	$ 333,703	$ 106,266	$ 975,275	$ (440,462)

Earnings (loss) per share (note 10):

Continuing operations:
Basic	$ 0.04	$ 0.04	$ 0.19	$ (0.28)
Diluted	0.02	-	0.09	(0.28)

Discontinued operations:
Basic	0.08	0.03	0.16	0.04
Diluted	0.04	-	0.08	0.04

Net earnings (loss):
Basic	0.12	0.04	0.35	(0.24)
Diluted	$ 0.06	$ 0.03	$ 0.17	$ (0.24)

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

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)

For the nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$ 533,576	$ (523,511)
Adjustments for:
Depreciation and amortization	51,815	64,139
Consulting expense	95,000	61,254
Amortization of prepaid royalties	28,420	15,094
Amortization of product development costs	2,451	55,674
Compensation expense, net	6,655	(9,850)
Net change in operating working capital
items (note 11)	140,442	(886,013)
Net cash provided by (used for) operating activities from
continuing operations	858,359	(1,223,213)
Discontinued operations:
Net earnings from discontinued operations	441,699	83,049
Adjustments for:
Gain on sale of discontinued operations	(441,699)	(149,541)
Depreciation	-	3,281
Net change in operating working capital items (note 11)	-	239,289
Net cash used for operating activities of discontinued
operations	-	176,078
Net cash provided by (used for) operating activities	858,359	(1,047,135)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(1,093,484)	869,379
(Decrease) increase in loan payable to a director	(275,546)	250,000
Decrease in due from employees	8,092	376
Reversal of share issuance	(12,982)	-
Share issuance proceeds (note 7 (c))	-	115,000
Decrease in assets of discontinued operations	-	(27,903)
Other	2,501	20,110
Net cash (used for) provided by financing activities	(1,371,419)	1,226,962

Cash flows from investing activities:
Purchase of short term deposit	-	(250,000)
Loan receivable (note (2))	127,435	144,224
Proceeds of note receivable (note (9))	389,759	4,838
Increase in product development costs	(402)	(98,796)
Increase in other assets	-	(91,301)
Decrease in other assets of discontinued operations	-	129,461
Additions to equipment and leasehold improvements	(3,732)	(18,253)
Net cash provided by investing activities	513,060	(179,827)
Net change in cash, being cash at end of year	$-	$-

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

The table below summarizes the period in which the gain is recorded.

Period Recorded	Gain

Quarter 2, 2002	149,578
Quarter 3, 2002	-
Quarter 4, 2002	114,206
Total for 2002	263,784

Quarter 1, 2003	103,002
Quarter 2, 2003	129,725
Quarter 3, 2003	208,972
Total for 2003	441,699

Total cash received in 2002 was $568,206, of which an amount of $276,010 was applied to the settlement of liabilities existing at June 14, 2002 and the balance applied to the note receivable. The fourth quarter payment of $141,239 was received in January 2003.

Total gain recorded in 2003 was $441,699, of which $208,222 was received in October but represents the royalties earned in the third quarter..

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

During the third quarter the Company's management has been actively negotiating and conducting due diligence in connection with two potential transactions consisting of (1) the acquisition of a privately owned, New York based developer, manufacturer and distributor of licensed and non-licensed toy, novelty and gift products; and (2) the acquisition of a Hong Kong based holding company with operating subsidiaries that develop products for sale under company owned brands and supervises the outsourced manufacture of such products, designs and develops proprietary products for third parties, manufacture moulds and hold intellectual property rights. The Hong Kong Company is a major supplier of products to Grand.

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

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges. Royalties to Grand Canada suppliers are not contingent upon the subsequent sales of the suppliers'products are included in the price paid for such products.

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

Consulting expenses increased by $137,439 as a result of the incurrence of $103,061 of professional fees related to the merger and acquisition. Refer to overview in Management's Discussion and Analysis.

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

Consulting expenses increased by $97,151 as a result of the incurrence of $103,061 of professional fees related to the merger and acquisition. Refer to overview in Management's Discussion and Analysis.

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

Working capital increased from $1,577,633 at December 31, 2002 to $3,024,372 at September 30, 2003. Net cash provided by operating activities was $858,359 in 2003 compared to net cash used for operating activities of $1,047,135 in 2002. Cash used for additions to equipment and leasehold improvements was $3,732 in 2003 compared to $18,253 for 2002.

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

Item 4. Controls and Procedures.

As of September 30, 2003 (the end of the period covered by this report), the Company's management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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