Form 10-K
period 2003-12-31
GRAND TOYS INTERNATIONAL INC
filed 2004-03-30
CIK 814463

FORM 10 – K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended: December 31, 2003

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

Registrant’s telephone number, including area code (514) 685-2180

______

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act: Common Stock $.001 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ - ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes __No X_

The Registrant’s revenues for the year ended December 31, 2003 were $11,076,909.  As of February 28, 2004, the Registrant had 5,355,244 shares of Common Stock outstanding.The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 7,431,086 (as of June 30, 2003).

#

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 – K
Filed with the Securities and Exchange Commission
Year ended December 31, 2003

ITEMS IN FORM 10-K PAGE

PART I
Item 1. Description of Business	4
Item 2. Description of Property	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	13

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	13
Item 6. Selected Financial Data	16
Item 7. Management’s Discussion and Analysis	17-28
Item 7a. Quantitative and Qualitative Disclosures About Market Risk	28
Item 8. Selected Quarterly Financial Data	29
Item 9. Changes in and Disagreements with Accountants on
. Accounting and Financial Disclosure	30
Item 9a. Controls and procedures	30
PART III
Item 10. Directors and Director nominees	30-33
Item 11. Executive Compensation	34
Item 12. Security Ownership of Certain Beneficial Owners and Management	38-40
Item 13. Certain Business Relationships and Related Transactions	40
PART IV Item 14. Principal Accountant Fees and Services Item 15. Financial Statement, Exhibits, and Reports on Form 8-K	40-41 41

PARTI

This Form 10-K of Grand Toys International, Inc. (“Grand”, or the “Company”) contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, which statements are subject to risks and uncertainties.  Statements indicating that the Company “expects”, “estimates” or “believes” are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred.  There are many important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K.

On September 4, 2001, the Company undertook a one-for-four reverse split of its common stock.  All disclosures concerning shares of common stock have been adjusted to give effect to the reverse split.

Item 1.

Description of Business:

Introduction

Grand Toys International Inc. (“Grand”) is a Nevada corporation which, by itself and through its Canadian subsidiary, Grand Toys Ltd. (“Grand Canada”), has been engaged in the toy business for over 43 years.  The Company develops and distributes a wide variety of toys and fashion accessories throughout Canada and,  to a lesser extent, the United States.  Grand’s business consists of four areas of operation:(i) importing and distributing throughout Canada, on an exclusive and non-exclusive basis, a wide variety of well-known toy and leisure products and fashion accessories including party goods, stationery and accessories; (ii) selling toy products and fashion accessories featuring popular characters licensed to the Company; (iii) earning commissions on the sale of products represented by Grand Toys Ltd. and shipped directly from an overseas vendor to Canadian customers; and (iv) selling proprietary products such as I-screme cosmetics and Art

X-press crafts.

On January 29, 2002, the Company consolidated all of its Canadian operations into Grand Toys Ltd.

On June 14, 2002, the Company sold all of the shares of one of its United States subsidiaries, Sababa Toys Inc., which was created in 2000.

Unless the context otherwise requires, references herein to “Grand” or the “Company” include Grand Toys International, Inc. and its operating subsidiary, Grand Toys Ltd.  The Company’s revenues are primarily derived from the operations of Grand Toys Ltd.  The Company’s United States subsidiary, Ark Creations, Inc., which owns a proprietary line of puzzles, ceased operations during the fiscal year ended December 31, 2000.

Recent Developments

The Reorganization and the Acquisition of Playwell

On November 14, 2003, Grand, Genius Glory Limited, a Hong Kong limited company and a wholly-owned subsidiary of Grand International Limited (“Grand HK”), and Centralink Investments Limited, a British Virgin Islands limited company (“Centralink”), entered into a Subscription and Exchange Agreement (the “Subscription and Exchange Agreement”) pursuant to which, among other matters;

•

Grand will undertake a corporate reorganization pursuant to which Grand and its operating subsidiaries will become subsidiaries of Grand HK, with each issued and outstanding share of Common Stock of Grand being converted into one American Depositary Receipt (“ADRs”) representing one Ordinary Share of Grand HK, and each outstanding option and warrant to purchase Grand Common Stock being converted into one option or warrant to purchase Grand HK ADRs representing one Ordinary Share of Grand HK;

•

Grand HK will acquire from Centralink all of the issued and outstanding capital stock of Playwell International Limited, a Hong Kong limited company (“Playwell”), in exchange for the issuance to Centralink of 5,000,000 Grand HK ADRs representing 5,000,000 Ordinary Shares of Grand HK.Playwell is a holding company which owns four subsidiaries:Hong Kong Toy Center Limited, a trading company which manufactures products designed by customers and Playwell branded items; Gatelink Mould Engineering Limited, a manufacturer of moulds for Playwell; Great Wall Alliance Limited, the holder of Playwell trademarks; and Asian World Enterprises Limited, the holder of licenses for Walt Disney Company and Crayola branded products.  Grand is a premier licensee and distributor of a wide variety of toys and ancillary items in Canada and, since January 1999, a supplier of proprietary products in the United States.

•

In addition to the acquisition of the Playwell shares, pursuant to the Subscription and Exchange Agreement, Centralink will also subscribe for 5,000,000 Grand HK ADRs for cash and other consideration totaling $11,000,000.

Pursuant to the Subscription and Exchange Agreement, in connection with and as an integral part of the transactions described above, Grand will cause to be organized as a wholly-owned subsidiary of Grand HK a new Nevada corporation to be called GTI Acquisition Corp. (“Grand Merger Sub”); and Grand will merge with Grand Merger Sub in a statutory merger under Nevada law in which Grand will be the surviving corporation and as a result of which, among other things, the holders of the common stock of Grand will acquire in lieu thereof beneficial ownership of ordinary shares in the capital of Grand HK (“Grand Ordinary Shares”).Consummation of the reincorporation merger and the issuance of 10,000,000 shares to Centralink, which issuance represents more than twenty percent of the issued and outstanding securities of Grand, is subject to approval by the shareholders of Grand .

In connection with the transactions described above, the Board of Directors of Grand HK will be completely reconstituted. Following consummation of the transactions contemplated by the Subscription and Exchange Agreement, Centralink will own a majority of the shares of Grand HK and the Board of Directors of Grand HK will consist of five directors, two of whom will be nominated by Centralink, two of whom will be nominated by the current principal shareholders of Grand and one director who will be elected at large.

After completion of the reorganization merger, each former Grand stockholder will own an interest in Grand HK, a Hong Kong holding company which, through Grand, Playwell and their respective subsidiaries, will continue to conduct the business that Grand, Playwell and their respective subsidiaries now conduct.

Products

Grand Canada imports into Canada for distribution select toys and fashion accessories from vendors which typically design, develop and sell their products in other countries.

In determining which items to import, Grand Canada examines such factors as consumer acceptance of the particular products in other countries, and Canadian consumer tastes for such products based on similar products distributed previously in Canada.  In addition, prior to ordering a product, Grand Canada attempts to predict the potential demand for such product by exhibiting it to Grand Canada’s existing customers.

The following table sets forth certain vendors whose products Grand Canada distributes in Canada, the type of products they manufacture, and the price range at which Grand Canada sells such products to retailers.

#

Vendor (Head Office)	Products Distributed by the Company	Product Price Range ($)
Barter (H.K.)	Proprietary Arts & Crafts & licensed products	1.60	-	36.84
Catpro (U.S.)	Licensed novelty products			2.32
Comic Images (U.S.)	Bobbleheads			2.49
Intex Corporation (Taiwan)	Inflatable water toys (licensed & non-licensed)	2.67	-	203.12
May Fair (H.K.)	Art Supplies	15.14	-	17.46
P & M Products (U.S.)	Arts & Crafts	1.14	-	11.03
Processed Plastic (U.S.)	Plastic toys, ride-on vehicles, and etc.	0.26	-	22.70
Spectra Star Toys (U.S.)	Kites	1.06	-	88.94
T-Ink (U.S.)	Educational toys	4.09	-	12.11
Toy Biz (U.S.)	Male action figures	3.03	-	30.65
Toy Tech (H.K.)	Astrojax products	1.96	-	9.09
Unice S.A. (Spain)	Balls	1.32	-	1.67

The Company’s business and operating results depend largely upon the appeal of the toy products developed and distributed by the Company. A decline in the popularity of its existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s continued success will depend on its ability to redesign, restyle and extend its existing toy products and fashion accessories and to develop, introduce and gain customer acceptance of new toy products. However consumer preferences with respect to toy products and fashion accessories are continuously changing and are difficult to predict.

Design and Development

Grand Canada does not employ its own inventors of new concepts as is common in the toy and fashion accessory industries.  Instead Grand Canada receives and develops new concepts in other ways including:

•

consideration of numerous concepts from unaffiliated third parties for new products.  If it accepts and develops an inventor’s concept for a new product, it will pay royalties to the inventor on sales from that product.; and

•

review by Grand’s staff of trade and product developments within the recreational sector and determination if there is an opportunity that could be put into development.

Grand’s staff then develops the new concepts by attending tradeshows worldwide, reading industry publications and communicating with our existing vendors and customers.

The Company, through it’s United States subsidiary, Sababa Toys Inc., developed new concepts to be developed internally or by the other subsidiaries within the corporate group, to be sold to third parties.  On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary.

The Company also develops proprietary products and uses internal staff to develop these products to be sold to third parties.

All safety testing of the Company’s products is done by the manufacturers at the manufacturers’ factories and is designed to meet safety regulations imposed by the Canadian and United States governmental authorities.  The Company also monitors quality assurance procedures of the manufacturers for the Company’s products for safety purposes at the Company’s warehouse facilities.

Sources of Product

Approximately 93% of the Company’s gross sales in 2003 were from products supplied by the following five vendors: Toy Biz, Toy Tech, Barter, P & M Products and T-Ink Ltd. These products accounted for 62%, 13%, 11%, 4% and 3%, respectively, of 2003 gross sales.  If one or more of the remaining suppliers identified above were to terminate their relationship with the Company, such termination may have a material adverse effect on the Company.  Other than the products from the above-mentioned vendors, no products from any other vendor or from the Company’s proprietary products accounted for more than 3% of the Company’s gross sales in 2003.

The products distributed by the Company are manufactured for the Company by unaffiliated third parties principally located in China, Hong Kong, Mexico, Spain, the United States and the United Kingdom.  The Company orders products from its vendors which in turn select product manufacturers on the basis of factors standard in the toy industry including price, payment terms, product quality, reliability and the ability of a manufacturer to meet delivery requirements.  For licensed products, the licensors may have the right to approve the manufacturers selected by the vendors.  The use of third-party manufacturers enables the Company to avoid incurring fixed manufacturing costs, but also reduces its ability to control the timing and quality of the manufacturing process.

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

All manufacturing services performed overseas are generally paid for by either letter of credit or wire transfer.  Payment for such manufacturing is made only upon the proper fulfillment of terms established by the Company for each purchase order.  These terms include adherence to product quality, design, packaging and shipping standards, as well as proper documentation relating thereto.  Most product purchases are paid for in U.S. dollars.

Grand Canada is not a party to any long-term supply or requirements agreements with any specific manufacturer.  All of the Company’s manufacturers may subcontract the manufacture of components of their products to third parties who are not affiliated with the Company.

Materials

The principal raw materials used in the production and sale of the Company products are plastic, printed fabrics and paper products.  These are all currently available at reasonable prices from a variety of sources.  Because the Company does not manufacture any of its products on site, it does not own any specialized tools or other production equipment.

Location

Grand Canada leases a building in suburban Montreal, Quebec, Canada, where the Company’s executive and administrative offices are located as well as its distribution center.  The Company also had a sales office and showroom in Mississauga, Ontario, Canada.  This location was closed on December 31, 2002 as part of the Company’s restructuring efforts.

Licensing and Distribution Agreements

Character Licenses

The Company’s product lines include products featuring well-known character properties created by others.  In order to obtain the right to manufacture and sell products featuring such character properties, Grand Canada enters into license agreements with the owners of such properties.  Under the terms of the character property license agreements, Grand Canada pays royalties to licensors that generally range from 6% to 15% of net sales of the products carrying these character properties.  To the extent that competition increases among companies to obtain character property licenses, Grand Canada may encounter increased difficulty in obtaining certain character licenses and may be required to pay greater minimum guaranteed royalty amounts.

Generally, the Company’s character property license agreements provide the Company with the exclusive or non-exclusive right to sell only specific products featuring the particular character.  These agreements typically limit the sale of such products to Canada.  However, certain agreements allow distribution in the United States.  They generally have terms of one to three years and are generally although not required by their terms, renewed upon payment of certain minimum guarantees or the attainment of specified sales levels.

The following table sets forth the Company’s character licenses, the licensor for these character properties, the territory of sale, and the types of products that the Company markets featuring these character properties.

Character Property	Licensor (Territory)	Product Featuring Property
Batman	Warner Bros. (CAN)	Kites, Balls
Bear In The Big Blue House	Venture (CAN)	Balls
Eye Scream	Excel Development (U.S. & CAN)	I-Screme cosmetics
Scooby Doo	Warner Bros. (CAN)	Balls
Hello Kitty, Pochacco	Sanrio Co. Ltd. (U.S. & CAN)	Foam Puzzles, Foam Floor Tiles
Monsters, Winnie the Pooh,
Toy Story, Standard characters	Disney (CAN)	Kites
Nintendo	G-Squared (CAN)	Balls
Pooch Patrol	Isovoy Inc. (U.S. & CAN)	Plush Toys
Bob the Builder	Hit Entertainment (CAN)	Kites, Suncatchers
Rugrats, Sponge Bob, Blues Clues
Dora the Explorer, Jimmy Neutron	Studio Licensing (CAN)	Kites, Balls, Suncatchers, Bath Activity Toys
Sesame Street	E.M.G. (CAN)	Balls, Kites
Spider-man	Marvel, (CAN)	Ball, Stationery
Astrojax	Vele Marketing (CAN)	Astrojax product lines
Spiderman	Marvel (U.S. & CAN)	Foam Puzzles, Foam Floor Tiles
X-Men	Marvel (U.S. & CAN)	Foam Puzzles, Foam Floor Tiles

There is one particular character property license that resulted in sales in excess of 10% of Grand Canada’s sales revenues for the year ended December 31, 2003. The Astrojax property represented 13% of the Company’s sales revenues and the loss of this licensed product would have a material adverse effect on the Company’s operations.

All costs associated with licensing and distribution are expensed in the period incurred and are shown as royalty expense in the Statements of Operations.  Total royalty expense for the years ended December 31, 2003, 2002 and 2001 was $302,801, $311,082 and $252,506, respectively.

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

Grand Canada’s distribution agreement with its largest vendor, Toy Biz Inc., accounted for 62% of the Company’s 2003 sales volume.  Grand’s contract with this vendor renews on an annual basis.  At December 31, 2003, the agreement is verbal in nature.

Generally, under Grand’s distribution agreements, Grand Canada is responsible for paying shipping and other related costs upon the purchase of goods from the vendor.  If Grand Canada were to be in default under a license or distribution agreement, such agreement could be terminated and the Company could also incur liability for certain costs and penalties.

As a result of changing consumer preferences, many toy products are successfully marketed for only one or two years.  There can be no assurances that any of the Company’s current products or product lines will continue to be popular for any significant period of time; any new products or product lines introduced by the Company will achieve an adequate degree of market acceptance; or any new product’s life cycle will be sufficient to permit the Company to recover development, manufacturing, marketing or other costs of the product.

In the event a new product does not receive sufficient market acceptance, the Company may be required to sell inventory of such product at a substantial discount.  Accordingly, the Company’s success is dependent in large part on its ability to secure the rights to distribute new products and to secure new character and well-known brand name licenses for existing or new product lines, which cannot be assured.  Therefore, the Company cannot assume that any new products will be successful or meet with the same success as existing products.

Marketing, Sales and Distribution

Grand Canada markets its products throughout Canada via one employee sales representative and independent sales agents.  Purchasers of the products include mass retailers, regional retail stores, toy specialty stores and wholesalers.

Grand Canada’s three largest customers are: Toys ‘R’ Us, Zellers and Walmart, which for the year ended December 31, 2003 accounted for approximately 21%, 20% and 8% respectively, of the Company’s gross sales.  No other customer accounted for more than 8% of gross sales in 2003.  If one or more of the three customers identified above terminated its relationship with Grand Canada, a material adverse effect on the Company may occur.

Grand Canada, in its regular business operations does not have long term order commitments from its customers.  The Company sells to its customers on open account, allowing customers to purchase products up to certain pre-established credit limits.

For the majority of its customers, the Company enters into one-year term agreements.  These agreements stipulate payment terms, shipping terms, allowances and rebates (i.e., a return on prices paid by the customer if it provides advertising, there are defective product returns or a high volume of product orders, as applicable).Payment terms typically vary between 30 and 90 days.

Customers generally can cancel purchase orders for which goods have been purchased.  Grand attempts to minimize this possibility by ensuring that customer orders are matched to product purchases.

In addition, pressure by large customers seeking a reduction in prices, financial incentives, a change in other terms of sale or for the Company to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations.

Grand Canada employs a sales and marketing staff of four, including one senior manager and one sales person who makes on-site visits to customers for the purpose of soliciting orders for products.  Grand Canada markets products at major and regional toy trade shows in Canada.  In addition, Grand Canada maintains a showroom at its headquarters in suburban Dorval, Quebec, Canada.

Grand Canada directly, or through outside salespersons, takes written orders for products from customers and submits the orders to Grand’s vendors who then arrange for manufacture of the products.  Customer order cancellations are generally made in writing and Grand will then notify the appropriate vendors of customer cancellations who in turn notify the manufacturers.  This procedure allows Grand to avoid adding products to inventory as a result of customer cancellations of orders.

Returns are generally not accepted although consistent with industry practices, exceptions to this policy are made on a case-by-case negotiated basis.  Those customers who are shipped defective products (per their term agreements) would claim product returns against the rebates.  If a return is material, Grand Canada may have recourse against the manufacturer of the product.

Seasonality

The Company’s business is seasonal, with a majority of sales occurring during the period from September through December in anticipation of the holiday season.  Therefore its annual operating results will depend, in large part, on its sales during the relatively brief holiday season.

Further, this seasonality is increasing as large retailers become more efficient in their control of inventory levels through quick response management techniques.  Retail sales of toy products are seasonal.  These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occurs during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier. The limited inventory carried by retailers may also reduce or delay retail sales. Additionally, the logistics of supplying more and more product within shorter time periods increase the risk that the Company may fail to achieve tight and compressed shipping schedules.

This seasonal pattern requires significant working capital mainly to purchase inventory prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. The Company’s failure to accurately predict and respond to consumer demand could result in our under-producing popular items and overproducing less popular items.

However management of the Company attempts to offset the seasonal nature of the industry by seeking out non-seasonal product lines.  The success of non-seasonal product lines, i.e., Spiderman and Lord of the Rings, has resulted in an appropriate seasonal, non-seasonal inventory concentration for the third and fourth quarters.

Product Liability

The Company maintains product liability coverage for the Company’s operations in the aggregate amount of Canadian $12,000,000.The Company is currently defending a lawsuit for an alleged defective product causing personal injury, as described in Note 16 of the Company’s Consolidated Financial Statements included elsewhere herein.

Competition

The industries in which the Company competes are highly competitive.  Grand Toys competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space for its products.  The larger toy companies include Hasbro Inc., Mattel Inc., Playmates Inc. and Bandai Co.  Many of these competitors have greater financial and other resources than the Company.  Grand also faces competition from retailers who buy directly from the supplier rather than use a distributor like the Company.  The Company remains competitive by offering full service to its customers, including marketing programs and customer service. The toy industry’s highly competitive environment continues to place cost pressures on manufacturers and distributors.  Discretionary spending among potential toy consumers is limited and the toy industry competes for those dollars along with the makers of computers and video games.  Management believes that strong character and product licenses, the Company’s reputation, the competence of its senior management and its operational controls have enabled Grand to compete successfully.

Government Regulation

The Company is subject to the provisions of various laws, certain of which have been enacted by the Federal Government of Canada and others which have been enacted by the Government of the Province of Quebec and other Canadian provinces, and the various states in the United States

Federal

The laws of the Government of Canada to which Grand Canada is subject include the Hazardous Products Act which empowers the Government to protect children from hazardous toys and other articles.  Under that legislation the Government has the authority to exclude from the market those articles, which are found to be hazardous.  Grand Canada is also subject to the Consumer Packaging and Labeling Act enacted by the Government of Canada, whose legislation prohibits the importation of prepackaged items into Canada, as well as the sale, importation, or advertising in Canada of items, which have misleading information on their label.

Provincial

The legislation enacted by the Government of the Province of Quebec in Canada to which Grand Canada is subject includes the Consumer Protection Act which prohibits the sale of hazardous toys and other articles, and also requires proper labeling and instructions to be included with the item being sold.

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

Employees

As of December 31, 2003, the Company employed 23 full-time persons, including two executive officers, none of whom are represented by a union.  The Company believes that its relations with its employees are satisfactory.

Item 2.

Description of Property:

The Company’s principal executive offices are located in an approximately 105,000 square foot facility located at 1710 Route Trans-Canada, Dorval, Quebec, Canada.  The Company uses the facility for offices, showroom, warehousing and distribution.

The lease for the premises expires on September 30, 2004 but Grand Canada has the right to extend the lease for an additional five-year period, to September 30, 2009, which Grand is considering exercising.

The current monthly rent is $25,315 and during the extension period shall be increased each year by a percentage that is equal to 75% of the percentage increase in the consumer price index for the greater Montreal, Canada area.  On October 23, 2002, the Company sub-let 56,132 square feet of this facility in order to maximize facility efficiency and reduce expenses.  The sub-lease ends on November 30, 2008.

The Company believes that its current facilities are satisfactory for its present needs and that its insurance coverage is adequate for the premises.

Item 3.

Legal Proceedings:

On November 30, 1995, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Grand Group Inc, a United States subsidiary, in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Proceeding”).On January 4, 1996, the Court entered an order for relief under Chapter 7 of the United States Bankruptcy Code and a trustee was appointed to supervise the liquidation of Grand Group Inc.  To date, no other proceedings have occurred in connection with the Bankruptcy.

See Note 16 of the Company’s Consolidated Financial Statements for the year ended December 31, 2003, which is an exhibit to this report for a complete description of material legal proceedings to which the Company is presently a party.  Other than discussed above or in Note 16 to the Company’s Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 4.

Submission of Matters to a Vote of Security Holders:

On March 23, 2004, The Company held its 2003 annual meeting of stockholders.  At the meeting, the following actions took place:

1.

The stockholders re-elected Stephen Altro, David Mars, Elliot Bier, James Rybakoff, Michael Kron, Earl Azimov and Michael Seltzer as directors of the Company.  The number of votes for and against each of them was as follows:

DirectorName	For	Against	Withheld	Abstain

Stephen Altro	3,794,785	5,285	n/a	3,184
David Mars	3,794,785	5,285	n/a	3,184
Elliot Bier	3,794,807	5,263	n/a	3,184
James Rybakoff	3,799,995	75	n/a	3,184
Michael Kron	3,799,995	75	n/a	3,184
Earl Azimov	3,799,995	75	n/a	3,184
Michael Seltzer	3,799,995	75	n/a	3,184

2.

The Stockholders ratified the approval of KPMG LLP to serve as the Company auditors for the fiscal year ending December 31, 2002.  3,800,607 shares were voted for the appointment, 1,434 shares were voted against the appointment, no shares were withheld and 1,213 shares abstained.

PART II

Item 5.

Market For Common Equity and Related Stockholder Matters:

The Company’s Common Stock is traded on the NASDAQ Small Cap Stock Market (NASDAQ) under the symbol “GRIN”.  The following table sets forth the range of high and low closing representative bid prices for the Company’s Common Stock from January 1, 2002 through December 31, 2003 as reported by NASDAQ.  The figures represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Common Stock	Representative Bid Prices
2002	High ($)	Low ($)
First Quarter	2.63	1.60
Second Quarter	3.50	1.50
Third Quarter	1.19	1.00
Fourth Quarter	4.78	1.00
2003
First Quarter	2.00	1.33
Second Quarter	3.78	2.70
Third Quarter	3.25	2.52
Fourth Quarter	3.35	2.81

On March 29, 2004, the last reported sales price for the Company’s Common Stock on the Nasdaq SmallCap Market was $3.19 per share.

On January 9, 2004, the Company was advised by Nasdaq that it failed to meet the requirements for continued listing on NASDAQ for failure to hold its 2003 Annual Meeting by December 31, 2003, and that its securities were therefore subject to delisting from the Nasdaq small cap market.  Grand appealed the Nasdaq Staff Determination and the delisting of Grand’s shares has been delayed pending the outcome of the hearing which was held on February 19, 2004.

The Nasdaq Staff’s delisting determination was expected and came after Grand requested a waiver of the requirements to solicit proxies and hold a 2003 Annual Meeting.  Grand believes that it was acting in the best interests of its shareholders in deferring the Annual Meeting.  During most of 2003, Grand was engaged in ongoing discussions regarding the previously announced proposed acquisition of Hong Kong-based Playwell International Limited from Centralink Investments Limited and the related reincorporation of Grand in Hong Kong. The acquisition, the reincorporation and the other transactions to be carried out in connection with the acquisition and the reincorporation, require shareholder approval.  As a result, Grand’s Board determined to wait until the agreement with Centralink was finalized before soliciting proxies and holding Grand’s 2003 Annual Meeting to avoid the expense of holding two meetings.  This would have been the case if Grand held its Annual Meeting in late spring, as Grand has historically done.

The delisting determination resulted from the fact that the Centralink agreement took longer to finalize than originally anticipated.  The agreement was not signed until November 14, 2003 making it impossible to solicit proxies and hold the Annual Meeting in 2003 as required under the Nasdaq Marketplace Rules for continued listing.

In order to meet the compliance requirements set forth by Nasdaq, Grand has held the 2003 annual meeting on March 23, 2004, and the results are found in Item 4.

On March 22, 2004, the Company was notified by the Nasdaq Listing Qualifications Panel that Grand’s shares would not be delisted for failing to hold its 2003 Annual Meeting if it demonstrates before March 25, 2004 that it has complied with the Annual Meeting requirement. Having duly held its meeting on March 23, 2004, and advised Nasdaq of the results, Grand believes that it has met the Panel’s requirements for continued listing.  At the Annual Meeting, all of Grand’s incumbent directors were re-elected and KPMG was ratified as Grand’s auditors for its 2003 fiscal year.

The Nasdaq Panel also advised Grand that its proposed acquisition of Playwell would require a new listing application for the trading of ADRs of Grand’s new Hong Kong Holding Company after the Playwell acquisition. However, based upon the information available to Grand which was provided to the Nasdaq Panel, both Grand and the Panel are of the opinion that Grand’s new Hong Kong Holding Company will likely satisfy all requirements for initial listing upon consummation of the transaction.A new listing application for the ADRs of Grand’s new Hong Kong Holding Company will be filed before April 15, 2004 and diligently pursued pending the completion of the Playwell acquisition.

There can be no assurance that Grand will be able to meet the requirements for continued listing or that Grand could successfully appeal a delisting determination.  If Grand’s shares were delisted, Grand might be able to have its shares listed for quotation on the OTC Bulletin Board or other market.  However, the failure to have Grand’s shares quoted on the Nasdaq market would likely have an adverse impact on the price and liquidity of Grand’s shares and Grand’s ability to obtain financing in the future.

At February 23, 2004 there were approximately 200 record holders of the Company’s Common Stock, however those shares being held at various clearing houses, including Cede & Company and have not been broken down.  Accordingly, the Company believes there are many more beneficial owners of the Company’s Common Stock whose shares are held in “street name”, not in the name of the individual shareholder.

During the past two years the Company has not paid and has no current plans to pay dividends on its Common Stock.  The Company intends to retain earnings, if any, for use in its business.  Any dividends for Common Stock that may be declared in the future will be determined by the Board of Directors based upon the Company’s financial condition, results of operation, market conditions and other factors that the Board deems relevant.

The following securities were issued by the Company during the last quarter of December 31, 2003, and were not registered under the Securities Act of 1933, as amended (the “Act”).

On November 24, 2003 2,520,000 shares were issued upon the exercise of 2,520,000 warrants.

The sale and issuance of securities in the transactions described set forth above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering.

#

Item 6.

Selected Financial Data:

The following selected financial data of the Company has been derived from the Company’s annual consolidated financial statements, which appear elsewhere herein, for the fiscal years 1999, 2000, 2001, 2002 and 2003.

For the Twelve Months Ended December 31:

	2003	2002	2001	2000	1999

Net sales	$11,076,909	$12,339,930	$8,278,335	$12,016,385	$37,260,250
Gross profit	4,727,019	4,016,390	2,531,889	372,374	10,778,909
Earnings (loss) from continuing operations	614,777	(1,024,140)	(940,140)	(9,988,820)	(709,466)
Earnings (loss) from discontinued operations	497,800	197,292	(431,352)	(167,893)	-
Net earnings (loss) applicable to common stockholders	1,112,577	(826,848)	(1,371,492)	(10,156,713)	(709,466)
Earnings (loss) per share:
Continuing operations
Basic	0.20	(0.50)	(0.79)	(12.49)	(1.42)
Diluted	0.17	(0.50)	(0.79)	(12.49)	(1.42)
Discontinued operations
Basic	0.16	0.10	(0.37)	(0.21)	-
Diluted	0.14	0.10	(0.37)	(0.21)	-
Net earnings (loss)
Basic	0.36	(0.40)	(1.16)	(12.70)	(1.42)
Diluted	0.31	(0.40)	(1.16)	(12.70)	(1.42)
Weighted average number
of common equivalent
shares
Basic	3,036,151	2,064,465	1,183,992	801,946	533,145
Diluted	3,573,467	2,064,465	1,183,992	801,946	533,145

Working capital	3,495,070	1,574,709	1,111,171	2,804,596	10,788,948

Long term debt	-	-	-	1,500,000	1,777,778
Capital Stock	5,355	2,763	1,285	3,235	3,135
Convertible Redeemable
preferred stock	-	-	-	500,000	1,000,000
Cash dividends – Common Shares	-	-	-	-	-
Cash dividends – Preferred Shares	-	-	-	-	25,000
Total assets	$7,343,459	$6,244,467	$5,689,225	$6,582,383	$19,408,405

#

Item 7.

Management’s Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this Annual Report.

Overview

For the years 2002 and 2001, the Company disclosed in its audited financial statements that it had certain issues which raised substantial doubt about the Company’s ability to continue as a going concern.  The reasons cited were the Company’s recurring losses and the cancellation of its line of credit in 2000.This was also noted in KPMG’s audit report on those financial statements.  During 2002, the Company increased its credit facility, reduced its losses, and implemented a restructuring plan to return to profitability.  At this time, based on 2004 forecasts, the current credit facility appears to be sufficient to meet the Company’s working capital needs through the end of the 2004 fiscal year.

For the year ended December 31, 2003 the Company reported net earnings of $1,112,577. Net losses of $826,848 and $1,371,492 were reported for the years ended December 31, 2002 and 2001, respectively.  Prior to the year ended December 31, 2003, the Company had not reported an annual profit since December 31, 1997.As a result of the restructuring plan put in place and management’s focus on the sale of products with higher profit margins, profitability has been achieved. In spite of this, there can be no assurance that the Company will remain profitable on an annual basis.

On November 14, 2003, Grand, Genius Glory Limited, a Hong Kong limited company and a wholly-owned subsidiary of Grand International Limited (“Grand HK”), and Centralink Investments Limited, a British Virgin Islands limited company (“Centralink”), entered into a Subscription and Exchange Agreement (the “Subscription and Exchange Agreement”) pursuant to which, among other matters;

Under the terms of the Subscription and Exchange Agreement, Grand will undertake a corporate reorganization pursuant to which Grand and its operating subsidiaries will become subsidiaries of Grand HK, with each issued and outstanding share of Common Stock of Grand being converted into one American Depositary Receipt (“ADRs”) representing one Ordinary Share of Grand HK, and each outstanding option and warrant to purchase Grand Common Stock being converted into one option or warrant to purchase Grand HK ADRs representing one Ordinary Share of Grand HK;

In addition to the reorganization, Grand HK will acquire from Centralink all of the issued and outstanding capital stock of Playwell International Limited, a Hong Kong limited company (“Playwell”), in exchange for the issuance to Centralink of 5,000,000 Grand HK ADRs representing 5,000,000 Ordinary Shares of Grand HK.Playwell is a holding company which owns four subsidiaries:  Hong Kong Toy Center Limited, a trading company which manufactures products designed by customers and Playwell branded items; Gatelink Mould Engineering Limited, a manufacturer of moulds for Playwell; Great Wall Alliance Limited, the holder of Playwell trademarks; and Asian World Enterprises Limited, the holder of licenses for Walt Disney Company and Crayola branded products.

In addition to the acquisition of the Playwell shares, pursuant to the Subscription and Exchange Agreement, Centralink will also subscribe for 5,000,000 Grand HK ADRs for cash and other consideration totaling $11,000,000.

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, and volume rebate allowances.  Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges.  Royalties payable to Grand’s licensor-vendors which are not contingent upon the subsequent sales of the licensor-vendors’ products are included in the price paid for such products.

Major components of selling, general and administrative expenses include: payroll and fringe benefits; advertising expense, which includes the cost of production of television commercials and the cost of air time; advertising allowances paid to customers for cooperative advertising programs; and royalty expenses.  Royalties include payments by Grand Canada to licensors of character properties and to manufacturers of toy products if such payments are contingent upon subsequent sales of the products.  Royalties are usually a percentage of the price at which the product is sold and are payable once a sale is made.

The pricing of the Company’s goods is affected by the price it obtains from its vendors (Cost of Goods Sold) and therefore dictates the selling price the Company can charge its customers. Other factors that influence the Company’s setting of the selling price is the condition of the current market and the nature of the item itself.

From a selling, general and administrative aspect, the pricing will impact selling (commission expense) and general and administrative (advertising expense). In addition, if a lower selling price is set then the related margin on the product will be reduced and therefore the Company will look to rationalize other expenses, i.e. customer term packages.

Accounts receivable are receivables net of an allowance for doubtful accounts.  The allowance is adjusted periodically to reflect the current status of receivables.  Management believes that current reserves for doubtful accounts are adequate.  ales of products to retailers and distributors are on an irrevocable basis.  Consistent with industry practices, Grand Canada may make exceptions to this policy on a case-by-case negotiated basis.  Inventory is comprised of finished goods at landed cost.

All amounts are in U.S. Dollars ($) unless otherwise noted.

#

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Twelve Months Ended December 31,

	2003	2002	2001
	%	%	%
Net sales	100.00	100.00	100.00
Cost of goods sold	57.33	67.45	69.42
Gross profit	42.67	32.55	30.58
Other costs and expenses:
General and administrative	24.93	23.14	34.79
Salaries and fringe benefits	8.91	13.65	20.36
Royalties	2.73	2.52	3.05
Bad debt expense	0.50	0.28	1.78
Depreciation and amortization	0.63	0.73	1.40
Interest expense	0.83	0.65	0.57
Interest revenue	(0.51)	(0.57)	(1.22)
Foreign exchange gain (loss)	(0.76)	0.33	1.07
Reduction of provision for a lawsuit	-	-	(6.64)
Reduction of provision for loan receivable	-	-	(3.48)
Gain on forgiveness of long-term debt	-	-	(14.44)
	37.26	40.73	37.24
Earnings (loss) before income taxes	5.41	(8.18)	(6.66)

Earnings (loss) from continuing operations	5.56	(8.30)	(11.36)
Discontinued operations:
Gain on sale of discontinued operations	4.49	2.14	-
Loss from discontinued operations	-	(0.54)	(5.21)
Earnings(loss) from discontinued operations	4.49	1.60	(5.21)
Net earnings (loss) applicable to common stockholders	10.05	(6.70)	(16.57)

On a monthly basis management reviews its inventory of products and makes an assessment of its realizable value. The factors considered include current market prices, the demand for and the seasonality of its products. If circumstances change (i.e. unexpected shift in market demand, pricing, trends etc.) there could be a material impact on the net realizable value of inventory.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Net Loss:

Net earnings for 2003 was $1,112,577, or $0.36 earnings per share, as compared to a net loss of $826,848, or $(0.40) loss per share in 2002.Net earnings for the year ended December 31, 2003, included a gain of $497,800 on the sale of discontinued operations.  Without this gain, the Company would have realized a net earnings of $614,777 or $0.20 earnings per share.

Increased gross profit and the recognition of the gain on the sale of Sababa Toys Inc., resulted in net earnings for the year as compared to 2002.

Net Sales:

Net sales decreased by $1,263,021 in 2003, or by 10.24%, to $11,076,909 from $12,339,930 for 2002. Net sales decreased primarily as a result of the decline in the following product lines: Spiderman and Lord of the Rings (Toybiz and Playwell), Blopens (P & M Products Ltd.).These decreases are due to a shift in buying patterns of the retailers, such as the direct purchase from the vendor and the loss of product line distribution as a result of purchase by a competitor. The net sales of new product lines such as Art X-press, Astrojax and Hulk helped to offset the decrease in net sales from other product lines.

Gross Profit:

Gross profit for the Company in 2003 increased by $710,629 compared to 2002.As a percentage of sales, gross profit increased in 2003 from 32.55% to 42.67%.The increased gross profit in 2003 was due to the addition of higher margin product lines as a result of better pricing and tighter inventory controls.

General and Administrative Expenses:

General and administrative expenses decreased by $94,169 to $2,761,947, in 2003 from $2,856,116 in 2002, as a result of the cost-cutting measures implemented.

During 2003, the following expenses increased:

Advertising expense increased by $247,871 as a result of additional expense related to the promotion of new and existing product lines.

Insurance expense increased by $73,335 as a result of the increase in insurance premiums; and

Consulting expense increased by $92,240 as a result of one-time consulting charge of $60,000.

As a percentage of sales, general and administrative expenses increased by 1.79% from 23.14% in 2002 to 24.93% in 2003, due to the net sales reduction.

Gain on Discontinued Operation:

On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary to Sababa Global Consumer Products, LLC. Sababa Toys, Inc. distributes proprietary products and develops product concepts to be sold to third parties.  In consideration for the purchase of the shares, the Company received a note in the principal amount of $1,065,716.Payments under the note are to be made quarterly until June 30, 2005 when the unpaid principal balance is due.  The Company recognized a gain on the sale of $761,584, of which $497,800 has been recorded in the Statement of Operations.  As of December 31, 2003, the balance of the gain has been fully recorded in income.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Net Loss:

Net loss for 2002 was $826,848, or $(0.40) loss per share, as compared to a net loss of $1,371,492, or $(1.16) loss per share in 2001.However, net loss for the year ended December 31, 2002, included a gain of $263,784 on the sale of discontinued operations, offset by a $66,492 loss from the operations of discontinued operations.  Without this gain, the Company would have incurred a net loss of $(1,024,140) or $(0.50) per share.

Increased gross profit and the recognition of the gain on the sale of Sababa Toys Inc., resulted in the significant decrease in the net loss for the year as compared to 2001.The Company will have until 2008 to apply unutilized tax losses against future taxable income.

Net Sales:

Net sales increased by $4,061,595, or by 49.06%, to $12,339,930 from $8,278,335 for 2001. Net sales increased primarily as a result of the success in the following product lines: Spiderman and Lord of the Rings (Toybiz and Playwell), Blopens (P & M Products Ltd.).

Gross Profit:

Gross profit for the Company in 2002 increased by $1,484,501.As a percentage of sales, gross profit increased in 2002 from 30.58% to 32.55% as a result of the sales mix in the product line. The increased gross profit in 2002 also was attributable to the Company’s continued emphasis on higher margin sales.

As part of the Company’s 2002 restructuring plan, the Company abandoned the manufacturing and selling of certain of its proprietary product lines.  In doing so the Company incurred $125,247 in expenses relating to write-offs of deferred product development and $94,350 in negative margin due to reduced selling prices as a result of the decrease in customer interest.

In addition, commissions on FOB sales increased as compared to the same period of 2001, by 7.25% because our sales relating to the product line, Toys Biz increased by 169% over the same period in 2001.

General and Administrative Expenses:

General and administrative expenses decreased by $23,858 to $2,856,116, in 2002 from $2,879,974 in 2001.As a percentage of sales, general and administrative expenses decreased by 11.65% from 34.79% in 2001 to 23.14% in 2002.

One time charges incurred as a result of the implementation of the Company’s restructuring plan resulted in a total expense of $417,494.  In 2002, the Company closed two locations and reduced head count through employee and contract terminations.  In line with the restructuring plan, the Company discontinued the manufacture of certain proprietary licensed products.

One time restructuring expenses were:

Write-off discontinued lines $	$172,864
Consulting	111,469
Severance & terminations	71,749
Location closing	61,412
$417,494

In 2002, the Company incurred $412,350 in financing expenses comprised of finance charges of$332,320 included in general and administrative expenses and $80,030 in interest expenses., as a result of the high cost of financing through the Company’s lender.  In addition, the Company incurred significant legal charges of $246,758, relating to the settlement of legal issues, the filing of registration statements, financing documents and handling the NASDAQ de-listing issue.

Based on the above, the Company has determined that of the total general and administrative expenses, $516,479 are of non-recurring nature.

Gain on Discontinued Operation:

On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary to Sababa Global Consumer Products, LLC. Sababa Toys, Inc. distributes proprietary products and develops product concepts to be sold to third parties.  In consideration for the purchase of the shares, the Company received a note in the principal amount of $1,065,716.Payments under the note are to be made quarterly until June 30, 2005 when the unpaid principal balance is due.  The Company recognized a gain on the sale of $761,584, of which $263,784 has been recorded in the Statement of Operations.  The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under its line of credit facility with Montcap Financial Inc., and by cash flow from operations.  In the past, it has also supplemented those sources through the sales of equity securities.

In May 2002, the Company increased the maximum availability under its lines of credit to $2,700,000 from $1,569,563.

Accounts receivable at December 31, 2003 were $1,598,907 compared to $1,866,110 at December 31, 2002.The sales were mainly to mass retailers. Inventory at December 31, 2003 increased to $1,682,298 from $1,148,220 at December 31, 2002. The increase in inventory was based on customer’s estimates of purchases for 2004.

Working capital increased to $3,495,070 at December 31, 2003 from $1,574,709 at December 31, 2002.Net cash provided by operating activities was $615,521 in 2003 compared to cash used for operating activities of $1,103,861 in 2002.Cash for additions to equipment and leasehold improvements was $9,105 in 2003 compared to $20,161 in 2002.

The Company’s accounts receivable level is subject to significant seasonal variations due to the seasonality of sales.  As a result, the Company’s working capital requirements are greatest during its third and fourth quarters.  In addition, to the extent accounts receivable, inventories, guarantees and advance payments increase as a result of growth of the Company’s business, the Company could require additional working capital to fund its operations  .Sources of such funding include cash flow from operations, drawings on the financing facilities, or sales of additional equity or debt securities by the Company.

If the funds available to the Company from current cash and cash equivalents are not sufficient to meet the Company’s cash needs, the Company may from time to time seek to raise capital from additional sources, including project-specific financing, additional public or private debt or equity financing.

The Company believes that in order to achieve its long-term expansion objectives and to enhance its competitive position in the U.S. market, the Company will need additional financial resources over the next several years. The precise amount and timing of its future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for the Company’s products and the management of its working capital.  The Company believes its proposed acquisition of Playwell will provide it with access to significant capital.  However, the Company may not be able to obtain additional financing on acceptable terms or at all.  If the Company is unable to obtain sufficient capital, it could be required to curtail its expansion plans.

Contractual Obligations

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

Contractual Obligations	1-3 years	3-5 years

Operating lease obligations	1,042,000	966,000

Risk Factors

A few customers account for a large portion of the Company’s net sales and a substantial reduction in or termination of orders from its large customers could adversely affect its business, financial condition and results of operations

The Company’s three largest customers accounted for approximately 49% and 60% of its net sales in 2003 and 2002, respectively.  Except for outstanding purchase orders for specific products, the Company does not have written contracts with or commitments from any of its customers.  A substantial reduction in or termination of orders from any of its largest customers could adversely affect its business, financial condition and results of operations.  In addition, pressure by large customers seeking a reduction in prices, financial incentives, a change in other terms of sale or on the Company to bear the risks and the cost of carrying inventory could also adversely affect the Company’s business, financial condition and results of operations.

A limited number of the Company’s product lines account for a substantial portion of its net sales which may adversely affect its business, financial condition and results of operations

The Company derives a substantial portion of its net sales from a limited number of product lines. Sales of the Toy Biz product line represented approximately 62% and 67% of Grand’s net sales in 2003 and2002, respectively.  Since January 1, 2002 the Company has operated without a written distribution agreement with Toy Biz.  However, it has continued to distribute the product lines carried by Toy Biz during 2002 and 2003 and have accepted orders for 2004 shipping from Toy Biz.  In addition, Toy Biz Worldwide is affiliated with Playwell and, accordingly management believes that its relationship with Toy Biz will continue.  However, there can be no assurance that the Company will be able to retain the right to distribute this product line or, even if the Company is, that any of the products in this branded product line will retain their current popularity.  The loss of the Company’s distribution rights for any of these product lines or the decrease in the popularity of any one of these branded product lines would adversely affect its business, financial condition and results of operations.

Doubts about the Company’s ability to continue as a going concern could have a material adverse effect on its stock price and the liquidity of its shares

In Grand’s audited financial statements for the year ended December 31, 2002 and 2001, it recognized that it had certain issues which raised substantial doubts about its ability to continue as a going concern. The reasons cited were its recurring losses and the insufficiency of its line of credit to fund its operations. This was noted in KPMG's audit report on those financial statements. In mid-2002, Grand implemented a plan to stem its losses and return to profitability and, at that time, secured an increase in its line of credit. These efforts led to Grand’s return to profitability in 2003 and the absence of any going concern limitation in KPMG’s audit report on Grand’s financial statements for the year ended December 31, 2003. However, there can be no assurance that Grand will be able to sustain profitability and if it cannot, whether Grand would be able to operate as a going concern.

Grand has a history of losses which makes sustained profitability uncertain

Although Grand had net earnings of $1,112,577 for the year ended December 31, 2003, it incurred net losses of $826,848 and $1,371,492 for the year ended December 31, 2002 and 2001 respectively and had not reported an annual profit since the year ended December 31, 1997. Grand believes that its return to profitability in 2003 resulted form it recent focus on the distribution of products with higher profit margins and the reduction in expenses. Although these efforts were successful in 2003, Grand cannot be sure that its efforts will result in continued profitability on an annual basis in the future.

An inability to obtain additional financing could adversely impact the Company’s ability to expand into the U.S. market

Grand believes that in order to achieve its long-term expansion objectives and to enhance its competitive position in the U.S. market, it will need additional financial resources over the next several years. The precise amount and timing of its future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for its products and the management of its working capital. Grand may not be able to obtain additional financing on acceptable terms, or at all. If Grand is unable to obtain sufficient capital, it could be required to curtail its expansion plans.

The Company’s shares may not continue to be listed on the Nasdaq Small Cap Stock Market which could adversely affect the price and liquidity of its stock and its ability to obtain financing in the future

On January 9, 2004, Grand was advised by Nasdaq that it failed to meet the requirements for continued listing on Nasdaq for failure to hold its 2003 Special meeting by December 31, 2003, and that its securities were therefore subject to delisting from the Nasdaq SmallCap Stock Market. Grand successfully appealed the Nasdaq Staff Determination and Grand’s shares will continue to be listed on the Nasdaq SmallCap Stock Market. However, Grand’s most recent appeal was the second time in the last three years that it was subject to potential delisting. There can be no assurance that Grand will be able to continue to meet the requirements for continued listing or that Grand could successfully appeal a delisting determination. If Grand’s shares were delisted, Grand might be able to have its shares listed for quotation on the OTC Bulletin Board or other market. However, the failure to have Grand’s shares quoted on the Nasdaq market would likely have an adverse impact on the price and liquidity of Grand’s shares and Grand’s  ability to obtain financing in the future.

The Company’s management exercises substantial control over its business

As of February 2, 2004, the Company’s directors and executive officers beneficially owned, in the aggregate, 2,032,823 shares of the Company’s common stock, representing approximately 38% of the common stock outstanding.  Accordingly, if these persons act together, they exercise significant control over matters requiring approval of our stockholders, including the election of the Company’s board of directors.

The Company may not be able to retain the key personnel it need to succeed

Grand’s success is dependent on the expertise, experience and continued services of its senior management employees. Most decisions concerning Grand business are made or significantly influenced by them. Grand does not maintain "key man" insurance on the life of any of these persons. In the event of the loss of any of its senior management employees, no assurances can be given that Grand will be able to obtain the services of an adequate replacement.

The issuance of shares of common stock upon the exercise of options and warrants will cause dilution to the Company’s current stockholders and the prevailing market price for its common stock may be materially and adversely affected by the addition of a substantial number of shares

The Company is authorized to issue 12,500,000 shares of common stock, of which 5,355,244 shares are outstanding.  In addition:

(a)

213,464 shares are issuable upon the exercise of currently outstanding options granted under the Company’s Amended and Restated 1993 Stock Option Plan the sale of a portion of which have been registered on a registration statement on Form S-8;

(b)

196,000 shares are issuable upon the exercise of options granted outside our 1993 Stock Option Plan; and

(c)

637,143 shares are issuable upon the exercise of currently outstanding warrants.

If and when these options are exercised, the new shares will cause the percentage of common stock owned by each stockholder to be diluted.  Moreover, the prevailing market price for the common stock may be materially and adversely affected by the addition of a substantial number of shares, into the market.

The Company’s attempts to acquire other companies may not prove fruitful and could have an adverse effect on its liquidity and earnings

The Company may, at times, become involved in discussions about acquiring other companies.  Its experience in the past has been that this process takes a significant amount of management time and effort.  New acquisition discussions will likely distract the Company’s management from its day-to-day operations.  Even if the Company does find companies that are worth acquiring, such as its pending acquisition of Playwell, it may be extremely difficult to integrate their operations into its existing operations.  In addition, there is no guaranty that its acquisitions will be successfully completed or, if completed will be financially successful.  Thus, any such acquisition could have an adverse effect on its liquidity and earnings.

The life cycle for toy products is usually very short and the Company’s business may be adversely affected by its inability to secure the right to distribute new products

As a result of changing consumer preferences, many toy products are successfully marketed for only one or two years.  There can be no assurances that

•

any of the current products or product lines distributed by the Company will continue to be popular for any significant period of time;

•

any new products or product lines subsequently distribute by the Company will achieve an adequate degree of market acceptance; or

•

any new product’s life cycle will be sufficient to permit the Company to recover development, manufacturing, marketing or other costs of the product.

In the event a new product does not receive sufficient market acceptance, the Company may be required to sell inventory of such products at a substantial discount.  Accordingly, the Company’s success is dependent in large part on its ability to secure the rights to distribute new products and to secure new character and well-known brand name licenses for existing or new product lines, which cannot be assured.  Therefore, the Company cannot assume that any new products will be successful or meet with the same success as existing products.

Consumer preferences are difficult to predict and the introduction of new products is critical to the toy industry

Grand’s business and operating results depend largely upon the appeal of its toy products. A decline in the popularity of its existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on Grand’s business, financial condition and results of operations. Grand’s continued success will depend on its ability to redesign, restyle and extend its existing toy and fashion accessory products and to develop, introduce and gain customer acceptance of new products. However consumer preferences with respect to toy products are continuously changing and are difficult to predict.

Certain relationships among the Company’s management and affiliates create various potential and actual conflicts of interest and could adversely affect the Company’s business

Although it is the Company’s policy that all transactions with and loans to its affiliates be made on similar terms to those that can be obtained from unaffiliated third parties and for such transactions to be approved by a majority of the Company’s directors who do not have an interest in the transaction, certain situations may arise in the future where an interested party would be required to vote on actions that could benefit such person and negatively impact Grand, or vice versa.

Non-compliance with government regulation could seriously harm our business

Most of the Company’s business is currently conducted in Canada.  The Company is subject to the provisions of various laws, certain of which have been enacted by the federal government of Canada, the Province of Quebec and other Canadian provinces.  The laws of Canada include the Hazardous Products Act which empowers the government to protect children from hazardous toys and other articles.  Under that legislation, the government has the authority to exclude from the market those products which are found to be hazardous.  The Company is also subject to the Consumer Packaging and Labeling Act enacted by the government of Canada.  This legislation prohibits the importation of prepackaged items and the sale or importation or advertising of items which have misleading information on their labels.  As a result, if any of these Canadian governmental entities should allege that any of the Company’s products are hazardous to children or the packaging is misleading, whether or not such items are dangerous or misleading, the Company could be precluded from distributing entire lines of toys until a full investigation is completed.  In such case, even if the Company prevails, a significant portion of the value of the entire line could be lost during a time-consuming investigation because, as discussed above, the life cycle for toy products is usually very short.

The Company faces substantial competition in the toy distribution industry

Many other companies involved in the toy distribution industry in Canada and the United States have greater financial resources, larger sales forces, greater name recognition, larger facilities for product development and products that may be more competitively priced than the Company’s products.  As a result, some of the Company’s competitors may be able to obtain a greater volume of and more lucrative distribution contracts than the Company can.

The Company may be adversely effected by the seasonal aspect of its business

The Company’s business is seasonal and, therefore, its annual operating results will depend, in large part, on its sales during the relatively brief holiday season from September through December when the majority of its sales take place.  Further, the impact of seasonality is increasing as large retailers become more efficient in their control of inventory levels through quick response management techniques.  Rather than maintaining large on-hand inventories throughout the year to meet consumer demand, these customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by retail customers, which to a large extent occur during September through December.  While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like the Company to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier.  The limited inventory carried by retailers may also reduce or delay retail sales.  Additionally, the logistics of supplying more and more product within shorter time periods will increase the risk that the Company may fail to achieve tight and compressed shipping schedules.  This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season.  The Company’s failure to accurately predict and respond to consumer demand could result in its under-producing popular items and overproducing less popular items.

The market price of the Company’s common stock has been and will continue to be volatile

Market prices of the securities of toy companies are often volatile and the Company’s historical stock price has reflected this volatility.  The market price of the Company’s common stock may be affected by many factors, including: fluctuations in our financial results; the actions of its customers and competitors (including new product line announcements and introductions); new regulations affecting foreign manufacturing; other factors affecting the toy industry in general; and sales of its common stock into the public market  In addition, the stock market periodically has experienced significant price and volume fluctuations, which may have been unrelated to the operating performance of particular companies.

The issuance of “blank check” preferred stock may also impact the value of the Company’s shares

The Company is authorized to issue 5,000,000 shares of “blank check” preferred stock, which is preferred stock that may be issued from time to time in such classes or series and with such terms, rights and preferences as the board of directors may choose. All of these shares may be issued at the discretion of the Company’s board of directors, without the approval of its stockholders, with dividend, liquidation, conversion, voting or other rights, which could negatively affect the voting power or other rights of owners of the Company’s common stock or other series of preferred stock.

The Company’s ability to issue “blank check” preferred stock could prevent or delay takeovers

The Company’s preferred stock can be designated in a manner that could delay or impede a merger, tender offer or other transactions resulting in a change in control, even if such a transaction would have significant benefits to the Company’s stockholders.  As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock.

The Company does not expect to pay dividends on its stock

The Company has not paid any cash or other dividends on its common stock and does not expect to declare or pay any cash dividends in the foreseeable future.  In addition, its current credit agreement with its bank restricts the payment of any dividends without the bank’s prior consent.

Effects Of Inflation

The Company does not believe that inflation has had a significant impact on its financial position or results of operations in the past three years.

New Accounting Pronouncements

The Company has determined that the new pronouncements effective in the year 2003 will not have a significant impact on the financial statements.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk:

The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Company’s primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations. The Company believes that its exposure is immaterial.

INTEREST RATE RISK The interest payable on the Company’s revolving lines-of-credit are variable based on the prime rate, and therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments.

FOREIGN CURRENCY RISK

 While the Company’s product purchases are transacted in U.S. dollars, most transactions among the suppliers and subcontractors are effected in Hong Kong dollars.  The exchange rate for the Hong Kong dollar is currently fixed against the U.S. dollar.  If this changes in the future fluctuations in Hong Kong monetary rates may have an impact on the Company’s cost of goods.  Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People’s Republic of China, and thereby have a negative impact on the Company.  Since the majority of the Company’s sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to U.S. dollars to pay its suppliers.  Therefore, fluctuations in the conversion rate may have an impact on the Company.  The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.

#

Item 8.

Financial Statements:

The consolidated financial statements of the Company, including the notes thereto, together with the report of independent chartered accountants thereon, are presented beginning at page F-1.

Selected Quarterly Financial Data:

For the fiscal year 2003:

	March 31	June 30	September 30	December 31

Net sales	$2,951,095	$2,647,658	$3,144,655	$2,333,501
Gross profit	1,261,577	1,250,837	1,316,745	897,860
Earnings before
continued operations	350,079	58,766	124,731	81,200
Discontinued operations	103,002	129,725	208,972	56,101
Net earnings applicable to
common stockholders	453,081	188,491	333,703	137,302
Earnings per share:
Basic from continued operations	$0.13	$0.02	$0.04	$0.02
Diluted from continued operations	0.06	0.01	0.02	0.02
Basic from discontinued operations	0.03	0.05	0.08	0.01
Diluted from discontinued operations	0.2	0.02	0.04	0.01
Basic	0.16	0.07	0.12	0.03
Diluted	0.08	0.03	0.06	0.03

For the fiscal year 2002:

	March 31	June 30	September 30	December 31

Net sales	$2,262,806	$3,419,749	$3,244,053	$3,413,322
Gross profit	817,535	1,270,833	1,236,070	691,952
(Loss) Earnings from
continuing operations	(538,696)	(91,081)	106,266	(500,629)
Discontinued operations	(31,768)	114,817	-	114,243
Net (loss) earnings applicable to
common stockholders	(570,464)	23,736	106,266	(386,386)

(Loss) earnings per share:
Basic from continued operations	$(0.39)	$0.06	$0.04	$(0.19)
Discontinued operations	(0.03)	0.08	-	0.04
Basic	(0.42)	0.02	0.04	(0.15)
Diluted	(0.42)	0.01	0.03	(0.15)

Item 9.

Changes in, and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable

Item 9a.

Controls and Procedures

 The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in the Company’s internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting..

PART III

Item 10.

DIRECTORS AND DIRECTOR NOMINEES

Set forth below is the name, age, principal occupation during the past five years and other information concerning each director and nominee.  The information presented with respect to each director nominee has been furnished by that person.

Name	Age	Director Since
Elliot Bier	53	July 1993
Stephen Altro	65	July 1993
David Mars	65	July 1993
James B. Rybakoff	36	May 1996
Michael Kron	40	June 2002
Earl Azimov	41	June 2002
Michael Seltzer	53	June 2002

Elliot L. Bier has been a practicing attorney in Montreal for the last 25 years.  He has been a senior partner in Adessky Poulin, Grand US’ Canadian legal counsel for the last 10 years.  Since November 16, 2000, Mr. Bier has served as Chairman of Grand US.  From May 2001 to June 2003, Mr. Bier served as the Chief Operating Officer of Polystar Inc., a Montreal-based plastics company.

Stephen Altro has held executive positions with Grand Canada, Grand US’ Canadian operating subsidiary, for over 41 years.  From July 20, 1993 to June 30, 2000, Mr. Altro served as Chairman, President and Chief Executive Officer of the Grand US. Mr. Altro co-founded Grand Canada with David Mars in 1961. Since June 30, 2000, Mr. Altro has been engaged as a consultant to the Company.

David Mars has held executive positions with Grand Canada for over 41 years.  From July 20, 1993 to June 30, 2000, Mr. Mars served as Vice-Chairman of Grand US. Mr. Mars co-founded Grand Canada with Stephen Altro in 1961. Since June 30, 2000, Mr. Mars has been engaged as a consultant to the Company.

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

Michael Seltzer has been the Chairman of Sam Seltzer’s Steak Houses of America since 1997. Since February 2002, Mr. Seltzer has also served as of President Sam Seltzer’s Steak Houses of America.

Directors are elected annually by the shareholders and hold office until the next Annual Meeting and until their successors are elected and qualified.  Executive officers are elected by and serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors and executive officers.

Director Compensation

Directors who are also officers of the Company are not paid any compensation for attendance at directors’ meetings or for attending or participating in any committee meetings but are eligible to participate in the Company’s Stock Option Plan.  Non-employee Directors of the Company are compensated for their services and attendance at meetings through the automatic grant of 125 options per quarter pursuant to the Company’s Stock Option Plan. The exercise price of options granted to non-employees directors is the market price of the Company’s common stock on the first day of each quarter.

During the year 2003, Elliott Bier received $42,500 for services rendered as chairman and Stephen Altro and David Mars each received an amount of $43,930 for consulting fees.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2003, the Board of Directors held 5 meetings and each of the Directors attended all of the meetings.

Audit Committee

The Audit Committee consists of Michael Kron, Earl Azimov and Michael Seltzer and each member meets the independence requirements of NASDAQ and the Securities and Exchange Act of 1934.. The Audit Committee (i) recommends to the Board the conditions, compensation and term of appointment of independent chartered accountants for the audit of our financial statements, (ii) reviews the Company’s examination reports prepared by regulatory authorities, and (iii) provides the Board with such assistance as is necessary with respect to the Company’s corporate and reporting practices.  The Audit Committee may also from time to time confer with the auditors to exchange views relating to the scope and results of the audit. The Audit Committee operates through a written charter.  During the fiscal year ended December 31, 2003, the Audit Committee did not hold any meetings, but took action by written consent three times.

The Board of Directors has determined that Micheal Kron qualifies as an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.

Compensation Committee

The Compensation Committee consists of three directors: Michael Kron, Earl Azimov and Michael Seltzer. The Compensation Committee reviews and approves the compensation for the Company’s senior management, officers and directors.  It also administers the Company’s Stock Option Plan.  During the fiscal year ended December 31, 2003, the Compensation Committee did not hold any meetings, but took action by written consent once.

The Board of Directors does not have a standing nominating committee or one performing similar functions.

Compensation Committee Interlocks and Insider Participation

None of the members of Grand U.S.’ Compensation Committee was, during the fiscal year ended December 31, 2003, one of our officers or employees, or one of our former officers. Other than as described in the preceding sentence, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Executive Officers

Our executive officers are:

Elliot L. Bier	Chairman
Stephen Altro	Acting President and Chief Executive Officer

The biographies for the above Executive officers are found in Item 10.

Tania M. Clarke	Executive Vice President and Chief Financial Officer

Tania M. Clarke, 36 years old, has served as the Executive Vice-President and Chief Financial Officer of the Company and Grand Canada since December 4, 2000, and has been employed by the Company and its subsidiaries in various other financial capacities since May 3, 1993.Ms. Clarke held the positions of Assistant-Controller and Controller prior to accepting the position of Executive Vice-President and Chief Financial Officer at the Company. Prior thereto, Ms. Clarke was employed by KPMG LLP, as an external auditor for 3 years. Ms. Clarke is a Canadian Chartered Accountant (C.A.) and a U.S. Certified Public Accountant (C.P.A).

Key Employees

Our management regards the following persons, although not executive officers, as key employees:

Robert Herbst has been the Vice-President of Operations of the Company since May 2001.Prior thereto, Mr. Herbst worked at Grand Canada in various capacities for 27 years.

Jason Mars has been the Director of Sales and Merchandising of the Company since January 1, 2003.Prior thereto, Mr. Mars worked at the Company in various capacities for 6 years.

#

Item 11.

Executive Compensation

The following table summarizes certain information regarding compensation awarded, paid or accrued by the Company for the fiscal years ended December 31, 2001, 2002 and 2003 respectively.  No other executive officer or key employee who served in such capacity at December 31, 2003 had total annual salary and bonus for the year ended December 31, 2003, 2002 and 2001 in excess of $100,000.

Summary Compensation Table

	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)

Tania M. Clarke	2003	82,000 (2)	22,000 (2)	12,700 (2),(5)	25,000	-
Executive Vice-President and	2002	75,000 (3)	-	8,800 (3),(6)	15,000	-
Chief Financial	2001	61,500 (4)	-	8,500 (4), (7)	-	-
Officer

Stephen Altro	2003	37,000 (2)	-	-
Acting President	2002	33,000 (3)	-	-
and Chief	2001	34,000 (4)			-	-
Executive Officer (1)

1)

Mr. Stephen Altro has been the Company’s Acting President and CEO since June 8, 2002.

2)

Such amounts are based upon an exchange rate Canadian $1.40 to United States $1.00 (the exchange rate on December 31, 2003).

3)

Such amounts are based upon an exchange rate Canadian $1.57 to United States $1.00 (the exchange rate on December 31, 2002).

4)

Such amounts are based upon an exchange rate Canadian $1.55 to United States $1.00 (the exchange rate on December 31, 2001).

5)

Other annual compensation for Ms. Clarke consists of $6,000 for automobile benefits and $6,700 for group insurance and retirement benefits.

6)

Other annual compensation for Ms. Clarke consists of $5,800 for car benefits and $3,000 for group insurance and retirement benefits.

7)

Other annual compensation for Ms. Clarke consists of $5,500 for car benefits and $3,000 for group insurance and retirement benefits.

The following table sets forth further information regarding the stock option grants during fiscal 2003 to the officers named in the Summary Compensation Table above.

Option Grants in 2003

Tania M. Clarke received 25,000 options, representing 26% of the total options granted to employees during the year.  These options have an exercise price of $2.52, a fair value of $2.01 and an expiry date of December 13, 2011.

Aggregated Option Exercises in Fiscal Year 2003 and Option

Values as of December 31, 2003

None

The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 2003 and stock options held by each of them at fiscal year-end. Values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2003, as determined by the closing price of our Common Stock on that date as reported by NASDAQ.

Name	Shares Acquired On Exercise (#)	Value Realized $(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options At Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable (2)	Unexercisable
Tania M. Clarke	-	-	52,739	-	$158,217	-

(2) Closing stock price on December 31, 2003 was $3.00.

Employment Agreements

Except for stock option agreements, the Company has employment agreement with Tania M. Clarke.

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

CEO Compensation.Mr. Altro is the Acting CEO and has held this position since June 2002. Mr. Altro received in consulting income $43,930 in 2003.

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

Bonuses. The Compensation Committee's policy is to recommend bonuses that compensate executive officers for achieving our goals.In addition, the Compensation Committee's policy is to pay discretionary bonuses, determined near the end of the fiscal year, to compensate executive officers for performance or achievements during the fiscal year not covered by bonuses paid earlier in the year.

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

Options are intended to provide participants with an increased incentive to make contributions to our long-term performance and growth, to join the interests of participants with the interests of our shareholders and to attract and retain qualified employees.  The number of options granted to an executive in 2003 were granted as an inducement for employment.

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

Retirement Savings Plan. During the year the Company added a Deferred Profit Sharing Plan (DPSP) to its existing Group Retirement Savings Plan (GRSP) for its Canadian employees. Since December 2003, the Company contributes to the DPSP plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) Canadian $3,000 per employee.  Prior to the creation of the DPSP, the Company contributed to the GRSP.  For the year ended December 31, 2003, the Company contributed a total of US $23,000, of which approximately $18,000 was contributed to the GRSP and $5,000 to the DPSP.

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

Michael Kron

Earl Azimov

Michael Seltzer

Performance Graph

The following graph tracks an assumed investment of $100 on the last trading day of the calendar year indicated below in our Common Stock, the NASDAQ Stock Market and the NASDAQ Non-Financial Stocks sector, assuming full reinvestment of dividends.  Past performance is not necessarily indicative of future performance.

Code of Ethics

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers, a copy of which will be provided upon written request to Tania M. Clarke, 1710 Route Transcanadienne, Dorval, Quebec, Canada, H9P 1H7.

Section 16(a) Beneficial Ownership Reporting Compliance

The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Company’s outstanding Common Stock, are required to file reports with the Securities and Exchange Commission and with NASDAQ, reporting changes in the number of shares of the Company’s Common Stock beneficially owned by them and provide the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the year ended December 31, 2003, with the exception of the following:

During the fiscal 2003, the following individuals were late with their Form 4 filings: David Mars and Stephen Altro did not make a timely filing in connection with the exercise of 585,000 and 600,000 warrants held by Mr Mars and Mr Altro respectively; Michael Selzter did not make a timely filing in connection with the purchase of 3,214 shares of common stock of the Company. Elliot Bier, David Mars and Stephen Altro did not make timely filings in connection with their receipt of automatic grants of 125 options per quarter to non-employee directors of Registrant pursuant to the Company's Stock Option Plan. As of the date of this report, to our knowledge, each of the aforementioned persons has made the required filings.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of February 2, 2004 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the Company’s directors and director nominees, (iii) each of the Company’s Named Executive Officers (as defined below) and (iv) all of the Company’s executive officers and directors as a group.  Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class and Voting Power (1)
Stephen Altro 1710 Rte. Transcanadienne Dorval, QC, Canada, H9P 1H7	931,268 (2)	17.14%
David Mars 1710 Rte. Transcanadienne Dorval, QC, Canada H9P 1H7	917,107 (3)	16.94%
Livescore Finance Company Ltd. C/o Insinger Trust Standard Charter Bank Bld., 4-4A Des Voeux, Hong Kong	472,500 (4)	8.75%
Robenham Inc. C/o Insinger Trust Standard Charter Bank Bld., 4-4A Des Voeux, Hong Kong	472,500 (4)	8.75%
Faxfleet Holdings Ltd. C/o Insinger Trust Standard Charter Bank Bld., 4-4A Des Voeux, Hong Kong	452,500 (5)	8.38%
Spellord Inc. C/o Insinger Trust Standard Charter Bank Bld., 4-4A Des Voeux, Hong Kong	452,500 (5)	8.38%
R. Ian Bradley 1710 Rte. Transcanadienne Dorval, QC, Canada, H9P 1H7	300,000 (6)	5.38%
Ofer Nissim 65 High Ridge Road, Suite 500 Stanford, CT, 06905	284,874 (7)	5.31%
James B. Rybakoff 780 Third Avenue New York, NY 10017	139,859 (8)	2.59%
Elliot L. Bier 999 Boul. de Maisonneuve Ouest Montreal, QC, Canada H3A 3L4	38,750 (9)	0.72%
Michael Seltzer 10101 Collins Ave., Pent. #14 Bal Habour, FL 33514	4,089 (10)	-
Michael Kron 6950 Cote-St Luc Rd., #1111 Montreal, QC, Canada H4V 2Z9	875 (11)	-
Earl Azimov 5603 Parkhaven Avenue Cote St-Luc, QC, Canada H4W 1X2	875 (11)	-
All Executive officers and directors as a group (seven persons)	2,032,823 (12)	37.96%

1)

Computed on the basis of 5,355,244 shares of Common Stock and, with respect to those persons holding shares of Series B Convertible Redeemable Preferred Stock, warrants or options to purchase Common Stock exercisable within sixty (60) days, the number of shares of Common Stock that are issuable upon the exercise thereof.

2)

Includes 285,857 shares and 37,857 warrants held by 136011 Canada Inc., 264,197 shares and 37,857 warrants held by 2870304 Canada Inc. (controlled by Mr. Altro), and 304,000 shares and 1,500 options to purchase common stock held by Mr. Altro.The company, 2870304 Canada Inc., is a privately-held corporation controlled by Mr. Altro, and of which his wife and children are the only other stockholders.

3)

Includes 428,572 shares and 28,572 warrants held by 136012 Canada Inc. (controlled by Mr. Mars), 117,391 shares and 28,572 warrants held by 2884330 Canada Inc., and 312,500 shares and 1,500 options to purchase Common Stock held by Mr. Mars.The company, 2884330 Canada Inc., is a privately held corporation controlled by Mr. Mars, and of which his wife and children are the only other stockholders.

4)

Includes 42,500 warrants to purchase Common Stock and 430,000 shares of Common Stock.

5)

Includes 42,500 warrants to purchase Common Stock and 410,000 shares of Common Stock

6)

Represents 75,000 shares and 225,000 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

7)

Includes 12,500 shares of Common Stock.Mr. Nissim’s holding of 272,374 shares is held indirectly through Knox Security Engineering Corp. and Ark Foundation LLC.

8)

Includes 82,609 shares and 55,000 warrants to purchase Common Stock issued to Akin Bay Company LLC and options to purchase 2,250 shares of Common Stock issued pursuant to our Stock Option Plan.Mr. Rybakoffis the controlling member of Akin Bay.

9)

Includes 500 shares and 38,250 options to purchase shares of Common Stock .

10)

Includes 3,214 shares of Common Stock and 875 options to purchase Common Stock

11)

Represents quarterly director option grants per the Company’s Stock Option Plan.

12)

See Footnotes (1) –(11)

Item 13.

Certain Business Relationships and Related Transactions

Mr. Bier, a Director of the Company, is a senior partner at Adessky, Poulin, which performs legal services for the Company in Canada.  During the fiscal year ended December 31, 2003, the Company paid Adessky Poulin an aggregate of $139,000 for legal fees and related disbursements.

Grand Toys (H.K.), an affiliate of the Company owned by Mr. Altro and Mr. Mars, assists the Company in obtaining competitive sourcing of products in Asia.  All transactions of Grand Toys (H.K.) are performed on behalf of the Company at cost. The dollar value of the transactions was $37,000 for the year ended December 31, 2003 and $121,000 for the year ended December 31, 2002.

In December 2001, David Mars and Stephen Altro purchased shares of Series B Convertible Redeemable Preferred Stock. David Mars invested $195,000 and received 195,000 shares at $1.00 each and 585,000 warrants to purchase Common Stock at an exercise price of $0.01 each. In March 2002, Mr. Mars invested an additional $200,000 and received 200,000 shares at $1.00 each and 600,000 warrants to purchase Common Stock at an exercise price of $0.01 each. Stephen Altro invested $200,000 and received 200,000 shares at $1.00 each and 600,000 warrants to purchase Common Stock at an exercise price of $0.01 each.  On November 24, 2003, 1,185,000 shares were issued upon the exercise of 1,185,000 warrants held directly or indirectly by Messrs. Mars and Altro.

The terms of these transactions are as favorable to Grand as could be obtained with unrelated third parties.

PART IV

Item 14.

Principal Accountant Fees And Services

Summary of KPMG LLP Fees For Professional Services Rendered
Years Ended December 31,

	2003	2002

Audit fees (1)	$85,525	$70,064
Audit related fees	110,000	34,204
Tax fees	12,116	12,739

	$207,641	$117,007

1)

Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements, consents, and assistance with the review of documents filed with the SEC.

All non-audit services must be pre-approved by the Audit committee prior to their commencement. The fees described above under “Tax Fees” were so pre-approved.

Item 15.

Financial Statements, Exhibits and Reports on Form 8-K

(a) Financial Statements:

Report of Independent Auditors
Index to Financial statements
Consolidated Financial Statements:
Consolidated Balance Sheets - December 31, 2003 and December 31, 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
Consents of Independent Auditors to incorporation by reference of financial statements

#

Exhibits

The exhibits were filed with the original filing

**3.1	Articles of Incorporation, as amended
### 3.2	Certificate of Designations of Series A 5% Cumulative Convertible Redeemable Preferred Stock
***3.3	Amended and Restated By-Laws
***3.4	Certificate of Amendment for Reverse Split
#####3.5	Certificate of Amendment for Reverse Split (2001)
#####3.6	Certificate of Designation of Series B Convertible Redeemable Preferred Stock
#####3.7	Form of Warrant for 1201 Private Placement
**4.1	Form of certificate evidencing shares of Common Stock
####4.3	Form of Common Stock Warrant
####4.4	Form of Regulation S Common Stock Subscription Agreement
#####4.5	Form of Regulation S Preferred Stock Subscription Agreement
#10.3	Amended and Restated 1993 Stock Option Plan
####10.9	Lease ofDorval, Canada facility
####10.10	Lease of Mississauga, Canada facility
#####10.14	Factoring Agreement between Montcap Financial and Grand
#####10.15	Inventory and Equipment Loan Agreement between Montcap Financial and Grand
#####10.16	Limited Treasures Settlement Agreement
#####10.17	Nissim Settlement Agreement
*11	Valuation and Qualifying Accounts and Allowances
*21	List of Subsidiaries of the Company
*23	Consent of KMPG LLP
*31.1	Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Legend:

*	Filed herewith
**

Filed as an Exhibit to either the company’s Registration Statement (the “Registration Statement”) on Form SB-2, dated January 27, 1994, or Amendment No. 1 or Amendment No. 2 to such Registration Statement.

***	Filed as an Exhibit to the Company’s Registration Statement of Form S-3 dated December 23, 1996.
****	Filed as an Exhibit to the Company’s Registration Statement of Form S-3 dated January 26, 2002.
#	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A dated September 7, 1993 and incorporated herein by reference.
##	Filed as an Exhibit to the Company’s Proxy Statement on Form Pre 14A dated August 3, 2000.
###	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 1998.
####	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 1999.
#####	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 2001.

(a)

Reports on Form 8-K

One report on Form 8-K were filed during the quarter ended December 31, 2003.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Exhibits to

Form 10 – K

of

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year Ended December 31, 2003

Schedule 11

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Balance At Beginning Of Year	Additions Charged to Operations	Net Deductions (a)	Balance At End Of Year

Allowance for Doubtful Accounts:

Year Ended December 31, 2003	$12,677	$55,552	$(58,517)	$9,712
Year Ended December 31, 2002	12,556	34,785	(34,664)	12,677
Year Ended December 31, 2001	24,008	147,438	(158,890)	12,556

Provision for Loan Receivable:

Year Ended December 31, 2003	$-	$-	$-	$-
Year Ended December 31, 2002	-	-	-	-
Year Ended December 31, 2001	434,371	(434,371)	-	-

(a)

Includes write-offs, recoveries of previous write-offs and currency translation adjustments.

Exhibit 21

The following is a list of the Company’s subsidiaries:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Toys (HK)

Ark Creations, Inc. (ceased operations in 2000)

Sababa Toys,Inc. (ceased operations in 2000)

Exhibit 23

INDEPENDENT AUDITORS’ CONSENT

THE BOARD OF DIRECTORS

Grand Toys International, Inc.

We consent to incorporation by reference in the registration statement (No. 333-68957) on Form S-8 of Grand Toys International, Inc. of our report dated March 12, 2004, except for note 21 which is as of March 30, 2004, relating to the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003, and related schedules which report appears in the December 31, 2003 annual report on Form 10-K of Grand Toys International, Inc.

(signed) KPMG LLP

Chartered Accountants

Montreal, Canada

March 30, 2004

Exhibit 31.1

Certification of Principal Executive Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Acting – President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc.(the “Registrant”), certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter [the registrant’s fourth fiscal quarter in the case of an annual report], that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Stephen Altro
Stephen Altro

Date: March 30, 2004

Exhibit 31.2

Certification of Principal Financial Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc.(the “Registrant”), certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter [the registrant’s fourth fiscal quarter in the case of an annual report], that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Tania M. Clarke
Tania M. Clarke

Date: March 30, 2004

EXHIBIT 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Acting - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon an audit of the Annual Report on Form 10-K for the year ended December 31, 2003 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Stephen Altro
Stephen Altro

Date: March 30, 2004

 EXHIBIT 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon an audit of the Annual Report on Form 10-K for the year ended December 31, 2003 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Tania M. Clarke
Tania M. Clarke

Date: March 30, 2004

GRAND TOYS INTERNATIONAL, INC.

Signatures Years ended December 31

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

GRAND TOYS INTERNATIONAL, INC.

By:/s/ Stephen Altro
Stephen Altro
Acting President and Chief Executive Officer

By:/s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Bier	Chairman and Director	March 30, 2004
Elliot Bier

/s/ Tania M. Clarke	Executive Vice President and CFO
Tania M. Clarke	(Principal Financial and Accounting Officer)	March 30, 2004

/s/ James Rybakoff	Director	March 30, 2004
James Rybakoff

/s/ David Mars	Director	March 30, 2004
David Mars

/s/ Stephen Altro	Director	March 30, 2004
Stephen Altro

/s/Michael Kron	Director	March 30, 2004
Michael Kron

/s/Earl Azimov	Director	March 30, 2004
Earl Azimov

/s/Michael Seltzer	Director	March 30, 2004

Michael Seltzer

Consolidated Financial Statements of

GRAND TOYS INTERNATIONAL, INC.

Years ended December 31, 2003, 2002 and 2001

#

INDEPENDENT AUDITORS' REPORT TO THE STOCKHOLDERS OF GRAND TOYS INTERNATIONAL, INC.

We have audited the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003.These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Toys International, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

Montréal, Canada

March 12, 2004, except for note 21
which is as of March 30, 2004

GRAND TOYS INTERNATIONAL, INC.

Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

Financial Statements

Consolidated Balance Sheets

F-1 – F-2

Consolidated Statements of Operations

F-3 – F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income

F-5 – F-6

Consolidated Statements of Cash Flows

F-7 – F-8

Notes to Consolidated Financial Statements

F-9 – F-32

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002

Assets

Current assets:	$1,487,318	$540,896
Short-term deposit (note 16(c))	500,000	500,000
Accounts receivable (net of allowance for
doubtful accounts of $9,712; 2002 - $12,677)	1,598,907	1,866,110
Due from Playwell International Limited (note 21)	804,252	-
Due from employees	771	7,595
Current portion of loan receivable (note 2)	161,447	212,739
Inventory	1,682,298	1,148,220
Prepaid expenses (note 3)	367,288	451,027
Total current assets	6,602,281	4,726,587

Note receivable (note 11)	286,896	884,877

Loan receivable (note 2)	220,963	335,981

Equipment and leasehold improvements, net (note 4)	219,988	252,854

Other assets (note 5)	13,331	44,168

Total assets	$7,343,459	$6,244,467

- F # -

	2003	2002

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$1,579,458	$1,671,641
Trade accounts payable	1,047,390	880,028
Other accounts payable and accrued liabilities	217,567	273,891
Accrued compensation	111,085	41,810
Accrued legal expenses	151,711	34,508
Loan payable to a director (note 19 (b))	-	250,000
Total current liabilities	3,107,211	3,151,878

Deferred gain (note 11)	-	497,800

Minority interest	100	100

Stockholders' equity:
Capital stock (note 8):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
5,355,244 shares issued and outstanding
(2002 – 2,762,698 shares)	5,355	2,763

Additional paid-in capital	22,750,518	22,634,617
Deficit	(17,968,179)	(19,080,756)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(551,546)	(961,935)
	4,236,148	2,594,689
Commitments and contingencies (notes 15 and 16)

Subsequent event (note 21)

Total liabilities and stockholders' equity	$7,343,459	$6,244,467

See accompanying notes to consolidated financial statements.

On behalf of the Board:

_______________________Director

_______________________Director

- F # -

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31

	2003	2002	2001

Net sales	$11,076,909	$12,339,930	$8,278,335

Cost of goods sold	6,349,890	8,323,540	5,746,446

Gross profit	4,727,019	4,016,390	2,531,889

Other costs and expenses:
General and administrative	2,761,947	2,856,116	2,879,974
Salaries and fringe benefits	987,500	1,684,114	1,685,409
Royalties	302,801	311,082	252,506
Bad debt expense	55,552	34,785	147,438
Depreciation and amortization	69,530	89,690	116,361
Interest expense	91,586	80,030	47,271
Interest revenue	(56,193)	(70,287)	(101,339)
Foreign exchange (gain)/loss	(84,681)	40,894	88,270
Reduction of provision for a lawsuit	-	-	(550,000)
Reduction of provision for loan receivable	-	-	(288,102)
Gain on forgiveness of long term debt (note 7)	-	-	(1,195,123)
	4,128,042	5,026,424	3,082,665

Earnings (loss) before income taxes	598,977	(1,010,034)	(550,776)

Income tax recovery (expense) (note 10):
Current	15,800	(14,106)	295,632
Deferred	-	-	(684,996)
	15,800	(14,106)	389,364

Earnings (loss) from continuing operations	614,777	(1,024,140)	(940,140)

Discontinued operations (note 7):
Gain on sale of discontinued operations	497,800	263,784	-
Loss from discontinued operations	-	(66,492)	(431,352)
Earnings (loss) from discontinued operations	497,800	197,292	(431,352)

Net earnings (loss) applicable to
common stockholders	$1,112,577	$(826,848)	$(1,371,492)
Earnings (loss) per share (notes 1 (j) and 12):
Continuing operations
Basic	$0.20	$(0.50)	$(0.79)
Diluted	0.17	(0.50)	(0.79)

Discontinued operations
Basic	0.16	0.10	(0.37)
Diluted	0.14	0.10	(0.37)

Net earnings (loss)
Basic	0.36	(0.40)	(1.16)
Diluted	0.31	(0.40)	(1.16)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31

	Preferred stock	Common stock	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
January 1, 2001	$500,000	$3,235	$19,696,577	$(16,882,416)	$(870,888)	$2,446,508
Net loss for the year	-	-	-	(1,371,492)	-	(1,371,492)
Foreign currency adjustment	-	-	-	-	(117,574)	(117,574)
Total comprehensive income						(1,489,066)
Conversion of preferred stock (note 7)	(500,000)	100	499,900	-	-	-
Shortfall conversion of preferred stock (note 7)	-	-	(463,310)	-	-	(463,310)
Share issuance in settlement of long- term debt (note 7)	-	375	304,312	-	-	304,687
Private Sale of common stock	-	1,428	498,572	-	-	500,000
Reverse stock split	-	(3,854)	3,854	-	-	-
Exercise of stock options	-	1	682	-	-	683
Private sale of preferred stock	800	-	799,200	-	-	800,000
Compensation expense (note 9)	-	-	157,001	-	-	157,001
December 31, 2001	800	$1,285	$21,496,788	$(18,253,908)	$(988,462)	$2,256,503

Net loss for the year	-	-	-	(826,848)	-	(826,848)
Foreign currency adjustment	-	-	-	-	26,527	26,527

Total comprehensive income						(800,321)

Share issuance in settlement of shortfall on share conversion of preferred stock (notes 7 and 8 (b))	-	242	581,068	-	-	581,310
Private sale of preferred stock (note 8 (b))	115	-	114,885	-	-	115,000

Conversion of preferred stock (note 8 (b))	(915)	915	-	-	-	-

Share issuance in settlement of
consulting fees (note 8(b))	-	58	61,196	-	-	61,254

Share issuance in settlement of
legal fees (note 8(b))	-	186	213,447	-	-	213,633
Share issuance in settlement of
outstanding payables (note 8 (b))	-	77	112,906	-	-	112,983

Compensation expense (note 9)	-	-	54,327	-	-	54,327

	Preferred stock	Common stock	Additional paid in capital	Deficit	Accumulated other comprehensive income	Total

December 31, 2002	$-	$2,763	$22,634,617	$(19,080,756)	$(961,935)	$2,594,689

Net earnings for the year	-	-	-	1,112,577	-	1,112,577
Foreign currency adjustment	-	-	-	-	410,389	410,389
Total comprehensive income						1,522,966

Repurchase of shares issued in settlement of an outstanding
Payable (note 8(b))	-	(10)	(12,972)	-	-	(12,982)

Share issuance in settlement
of consulting fees (note 8(b))	-	82	94,918	-	-	95,000

Exercise of warrants (note 8(b))	-	2,520	22,680	-	-	25,200

Compensation expense (note 9)	-	-	11,275	-	-	11,275
December 31, 2003	$-	$5,355	$22,750,518	$(17,968,179)	$(551,546)	$4,236,148

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$614,777	$(1,024,140)	$(940,140)
Adjustments for:
Consulting fees	95,000	61,254	-
Depreciation and amortization	69,530	89,690	116,361
Amortization of prepaid royalties	78,763	20,281	-
Write-off of equipment and leasehold improvements	17,080	-	-
Compensation expense	9,563	25,281	68,735
Write-off of product development costs	4,399	21,715	-
Amortization of product development costs	3,973	77,101	19,896
Loss on disposal of equipment and leasehold improvements	-	13,034	-
Deferred income taxes	-	-	684,996
Reduction of provision for loan receivable	-	-	(288,102)
Gain on forgiveness of long term debt	-	-	(1,195,123)
Net change in non-cash operating working capital items (note 13)	(277,564)	(388,077)	752,968
Net cash provided by (used for) operating activities from
continuing operations	615,521	(1,103,861)	(780,409)
Net cash used for operating activities from
discontinued operations	-	(11,822)	(681,248)
Net cash provided by (used for) operating activities	615,521	(1,115,683)	(1,461,657)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(137,003)	603,764	1,037,722
(Decrease) increase in loan payable to a director	(281,083)	250,000	-
Repurchase of shares	(12,982)	-	-
Exercise of warrants	25,200	-	-
Share issuance proceeds	-	115,000	1,300,683
Decrease (increase) in due from employees	7,827	(5,568)	37,187
Other	8,320	16,607	-
Net cash (used for) provided by financing activities	(389,721)	979,803	2,375,592

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, Continued

Years ended December 31

2003	2002	2001

Cash flows from investing activities:
Purchase of short-term deposit	$-	$(250,000)	$(250,000)
Procedes from (issuance of) loan receivable	166,310	194,495	(177,739)
Proceeds from note receivable	597,981	180,839	-
(Increase) decrease in other assets	(20,178)	110,926	(20,742)
Additions to equipment and leasehold improvements	(9,105)	(20,161)	(39,151)
Increase in product development costs	(14,386)	(9,987)	(95,024)
Proceeds from disposal of equipment and leasehold improvements	-	1,274	-

Net cash provided by (used for) investing activities from continuing operations	720,622	207,386	(582,656)

Net cash provided by (used for) investing activities from discontinued operations	-	37,487	(110,891)

Net cash provided by (used for) investing activities	720,622	244,873	(693,547)

Net increase in cash and cash equivalents	946,422	108,993	220,388

Cash and cash equivalents, beginning of year	540,896	431,903	211,515

Cash and cash equivalents, end of year	$1,487,318	$540,896	$431,903
Supplemental disclosure of cash flow information (note 14)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

Grand Toys International, Inc. (the "Company"), a Nasdaq Small Cap listed company, is organized under the laws of the State of Nevada.  Its principal business activity, through its wholly-owned Canadian and US operating subsidiaries, is the distribution of toys and related items.

1.

Significant accounting policies:

(a)

Principles of consolidation:

These consolidated financial statements, presented in US dollars and in accordance with accounting principles generally accepted in the United States, include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(b)

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

(d)

Prepaid expenses:

Prepaid expenses primarily include insurance, advances on inventory purchases, current portion of royalties and real estate taxes.  Insurance costs are written off over the term of the respective policies.

Prepaid royalties relate to licensing agreements for character properties.  These contracts can extend up to three years.  Total expense for the year ended December 31, 2003 is $302,801 (2002 - $311,082; 2001 - $252,506) and is shown as royalty expense in the Statements of Operations.

Prepaid taxes are amortized on a straight-line basis over the period to which they relate.  The amount expected to be recognized in the statement of operations in 2004 is $4,279.

1.

Significant accounting policies (continued):

(e)

Other assets:

Prepaid royalties are capitalized and amortized as earned in relation to product sales, over a period not to exceed the term of the related agreements.  The amounts expected to be recognized in the statement of operations for 2004 and 2005 are $2,541 and $12,281, respectively.

Product development costs for proprietary product lines are capitalized and written off over a period of twenty-four months, the estimated life of a new product.  If a product is abandoned the related costs are written off immediately.

(f)

Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost less accumulated depreciation.  Depreciation methods and annual rates/periods adopted by the Company are as follows:

Asset	Method	Rate/period

Computer equipment	Declining balance	30%
Machinery and equipment	Declining balance	20%
Furniture and fixtures	Declining balance	20%
Trucks and automobiles	Declining balance	30%
Telephone equipment	Declining balance	30%
Leasehold improvements	Straight-line	Term of
		lease plus one
		renewal term

 (g)

Incomes taxes:

The Company follows the asset and liability method of accounting for income taxes.  Under the asset and liability method, the change in the net deferred tax asset or liability is included in the computation of net income.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  Deferred tax assets are evaluated and, if realization is not considered to be “more likely than not”, a valuation allowance is provided.

1.

Significant accounting policies (continued):

(h)

Foreign currency translation:

(i)

Grand Toys Ltd., a wholly-owned Canadian subsidiary, uses the Canadian dollar as its functional currency.  Financial statements of the self-sustaining foreign operation are translated into US dollars using the exchange rate prevailing at the balance sheet date for assets and liabilities and the average exchange rate for the year for revenues, expenses and cash flows.  The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

(ii)

Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing at the balance sheet date.  Revenues and expenses denominated in foreign currencies are translated at the rate of exchange prevailing at the transaction dates.  All exchange gains and losses are included in income.

(i)

Guarantees:

In November 2002, FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was issued.  This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.The Company was not a party to any guarantees as at December 31, 2003 and 2002.

(j)

Earnings per share:

(i)

Basic earnings per share are determined by dividing the weighted average number of common shares outstanding during the period into net earnings (loss).

(ii)

Diluted earnings per share gives effect to all potentially dilutive common shares that exist at the balance sheet date.

1.

Significant accounting policies (continued):

(k)

Advertising and promotion:

All costs associated with advertising and promoting products are expensed in the period incurred.  Total expense for the year is $585,180 (2002 - $337,310; 2001 - $637,661).These expenses include media and cooperative advertising and are shown as part of general and administrative expenses in the financial statements.

Slotting fees are recorded as a deduction of gross sales.  These fees are determined annually on a customer by customer basis.

(l)

Employee stock option plan:

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, allows entities to continue to apply the provisions of APB Opinion No. 25 and requires pro-forma net earnings and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in FASB Statement No. 123 had been applied.  This disclosure is included in the notes to these financial statements.

(m)

Comprehensive income:

Comprehensive income consists of net income and cumulative currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

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

(o)

Cash and cash equivalents:

The Company considers all liquid investments with maturities of three months or less when acquired to be cash equivalents.

2.

Loan receivable:

The loan receivable is due from Limited Treasures Inc. ("Limited Treasures").The loan is secured by accounts receivable and inventory and personal guarantees of the shareholders of Limited Treasures.

In June 2001, the Company was successful in obtaining judgment against Limited Treasures for $775,000 repayable over 48 months commencing June 2001 and ending May 2005.Interest, which was charged at a rate of 9.0% per annum, was revised to 6.0% per annum in April 2003, reducing the monthly payment.

Details are as follows:

	2003	2002
Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124
until March 31, 2003 and $15,000 Until April 2005, with a final
payment of $165,789 in May 2005	$382,410	$548,720
Less current portion	161,447	212,739
	$220,963	$335,981

3.

Prepaid expenses:

	2003	2002
Prepaid inventory	$66,555	$16,580
Royalties	14,821	141,067
Insurance	192,699	269,060
Other	93,213	24,320
	$367,288	$451,027

4.

Equipment and leasehold improvements:

			2003
	Cost	Accumulated Depreciation and amortization	Net book value
Computer equipment	$1,486,846	$1,342,114	$144,732
Machinery and equipment	512,100	499,387	12,713
Furniture and fixtures	557,376	536,840	20,536
Trucks and automobiles	94,256	93,806	450
Telephone equipment	52,086	45,900	6,186
Leasehold improvements	290,945	255,574	35,371
	$2,993,609	$2,773,621	$219,988

			2002
	Cost	Accumulated Depreciation and amortization	Net book value
Computer equipment	$1,214,122	$1,054,679	$159,443
Machinery and equipment	449,837	418,560	31,277
Furniture and fixtures	459,682	437,709	21,973
Trucks and automobiles	77,461	76,935	526
Telephone equipment	48,595	40,183	8,412
Leasehold improvements	239,106	207,883	31,223
	$2,993,609	$2,235,949	$252,854

5.

Other assets:

	2003	2002
Prepaid royalties	$14,821	$179,630
Product development costs	13,331	5,605
	28,152	185,235
Less current portion of prepaid royalties,
included in prepaid expenses	14,821	141,067
	$13,331	$44,168

6.

Bank indebtedness:

The Company has a line of credit to finance its inventory and accounts receivable for advances of up to $2,700,000 (CA$3,500,000).The receivable loan has a discount fee of 2.0% and the inventory loan bears interest at Canadian prime plus 7.5%.The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

The loan is secured by a first ranking movable hypothec in the principal amount of $3,085,000 (CA$4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.  There are no debt covenants or cross-default provisions.

As at December 31, 2003, the Company had approximately $1,120,000 (2002 - $555,000) of credit available under this facility, subject to the availability of eligible inventory and accounts receivable.

7.

Long-term debt and Series A cumulative redeemable preferred shares:

In connection with the acquisition by a subsidiary in 1999 of all the assets of Ark Foundation LLC, the Company issued 200,000 non-voting Series A convertible preferred shares having a stated value of $5.00 per share or $1,000,000 in total and an interest bearing promissory note of the subsidiary in the principal amount of $1,500,000.The note was secured by the pledge of 93,750 shares of the Company's common stock.  In 2000, the Company terminated the operations of the subsidiary after it was determined that it was not financially viable and recognized the permanent impairment in the value of goodwill and intangibles of $2,253,516.

7.

Long-term debt and Series A cumulative redeemable preferred shares (continued):

As a result of the cessation of the subsidiary's business, it ceased making the interest payments required under the note.  Pursuant to the default by the subsidiary, the holder of the note caused the 93,750 pledged shares to be registered in its name in February 2001.As a result of these events, the Company eliminated the liability associated with the promissory note in June 2001, and recognized an amount of $1,195,123 as a gain on forgiveness of long-term debt based on the difference between the principal amount of the promissory note and the value of the pledged shares.

The Series A shares rank senior to the common stock.  The Series A shares have a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash, contingent upon company declaration. The Series A shares were redeemable and convertible at determinable prices on determinable dates.  The Series A shares were convertible into shares of the Company’s common stock on a one-for-one basis.  Beginning on January 1, 2000, a maximum of 12,500 were convertible during any six-month period.  If upon conversion, the market value of the common stock of the Company was less than $5.00 per share, the Company was obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

All of the shares were converted into common stock between January 2000 and August 2001.Because the market price of the common stock was below $5.00 per share on certain of the conversion dates, the Company recorded shortfalls of $118,000 in 2000 and $463,310 in 2001.

On February 26, 2002, the Company entered into a settlement agreement with the seller of the assets of Ark Foundation LLC and certain other parties, which settled all outstanding matters resulting from the purchase of the assets.  Pursuant to the settlement agreement, the Company issued 242,213 shares of its common stock in settlement of the outstanding shortfalls noted above.  The Company agreed to remove the legend on the shares which had previously been pledged to secure the $1,500,000 note payable.

There were no debt covenants or cross-default provisions.

8.

Capital stock:

(a)

Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.  There are no shares issued and outstanding at year-end.

(b)

Share transactions:

•

January 2002:

115,000 Series B convertible redeemable preferred shares were issued pursuant to the December 2001 private sale for a total consideration of $115,000, increasing capital stock by $115.

8.

Capital stock (continued):

(b)

Share transactions (continued):

•

February 2002:

As a result of the settlement of the outstanding shortfall on share conversions, 242,213 common shares were issued, increasing capital stock by $242.

•

June 2002:

Pursuant to stockholders’ approval, 915,000 Series B convertible redeemable preferred shares were converted into 915,000 common shares and warrants to purchase 2,745,000 additional common shares.

•

July 2002:

57,787 common shares were issued in settlement of consulting fees, increasing capital stock by $58.

185,768 common shares were issued in partial satisfaction for outstanding legal fees, increasing capital stock by $186.

•

October 2002:

10,144 common shares were issued as a result of the settlement of an outstanding payable, increasing capital stock by $10.

•

December 2002:

66,667 common shares were issued as a result of the settlement of an outstanding payable, increasing capital stock by $67.

•

April 2003:

The 10,144 common shares issued in October 2002 were repurchased for a total consideration of $12,982, decreasing capital stock by $10.  The shares were subsequently cancelled.

•

August 2003:

82,609 common shares were issued in settlement of consulting fees, increasing capital stock by $82.

•

November 2003:

2,520,000 warrants were exercised for total consideration of $25,200, increasing capital stock by $2,520.

8.

Capital stock (continued):

(c)

Summary of common and preferred stock outstanding:

A summary of the number of shares of common and preferred stock outstanding and share transactions since January 1, 2002 is as follows:

	Preferred Stock	Common Stock
January 1, 2002	800,000	1,285,119
Share issuance in settlement of shortfall on share conversions	-	242,213
Private sale of preferred stock	115,000	-
Conversion of preferred stock	(915,000)	915,000
Share issuance in settlement of consulting fees	-	57,787
Share issuance in settlement of outstanding payables	-	262,579
December 31, 2002	-	2,762,698
Repurchase of shares issued in settlement of an outstanding payable	-	(10,144)
Share issuance in settlement of consulting fees	-	82,609
Exercise of warrants	-	2,520,000
Adjustment	-	81
December 31, 2003	-	5,355,244

9.

Stock options and warrants:

The Company's amended and restated employee stock option plan (the "Option Plan") provides for the issuance of up to 300,000 options (150,000 options as at December 31, 2002) to acquire common shares of the Company.  Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements.  Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Under the Option Plan, the exercise price of each option granted has been equal to the market price of the Company’s stock on the grant date and an option’s maximum term is ten years.

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2001	136,343	38,375	55,000	229,718	$9.22

Granted	1,000	198,500	357,143	556,643	1.82
Exercised	(500)	-	-	(500)	1.37
Cancelled	(2,750)	-	-	(2,750)	3.63
December 31, 2001	134,093	236,875	412,143	783,111	3.72

Granted	89,625	20,000	2,745,000	2,854,625	0.03
Cancelled	(98,783)	(60,875)	-	(159,658)	9.07
December 31, 2002	124,935	196,000	3,157,143	3,478,078	0.46

Exercised	-	-	(2,520,000)	(2,520,000)	0.01
Granted	96,000	-	-	96,000	2.52
Cancelled	(7,471)	-	-	(7,471)	1.55
Options outstanding
and exercisable at
December 31, 2003	213,464	196,000	637,143	1,046,607	$1.74

9.

Stock options and warrants (continued):

The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2003:

	Options and warrants outstanding and exercisable
Range of exercise prices	Number	Weighted-average exercise price	Weighted-average remaining contractual life (yrs)

$0.01 - $1.96	554,214	$0.59	7.62
$2.12 - $3.07	475,893	2.20	2.10
$5.62 - $11.00	1,000	7.78	6.57
$16.00 - $87.60	15,500	28.13	4.36

	1,046,607	$1.74	5.06

9.

Stock options and warrants (continued):

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The Company’s pro-forma net earnings and earnings per share are as follows:

	2003	2002	2001

Earnings (loss) from continuing
operations, as reported	$614,777	$(1,024,140)	$(940,140)

Add (deduct) compensation cost resulting from:
Application of variable accounting to modified
awards (APB Opinion No. 25)	9,563	(9,919)	-
Application of fair value method (FASB
Statement No. 123	(189,125)	(4,162,134)	(459,557)
Pro-forma earnings (loss) from continuing
operations	435,215	(5,196,193)	(1,399,697)

Earnings (loss) from discontinued operations	497,800	197,292	(431,352)
Pro-forma net earnings (loss) applicable
to common stockholders	$933,015	$(4,998,901)	$(1,831,049)

Basic EPS

Earnings (loss) from continuing
operations	$0.14	$(2.52)	$(1.18)

Earnings (loss) from discontinued
operations	0.16	0.10	(0.37)

Net earnings (loss) applicable to common
stockholders	0.30	(2.42)	(1.55)

Diluted EPS
Earnings (loss) from continuing operations	0.12	$(2.52)	$(1.18)

Earnings (loss) from discontinued operations	0.14	0.10	(0.37)

Net earnings (loss) applicable to common
stockholders	0.26	(2.42)	(1.55)

9.

Stock options and warrants (continued):

The pro-forma amounts include compensation cost as calculated using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Weighted average expected life (years)	3.0	3.0	3.0

Risk-free interest rate	5.05%	5.63%	2.57%

Volatility factor of expected market price of
Company’s common stock	142%	149%	154%

Dividend rate	-	-	-

	2003	2002	2001

Weighted average grant date fair value
of options and warrants$	$2.01	$1.47	$1.14

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For most options outstanding at the time of the reverse stock split, modifications were made to the exercise price and to the number of shares, such that the option holder's economic position was maintained.  However, certain warrants issued by the Company were designed so that only their exercise price be modified in the case of stock splits or stock combinations.  This modification resulted in additional compensation expense being recorded in the financial statements in the amount of $37,340 in 2001.Modifications were also made in 2001 to reduce the exercise price of certain awards.  Compensation expense of $31,395 was recorded as a result of these changes.

Additional compensation expense (recovery) of $9,563 and ($9,919) was recorded in 2003 and 2002, respectively, as a result of the application of variable accounting to some of the modified awards.

9.

Stock options and warrants (continued):

Compensation was recorded in the 2001 financial statements in relation to options granted to a non-employee.  Those options had a three-year vesting period and consequently, amounts of $1,712, $29,046 and $88,266 were capitalized as part of prepaid royalties in 2003, 2002 and 2001, respectively and will be written off over the term of the related agreements.

In 2002, compensation expense in the amount of $35,200 was recorded in relation to options granted to a non-employee.

10.

Income taxes:

(a)

Income tax (expense) recovery consists of:

	Current	Deferred	Total
Year ended December 31, 2001:
US	$(13,713)	$(684,996)	$(698,709)
Canada	309,345	-	309,345
	$295,632	$(684,996)	$389,364
Year ended December 31, 2002:
US	$14,106	$-	$14,106
Canada	-	-	-
	$14,106	$-	$14,106
Year ended December 31, 2003:
US	$-	$-	$-
Canada	15,800	-	15,800
	$15,800	$-	$15,800

(b)

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	2003	2002	2001
	(%)	(%)	(%)

U.S. Federal statutory tax rate	35.0	35.0	35.0

Changes to US tax rate resulting from:
Expenses producing no tax benefit	2.9	3.6	2.8
Tax benefit of utilization of loss carry forward
and change in valuation allowance	(37.9)	(38.6)	(24.6)
Reversal of excess provision	-	-	(8.1)

	(35.0)	(35.0)	(29.9)

Effective tax rate	-	-	5.1

The Company has not provided for income taxes on foreign subsidiaries’ undistributed earnings as of December 31, 2003 because the investments in the foreign subsidiaries are essentially permanent in duration.

(c)

The tax effects of temporary differences that give rise to deferred tax assets at December 31 are presented below:

	2003	2002
Non-current:
Net operating loss carry forwards	$3,138,000	$3,298,000
Valuation allowance	(3,138,000)	(3,298,000)

Total net deferred tax asset	$-	$-

The valuation allowance decreased in 2003 by $160,000 due to the utilization of losses in the Canadian subsidiary, and the estimated impact of ownership changes for income tax purposes is reflected in the above numbers.

10.

Income taxes (continued):

(c)

The tax effects of temporary differences that give rise to deferred tax assets at December 31 are presented below (continued):

As of December 31, 2003, the Company has $5,970,000 (2002 - $11,335,000) of net operating losses available for tax purposes to reduce future taxable income in the United States.  These losses expire as follows:

2009	$1,736,000
2010	225,000
2011	29,000
2018	74,000
2019	346,000
2020	1,804,000
2021	225,000
2022	225,000
2023	889,000
2024	417,000

$5,970,000

The Company's Canadian subsidiary has approximately $3,385,000 (CA$4,400,000) (2002 - $4,100,000 (CA$6,400,000) of losses carried forward, which can be used to reduce future taxable income. These losses expire as follows:

2007	$1,615,000
2008	1,770,000
$3,385,000

(d)

In 2002, the Company's Canadian subsidiary received a re-assessment from the taxation authorities of approximately $112,000 (CA$145,000) relating to employee training tax of a prior year.Management filed a notice of objection to this assessment plus for taxes previously paid on a related item. This notice of objection, if successful, could lead to a potential recovery of approximately $356,000 (CA$461,000).The subsidiary was reimbursed $235,000 (CA$305,000) in 2003 and believes that the remaining amount, which was recorded as an account receivable, will be received in 2004.

11.

Discontinued operations:

On June 14, 2002, the Company sold its investment in its wholly-owned subsidiary, Sababa Toys Inc. ("Sababa"), to the subsidiary's management for $1,065,716.Consideration received by the Company was a promissory note secured by the shares of Sababa.  The assets and liabilities of Sababa, together with the sales and expenses for the period to June 14, 2002 and the comparative figures for the year ended December 31, 2001, have been classified as discontinued operations.

The promissory note is being repaid using cash collected on accounts receivable and inventories, net of liabilities existing as at June 14, 2002, and 10% of net sales of inventories acquired after that date.Any balance owing will be due on June 30, 2005.

The Company calculated the cost of its investment in Sababa using the equity method and recorded a gain on the sale of $761,584 of which $497,800 was deferred as at December 31, 2002.In 2003, the conditions which existed at the date of sale which required the initial deferment of the gain were removed.As a result, the company recognized the balance of the gain in the statement of operations during the year.

The table below summarizes the periods in which the gain was recorded and cash applied against the note receivable:

	Deferred Gain	Note receivable

Balance, June 14, 2002	$761,584	$1,065,716
Recorded in 2002	(263,784)	(180,839)
Balance, December 31, 2002	497,800	884,877
Recorded in 2003	(497,800)	(597,981)

Balance, December 31, 2003	$-	$286,896

Net assets of Sababa consist of the following:

June 14,
2002

Current assets	$499,881
Fixed assets	25,971
Product development costs	62,722
588,574

Current liabilities	284,442
Net assets	$304,132

Details of the statement of operations of Sababa are as follows:

11.

Discontinued operations (continued):

	2002	2001
	(6 months)	(12 months)
Net sales	$536,120	$609,232
Cost of goods sold	238,979	318,598
	297,141	290,634
Expenses:
Operating	$359,736	$715,439
Depreciation	3,281	6,591
Interest	616	(44)
	363,633	721,986

Net loss	$(66,492)	$(431,352)

12.

Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2001

Basic EPS
Loss from continuing operations	$(940,140)	1,183,992	$(0.79)
Loss from discontinued operations	(431,352)	1,183,992	(0.37)
Net loss applicable to common
stockholders	(1,371,492)	1,183,992	(1.16)

Diluted EPS
Loss from continuing operations	(940,140)	1,183,992	(0.79)
Loss from discontinued operations	(431,352)	1,183,992	(0.37)
Net loss applicable to common
stockholders and assumed
conversions	(1,371,492)	1,183,992	(1.16)

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2002
Basic EPS
Loss from continuing operations	$(1,024,140)	$2,064,465	$(0.50)
Net gain on discontinued operation	197,292	2,064,465	(0.10)
Loss applicable to
common stockholders	(826,848)	2,064,465	(0.40)

Diluted EPS
Loss from continuing operations	(1,024,140)	2,064,465	(0.50)
Net gain from discontinued operation	197,292	2,064,465	0.10
Loss applicable to
common stockholders
and assumed conversions	(826,848)	2,064,465	(0.40)

Income (numerator)	Shares (denominator)	Per Share Amount

December 31, 2003
Basic EPS
Earnings from continuing operations	$614,777	$3,036,151	$0.20
Earnings from discontinued operations	497,800	3,036,151	0.16
Net earnings applicable to common
stockholders	1,112,577	3,030,151	0.36

Diluted EPS
Earnings from continuing operations	614,777	3,573,467	0.17
Earnings from discontinued operations	497,800	3,573,467	0.14
Net earnings applicable to common
stockholders and assumed
conversions	1,112,577	3,573,467	0.31

Options and warrants to purchase 93,750 shares (2002 - 3,478,078) of the Company’s common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

13.

Changes in operating working capital items:

	2003	2002	2001
Continuing operations:
(Increase) decrease in accounts receivable	$611,182	$(674,761)	$238,921
Increase in amount due from Playwell	(804,252)	-	-
(Increase) decrease in inventory	(278,276)	236,619	528,114
Decrease (increase) in income taxes receivable	-	145,752	302,067
Decrease (increase) in prepaid expenses	101,540	149,392	234,637
Increase (decrease) in trade accounts payable	17,071	(288,999)	(48,611)
(Increase) decrease in other accounts payable
and accrued liabilities	(95,722)	(40,766)	15,861
Increase in accrued compensation	55,634	69,080	56,701
Increase (decrease) in accrued legal expenses	115,259	8,970	(22,298)
Decrease in provision for lawsuit	-	-	(550,000)
		-	-
	$(277,564)	$(388,077)	$752,968

14.

Supplemental disclosure of cash flow information:

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$91,586	$80,030	$47,271
Income taxes	325	14,106	29,800

Non-cash transactions:
Share conversions in settlement of
outstanding payables	95,000	112,983	-
Note receivable received in consideration
of sale of discontinued operation	-	1,065,716	-
Reduction in shortfall on share conversion
through the insurance of common stock	-	581,310	-
Share conversions in settlement of
outstanding legal fees	-	213,633	-
Share conversions	-	-	500,000
Shortfall on share conversions	-	-	463,310

15.

Commitments:

The Company has entered into long-term operating leases with minimum annual rental payments for the next five years approximately as follows:

2004	$336,000
2005	353,000
2006	353,000
2007	348,000
2008	344,000

Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $127,124, $186,472 and $243,000 respectively.

Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $127,124, $186,472 and $243,000, respectively.

The Company has entered into a long-term agreement to sub-lease a portion of its warehouse, resulting in a reduction of the minimum annual rental payments presented above of approximately $157,000 in 2003 and $182,000 annually from 2004 to 2007.

16.

Contingencies:

(a)

A lawsuit for alleged breach of contract has been filed against the Canadian subsidiary by a former sales representative.  In the opinion of management, this action has no merit. At this point in time, it is difficult to ascertain or estimate the value of a settlement, if any.

(b)

On May 21, 2003, the Company was named in a lawsuit for alleged defective product causing personal injury.  A defense has been filed denying liability.  At this point in time, it is difficult to ascertain an estimate of the value of a settlement, if any.

(a)

The Company’s Canadian subsidiary is contingently liable for an outstanding letter of credit of $500,000 as at December 31, 2003.The short-term deposit has been pledged as collateral for this letter of credit.

17.

Employee benefit plans:

The Company has a group retirement savings plan (GRSP) for its Canadian employees.  During the year, the Company added a deferred profit sharing plan (DPSP) to its existing group retirement savings plan for its Canadian employees.  Since December 2003, the Company contributes to the DPSP plan the lesser of (a) 50% of the employee's contribution to this plan; (b) 3% of the employee's gross earnings; or (c) CDN$3,000 per employee.  Prior to the creation of the DPSP, the Company contributed to the GRSP.  During the year, the Company contributed approximately $23,000, of which approximately $18,000 was contributed to the GRSP and $5,000 to the DPSP (2002 - $12,000; 2001 - $17,000) to the group retirement savings plan for its Canadian employees.

18.

Segment information:

(a)

Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items.  Approximately 98% of total sales are to Canadian customers.  The majority of long-lived assets are located in Canada.

(b)

Other information:

		2003		2002		2001
	Revenue	%	Revenue	%	Revenue	%
Customer A	$2,341,000	21	$4,072,000	33	$3,111,000	35
B	2,229,000	20	2,098,000	17	978,000	11
C	892,000	8	1,234,000	10	978,000	11
All other	5,614,906	51	4,935,930	40	3,211,335	43
	$11,076,906	100	$12,339,930	100	$8,278,335	100

18.

Segment information (continued):

(b)

Other information (continued):

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 75% of gross sales for 2003.The Company’s two largest suppliers accounted for 75% and 60% of gross sales for 2002 and 2001, respectively.

19.

Related party transactions:

(a)

During the year, the Company paid $87,862 (2002 - $66,238; 2001 - $67,184) in consulting fees to two shareholders.

(b)

On September 15, 2003, the loan payable to a director of $250,000 was repaid.

(c)

In August 2003, 82,609 shares of common stock were issued to Akin Bay Company, LLC (“Akin Bay”) in settlement of an outstanding payable in the amount of $95,000.Akin Bay is an investment banking/brokerage firm that provides financial consulting services to the Company.  A member of the Company’s Board of Directors is the President and a controlling member of Akin Bay.

20.

Financial instruments:

(a)

Fair values:

Fair value estimates are made as of a specific point in time, using available information about the financial instruments.  These estimates are subjective in nature and often cannot be determined with precision.

The fair value of the Company's financial assets and liabilities approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

(b)

Credit risk and economic dependence:

For the year ended December 31, 2003, approximately 59% (2002 - 69%; 2001 - 67%) of the Company’s sales were made to five unrelated companies.  Three customers, representing approximately 49%(2002 - 60%; 2001 - 57%) of total sales, individually accounted for 8% or more (2002 - 10%; 2001 - 10%) of total sales.  The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(c)

Interest rate risk:

The Company’s principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

21.

Subsequent event – stockholders’ reorganization:

On November 14, 2003, the Company, Genius Glory Limited, a Hong Kong limited company and a wholly-owned subsidiary of Grand International Limited ("Grand HK"), and Centralink Investments Limited, a British Virgin Islands limited company ("Centralink"), entered into a Subscription and Exchange Agreement (the "Subscription and Exchange Agreement"), which was subsequently amended on in March 1, 2004, to be executed on April 2, 2004.

Pursuant to the agreement, which is subject to stockholders’ approval, the following transactions, among other matters, will take place:

i)

The Company will undertake a corporate reorganization pursuant to which the Company and its operating subsidiaries will become subsidiaries of Grand HK, with each issued and outstanding share of common stock of the Company being converted into one American Depositary Receipt ("ADRs"), representing one ordinary share of Grand HK, and each outstanding option and warrant to purchase common stock of the Company, being converted into one option or warrant to purchase Grand HK ADRs representing one ordinary share of Grand HK;

ii)

Grand HK will acquire from Centralink all of the issued and outstanding capital stock of Playwell International Limited, a Hong Kong limited company ("Playwell"), in exchange for the issuance to Centralink of 5,000,000 Grand HK ADR’s, representing 5,000,000 ordinary shares of Grand HK.Playwell is a holding company which owns four subsidiaries: Hong Kong Toy Center Limited, a trading company which manufactures products designed by customers and Playwell branded items; Gatelink Mould Engineering Limited, a manufacturer of moulds for Playwell; Great Wall Alliance Limited, the holder of Playwell trademarks; and Asian World Enterprises Limited, the holder of licenses from the Walt Disney Company and Crayola branded products.

For accounting purposes Playwell is considered to be the acquirer.  As part of the transaction Playwell has agreed to reimburse the Company for its direct costs related to the transaction which amounted to $804,252 at December 31, 2003.

iii)

In addition to the acquisition of the Playwell shares, pursuant to the Subscription and Exchange Agreement, Centralink will also subscribe for 5,000,000 Grand HK ADRs for cash and other consideration totaling $11,000,000.

The transaction is expected to close during the second quarter of 2004.

22.

Comparative figures:

Certain figures, previously reported for 2002 and 2001, have been reclassified to conform with the basis of presentation adopted in the current year.