Form 10-K/A
period 2003-12-31
GRAND TOYS INTERNATIONAL INC
filed 2004-04-01
CIK 814463

FORM 10 – K/A

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

The Registrant’s revenues for the year ended December 31, 2003 were $11,076,909.  As of February 28, 2004, the Registrant had 5,355,244 shares of Common Stock outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 7,431,086 (as of June 30, 2003).

#

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 – K/A
Filed with the Securities and Exchange Commission
Year ended December 31, 2003

ITEMS IN FORM 10-K/A PAGE

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

Contractual Obligations

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

Contractual Obligations	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$1,042,000	$692,000	$274,000

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

The loss of the Company’s right to distribute Toy Biz products would have a material adverse affect on its business, financial condition and results of operations

Grand has operated without a written distribution agreement with Toy Biz Worldwide Ltd. since 2001. However, it has continued to distribute the product lines carried by Toy Biz during 2002 and 2003 and has accepted orders from Toy Biz in 2004.  Because Toy Biz is affiliated with Playwell, Grand’s management believes that its relationship with Toy Biz will continue past 2004 if the Playwell acquisition is consummated.  However, if the Playwell acquisition is consummated, or even if it is, there can be no assurance that Grand will be able to retain the right to distribute the Toy Biz product line or, even if Grand does retain this right, that any of the products in this branded product line will retain their current popularity.  The loss of Grand’s distribution rights for any of these product lines or the decrease in the popularity of any one of these branded product lines would adversely affect its business, financial condition and results of operations.

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

The Company may not be able to retain the key personnel it need to succeed

Grand’s success is dependent on the expertise, experience and continued services of its senior management employees. Most decisions concerning Grand’s business are made or significantly influenced by them. Grand does not maintain "key man" insurance on the life of any of these persons. In the event of the loss of any of its senior management employees, no assurances can be given that Grand will be able to obtain the services of an adequate replacement.

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

Non-compliance with certain Canadian government regulations could seriously harm our business

Most of the Company’s business is currently conducted in Canada.  The Company is subject to the provisions of various laws, certain of which have been enacted by the federal government of Canada, the Province of Quebec and other Canadian provinces.  The laws of Canada include the Hazardous Products Act which empowers the Canadian government to protect children from hazardous toys and other articles.  Under that legislation, the government has the authority to exclude from the market those products which are found to be hazardous.  The Company is also subject to the Consumer Packaging and Labeling Act enacted by the government of Canada.  This legislation prohibits the importation of prepackaged items and the sale or importation or advertising of items which have misleading information on their labels.  As a result, if any of these Canadian governmental entities should allege that any of the Company’s products are hazardous to children or the packaging is misleading, whether or not such items are dangerous or misleading, the Company could be precluded from distributing entire lines of toys until a full investigation is completed.  In such case, even if the Company prevails, a significant portion of the value of the entire line could be lost during a time-consuming investigation because, as discussed above, the life cycle for toy products is usually very short.

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

The market price of the Company’s common stock has been and will continue to be volatile

Market prices of the securities of toy companies are often volatile and the Company’s historical stock price has reflected this volatility.  The market price of the Company’s common stock may be affected by many factors, including: fluctuations in our financial results; the actions of its customers and competitors (including new product line announcements and introductions); new regulations affecting foreign manufacturing; other factors affecting the toy industry in general; and sales of its common stock into the public market  In addition, the stock market periodically has experienced significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies.

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

7)

Includes 12,500 options to purchase Common Stock.  Mr. Nissim’s holding of 272,374 shares is held indirectly through Knox Security Engineering Corp. and Ark Foundation LLC.

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
Notes to Consolidated Financial Statements
Consents of Independent Auditors to incorporation by reference of financial statements

#

Exhibits

The exhibits were filed with the original filing

**3.1	Articles of Incorporation, as amended
### 3.2	Certificate of Designations of Series A 5% Cumulative Convertible Redeemable Preferred Stock
***3.3	Amended and Restated By-Laws
***3.4	Certificate of Amendment for Reverse Split
#####3.5	Certificate of Amendment for Reverse Split (2001)
#####3.6	Certificate of Designation of Series B Convertible Redeemable Preferred Stock
#####3.7	Form of Warrant for 1201 Private Placement
*3.8	Subscription Agreement
*3.9	Amendment No.1 to Subscription Agreement
*3.10	Employment Agreement – Chief Financial Officer
**4.1	Form of certificate evidencing shares of Common Stock
####4.3	Form of Common Stock Warrant
####4.4	Form of Regulation S Common Stock Subscription Agreement
#####4.5	Form of Regulation S Preferred Stock Subscription Agreement
****10.3	Amended and Restated 1993 Stock Option Plan
####10.9	Lease of Dorval, Canada facility
####10.10	Lease of Mississauga, Canada facility
#####10.14	Factoring Agreement between Montcap Financial and Grand
#####10.15	Inventory and Equipment Loan Agreement between Montcap Financial and Grand
#####10.16	Limited Treasures Settlement Agreement
#####10.17	Nissim Settlement Agreement
*11	Valuation and Qualifying Accounts and Allowances
*21	List of Subsidiaries of the Company
*23	Consent of KMPG LLP
*31.1	Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Legend:

*	Filed herewith
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

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year Ended December 31, 2003

41288193.02

Exhibit 3.8

SUBSCRIPTION AND EXCHANGE AGREEMENT

by and between

Grand Toys International, Inc.,

Genius Glory Limited

and

Centralink Investments Limited

November 14, 2003

41288193.02

1.01

Definitions

1.02

Interpretation

ARTICLE II REORGANIZATION;  PURCHASE AND EXCHANGE OF GRAND ADRS; CLOSING

2.01

Reincorporation Merger.

2.02

Subscription for and Purchase of Grand ADRs

2.03

Exchange of Company Shares for Grand ADRs.

2.04

Delivery

2.05

Closing

2.06

Transfer Taxes

ARTICLE III REPRESENTATIONS AND WARRANTIES REGARDING THE COMPANY

3.01

Organization and Valid Existence

3.02

Capitalization; Title to Shares and Structure

3.03

Subsidiaries

3.04

Winding-up, etc

3.05

No Violation; Consents

3.06

Financial Statements; Liabilities

3.07

Absence of Certain Changes

3.08

Litigation

3.09

Compliance with Law

3.10

Environmental Matters

3.11

Taxes

3.12

Employee Benefit Matters

3.13

Labor and Employment Matters

3.14

Product Defects; Product Warranties

3.15

Real Property Owned or Leased; Title to Assets

3.16

Sufficiency and Condition of Assets

3.17

Material Company Contracts

3.18

Insurance

3.19

Intellectual Property

3.20

Customers and Suppliers

3.21

Bank Accounts; Powers of Attorney

3.22

Transactions with Affiliates

3.23

Brokers or Finders

3.24

Books and Records

3.25

Privacy

3.26

Accounts Receivable

3.27

Inventory.

3.28

Business Activity Restriction

3.29

No Significant Items Excluded

3.30

Certain Business Practices

3.31

Export Control and Related Matters

3.32

Disclosure

ARTICLE IV REPRESENTATIONS AND WARRANTIES REGARDING CENTRALINK

4.01

Organization and Authority

4.02

Winding-up, etc

4.03

Due Authorization; Enforceability

4.04

No Violation; No Consents

4.05

Litigation

4.06

Share Ownership

4.07

Access to Information..

4.08

No Trade or Business in the United States.

ARTICLE V REPRESENTATIONS AND WARRANTIES REGARDING GRAND

5.01

Organization and Good Standing

5.02

Due Authorization; Enforceability

5.03

Subsidiaries.

5.04

Winding-up, etc

5.05

No Violation; Consents

5.06

Capitalization; Title to Shares and Structure.

5.07

Securities Law Filings, Etc

5.08

Financial Statements; Liabilities

5.09

Absence of Certain Changes

5.10

Litigation

5.11

Compliance with Laws

5.12

Environmental Matters

5.13

Tax Matters

5.14

Employee Benefit Matters

5.15

Labor and Employment Matters

5.16

Product Defects; Product Warranties

5.17

Real Property Owned or Leased; Title to Assets

5.18

Sufficiency and Condition of Assets

5.19

Material Grand Contracts

5.20

Insurance

5.21

Intellectual Property

5.22

Customers and Suppliers

5.23

Bank Accounts; Powers of Attorney

5.24

Transactions with Affiliates

5.25

Investment Intent

5.26

Brokers or Finders

5.27

Books and Records

5.28

Privacy

5.29

Accounts Receivable

5.30

Inventory

5.31

Business Activity Restriction

5.32

No Significant Items Excluded

5.33

Certain Business Practices

5.34

Export Control and Related Matters

5.35

Disclosure

ARTICLE VI COVENANTS OF CENTRALINK

6.01

Noncompetition by Centralink and its Affiliates

6.02

Non-Solicitation

6.03

No-Shop

6.04

Books and Records

6.05

Confidentiality

6.06

Injunctive Relief

6.07

Reorganization of Gatelink.

6.08

Grand ADRs issuable to Chan.

6.09

Provision of Information..

ARTICLE VII COVENANTS OF GRAND

7.01

Cooperation by Grand

7.02

No-Shop

7.03

Grand Shareholders’ Meeting.

7.04

Confidentiality.

7.05

Injunctive Relief

7.06

Options and Warrants

ARTICLE VIII MUTUAL COVENANTS

8.01

Access

8.02

Conduct of Business.

8.03

Permits and Approvals

8.04

Notice of Certain Events

8.05

Best Endeavors

8.06

Further Assurances

8.07

Representation and Warranties

8.08

Public Announcements

8.09

Insurance.

8.10

Registration Statement; Proxy Statement.

ARTICLE IX CONDITIONS TO THE OBLIGATIONS OF CENTRALINK

9.01

Representations, Warranties and Covenants

9.02

Governmental Permits

9.03

No Litigation

9.04

No Prohibition

9.05

No Material Adverse Effect

9.06

Legal Opinion

9.07

Exercise of Options and Warrants

9.08

Reincorporation Merger

9.09

Shareholders’ Agreement

9.10

Secretary’s Certificate

9.11

Effectiveness of Registration Statement; Listing of Shares

9.12

Resignations

9.13

Consents

9.14

Indemnity Letter

9.15

No Adverse Tax Legislation..

ARTICLE X CONDITIONS TO THE OBLIGATIONS OF GRAND

10.01

Representations, Warranties and Covenants

10.02

Governmental Permits

10.03

No Litigation

10.04

No Prohibition

10.05

No Material Adverse Effect

10.06

No Adverse Tax Legislation

10.07

D&W Legal Opinion

10.08

Certificates of Good Standing/Incumbency

10.09

Approval of Transfer

10.10

Resignations

10.11

Books and Records

10.12

Shareholder Approval

10.13

Fairness Opinion; Value of the Company

10.14

Shareholders’ Agreement

10.15

Effectiveness of Registration Statement; Listing of Shares

10.16

Release of Guarantees

10.17

Repayment of Outstanding Amounts

10.18

Gatelink Transfer

10.19

Consents

10.20

Indemnity Letter

10.21

Hong Kong Facilities Sharing Agreement

10.22

HKTC Supply Agreement

ARTICLE XI TERMINATION

11.01

Termination Events

11.02

Effect of Termination.

ARTICLE XII SURVIVAL AND INDEMNIFICATION

12.01

Survival

12.02

Indemnification

12.03

Procedure for Indemnification.

12.04

Payment

12.05

Right to Indemnification Not Affected by Knowledge or Waiver

12.06

Sole and Exclusive Remedy

12.07

Limitations on Liability

12.08

Indemnification Threshold

ARTICLE XIII MISCELLANEOUS PROVISIONS

13.01

Expenses

13.02

Notices

13.03

Arbitration

13.04

Governing Law

13.05

Waiver

13.06

Entire Agreement and Modification

13.07

No Oral Modification

13.08

Assignments, Successors, and No Third-Party Beneficiaries

13.09

Severability

13.10

Captions; Currency

13.11

Exhibits and Schedules

13.12

Interpretation; Contra Preferendum Principle Excluded

13.13

Time of Essence

13.14

Counterparts; Facsimile

#

41288193.02

SUBSCRIPTION AND EXCHANGE AGREEMENT

This Agreement is made and entered into as of November 14, 2003 by and among GRAND TOYS INTERNATIONAL, INC., a corporation organized under the laws of the State of Nevada, USA (“Grand US”), GENIUS GLORY LIMITED, a limited company organized under the laws of the Hong Kong Special Administrative Region of the Peoples’ Republic of China (“Grand HK”), and CENTRALINK INVESTMENTS LIMITED, a limited company organized under the laws of the British Virgin Islands (“Centralink”).

RECITALS

WHEREAS, Centralink is the sole beneficial owner of all of the issued and outstanding shares in the capital of Playwell International Limited, a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “Company”), consisting of one hundred and one (101) ordinary shares having a nominal value of one Hong Kong dollar (HK$1.00) per share (the “Company Shares”);

WHEREAS, Grand US, Grand HK and Centralink (the “Parties”) contemplate that, in connection with and as an integral part of the Transaction contemplated by this Agreement, Grand will cause to be organized as a wholly-owned subsidiary of Grand HK a new Nevada corporation to be called GTI Acquisition Corp. (“Grand Merger Sub”); and that Grand US will merge with Grand Merger Sub in a statutory merger under Nevada law in which Grand US will be the surviving corporation and as a result of which, among other things, the holders of the common stock of Grand US (“Grand Common Stock”) will acquire in lieu thereof beneficial ownership of ordinary shares in the capital of Grand HK (“Grand Ordinary Shares”), all as more particularly described herein (the “Reincorporation Merger”); and

 WHEREAS, the Parties further contemplate that, immediately following the Reincorporation Merger, Centralink will transfer to Grand HK all of the Company Shares in exchange for beneficial ownership of certain Grand Ordinary Shares and will subscribe for and purchase beneficial ownership of certain additional Grand Ordinary Shares, all upon and subject to the terms and conditions hereinafter set forth.

NOW THEREFORE, in consideration of the mutual representations, warranties, covenants and agreements, and upon the terms and subject to the conditions hereinafter set forth, the Parties hereto agree as follows:

DEFINITIONS

Definitions

.  For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section :

“Accounts Receivable” means: (i) all trade accounts receivable and other rights to payment from customers of the Company or any Subsidiary of the Company and the full benefit of all security for such accounts or rights to payment, including all trade accounts receivable representing amounts receivable in respect of goods shipped or products sold or services rendered to customers of the Company or any Subsidiary of the Company; (ii) all other accounts or notes receivable of the Company or any Subsidiary of the Company and the full benefit of all security for such accounts or notes; and (iii) any claim, remedy or other right related to any of the foregoing.

“Action” - any legal, administrative, arbitral, mediation or other alternative dispute resolution procedure or other action, proceeding, claim, inquiry or investigation before any court, arbitrator or other Governmental Entity.

“Affiliate” - (a) with respect to a particular individual:  (i) each member of such individual’s Family (as defined below in this definition); (ii) any Person that is directly or indirectly controlled (as defined below in this definition) by such individual or one or more members of such individual’s Family; (iii) any Person in which such individual or members of such individual’s Family hold (individually or in the aggregate) a Material Interest (as defined below in this definition); and (iv) any Person with respect to which such individual or one or more members of such individual’s Family serves as a director, officer, partner, executor, or trustee (or in a similar capacity); or

(b)  With respect to a specified Person other than an individual:  (i) any Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Person specified or any Affiliate of such Person; (ii) any Person that holds a Material Interest (as defined below in this definition) in such specified Person; (iii) each Person that serves as a director, officer, partner, executor, or trustee of such specified Person (or in a similar capacity); (iv) any Person in which such specified Person holds a Material Interest; (v) any Person with respect to which such specified Person serves as a general partner or a trustee (or in a similar capacity); and (vi) any Affiliate of any individual described in clause (ii) or (iii).

For purposes of this definition, (i) “control” of a Person will mean the possession, directly or indirectly, of the power to direct or cause the direction of its management or policies, whether through the ownership of voting securities, by Contract or otherwise; (ii) the “Family” of an individual includes (A) the individual, (B) the individual’s spouse and former spouses, (C) the Individual’s children, and (C) any other natural Person who resides with such individual; and (iii) “Material Interest” means direct or indirect beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act) of voting securities or other voting interests representing at least 10% of the outstanding voting power of a Person or equity securities or other equity interests representing at least 10% of the outstanding equity securities or equity interests in a Person.

“Agreement” - this Agreement, as the same may be amended, modified or supplemented from time to time in accordance with its terms.

“Altro” – Mr. Stephen Altro, a shareholder in Grand US as of the date hereof.

“Audited Company Financial Statements” – as defined in Section .

“Bankruptcy Exception” – as defined in Section .

“Benefit Plan” - every plan, fund, contract, program and arrangement (whether written or not) for the benefit of present or former employees, including those intended to provide (i) medical, surgical, health care, hospitalization, dental, vision, workers’ compensation, life insurance, death, disability, legal services, severance, sickness or accident benefits; (ii) pension, profit sharing, stock bonus, retirement, supplemental retirement or deferred compensation benefits; or (iii) salary continuation, unemployment, supplemental unemployment, severance, termination pay, change-in-control, vacation or holiday benefits (w) that is maintained or contributed to by the Relevant Party or any Subsidiary of the Relevant Party, (x) that the Relevant Party or any Subsidiary of the Relevant Party has committed to implement, establish, adopt or contribute to in the future, (y) for which the Relevant Party or any Subsidiary of the Relevant Party is or may be financially liable as a result of the direct sponsor’s affiliation with the Relevant Party, any Subsidiary of the Relevant Party or the Relevant Party’s shareholders (whether or not such affiliation exists at the date of this Agreement and notwithstanding that the  Benefit Plan is not maintained by the Relevant Party or any Subsidiary of the Relevant Party for the benefit of its employees or former employees) or (z) for or with respect to which the Relevant Party or any Subsidiary of the Relevant Party is or may become liable under any common law successor doctrine, express successor liability provisions of Law, provisions of a collective bargaining Contract, labor or employment Law or Contract with a predecessor employer.  Benefit Plan does not include any arrangement that has been terminated and completely wound up prior to the date of this Agreement and for which neither the Relevant Party nor any Subsidiary of the Relevant Party has any present or potential liability.

“Books and Records” - the books of account and other financial and corporate records and files (including records and files stored on computer disks or tapes or any other storage medium) of the Relevant Party and each Subsidiary of the Relevant Party, including all statutory registers and share certificate books, minute books, stock record books, books of account, business registration and other certificates, corporate seals, rubber chops, written Contracts, title deeds and other documents, instruments and papers.

“Breaching Party” – as defined in Section .

“Bridge Loan” – the principal amount of loans advanced by Centralink to F4A pursuant to the Bridge Loan Documents, together with all accrued interest thereon, remaining outstanding immediately prior to the Closing.

“Bridge Loan Assignment” – as defined in Section 2.

“Bridge Loan Documents” – those certain documents dated as of March 7, 2003 and entitled, respectively, “Bridge Loan Agreement,” “Security Agreement,” “Promissory Note” and “Escrow Agreement,” as amended on May 29, 2003 and again on July 31, 2003, to which Centralink and F4A, among others, are parties.

“Business” – the business and operations of the Relevant Party and each Subsidiary of the Relevant Party as of the date hereof.

“Business Day” – any day other than a Saturday, Sunday or other day on which commercial banks located in New York, Montreal or the HKSAR are authorized or required to be closed.

“Centralink” – as defined in the first paragraph of this Agreement.

“Centralink ADRs” – the Subscription ADRs and the Exchange ADRs.

“CERCLA” – as defined in Section .

“CERCLIS” – as defined in Section .

“Chan” - Raymond Chan Hong Leung, an employee of HKTC.

“Claim” – a written notice, asserting a breach of representation or warranty, covenant, Contract or other obligation contained in this Agreement or in any Transaction Document.

“Claims Made Policies” – as defined in Section .

“Closing” – as defined in Section 5.

“Closing Date” – as defined in Section 5.

“Code” – the Internal Revenue Code of 1986, as the same shall be amended from time to time, including any successor statute, and the temporary and final regulations promulgated thereunder.

“Commitments” – legal undertakings or obligations, whether pursuant to Contract or otherwise, (i) under which a Person has acquired or may acquire any rights, (ii) under which a Person has or may become subject to any Liability, or (iii) by which a Person, or any of the assets owned or used by such Person, is or may become bound.

“Company” – as defined in Recital A of this Agreement.

“Company Acquisition Proposal” – as defined in Section .

“Company Financial Statements” – as defined in Section .

“Company Intellectual Property” – Intellectual Property as to which the Company is the Relevant Party.

“Company-Licensed Intellectual Property” – Intellectual Property that is rightfully used by the Company or any Subsidiary of the Company pursuant to a valid License Agreement with a third party.

“Company-Owned Intellectual Property” – Intellectual Property that is owned by the Company or any Subsidiary of the Company.

“Company Real Property Tenancies” – as defined in Section .

“Company Shares” – as defined in the first Recital to this Agreement.

“Company Shortfall Amount” – as defined in Section .

“Company Software Programs” – as defined in Section .

“Company Target EBITDA” – as defined in Section .

“Competitive Business” – as defined in Section .

“Confidential Information” – information that either Party or any of its Affiliates, or any Representative of any of them, has provided or shall hereafter provide to the other Party or any of its Affiliates, or any Representative of any of them, in written form, together with all notes, analyses, or studies prepared by or for the receiving Party, any of its Affiliates and any of their respective Representatives incorporating such information, and all information the receiving Party, any of its Affiliates and any of their respective Representatives shall have obtained by visiting the facilities of the disclosing Party or any of its Affiliates, reviewing product samples, equipment or other assets or conducting discussions with the disclosing Party or any of its Affiliates (including in each case, without limitation, all such information, however acquired, about the business, operations, assets, financial condition and prospects of the disclosing Party or any of its Affiliates); provided, however, Confidential Information shall not include any information in the possession of a receiving Party, any of its Affiliates and/or any of their respective Representatives that: (i) is at the time it is provided, or thereafter becomes, a part of the public domain other than through the act or omission of the receiving Party, any of its Affiliates or any of their respective Representatives; (ii) is lawfully in the possession of the receiving Party or any of its Affiliates prior to its being provided by the disclosing Party, any of its Affiliates or any of their respective Representatives; (iii) is lawfully disclosed to the receiving Party, any of its Affiliates or any of their respective Representatives by a Person that does not have an obligation to the disclosing Party or any of its Affiliates with respect to the confidentiality thereof; (iv) is independently developed by the receiving Party or any of its Affiliates; or (v) is provided by the disclosing Party, any of its Affiliates or any of their respective Representatives  to a third party without any obligation of confidentiality.

“Confidentiality Agreement” – as defined in Section .

“Consents” – all consents, waivers, approvals, allowances, authorizations, declarations, filings, recordings, registrations, validations or exemptions and notifications.

“Contract” – any agreement, understanding, contract, obligation, promise or understanding (whether written or oral and whether express or implied), including license agreements, manufacturing agreements, supply agreements, purchase orders, sales orders, distributor agreements, sales representation agreements, warranty agreements, indemnity agreements, service agreements, employment and consulting agreements, guarantees, credit agreements, notes, mortgages, security agreements, financing leases, leases, comfort letters, foreign currency forward exchange contracts, confidentiality agreements, joint venture agreements, partnership agreements, open bids, powers of attorney, letters of intent, and term sheets and including, in each case, all amendments, modifications and supplements thereto and Consents thereunder.

“Cornerstone” – Cornerstone Overseas Investments, Limited, a company organized under the laws of the British Virgin Islands that is the sole beneficial owner of the shares in the capital of Centralink.

“Custodian” – as defined in Section .

“Damages” – all losses, Liabilities, claims, damages, deficiencies, obligations, fines, payments (including incidental and consequential damages), expenses (including costs of investigation and defense and reasonable attorneys’ fees and expenses), actions, causes of action, assessments, judgments, amounts paid in settlement or diminution in value, whether or not involving a Third Party claim.

“Depositary” – as defined in Section (ii).

“Direct Claim” – as defined in Section .

“EBITDA” – the earnings of a Relevant Party derived from its audited financial statements before subtraction of any interest expense, taxes, depreciation and amortization; provided, however, that, EBITDA shall not include (i) any costs of a Relevant Party incurred for the purpose of the Transaction which would not otherwise have been incurred by a Relevant Party in the Ordinary Course of Business or (ii) in the case of Grand US, up to US$750,000 of Grand’s costs attributable to being a public company (e.g. legal, accounting, printing, transfer agent fees, share transfers and other similar expenses).

“Effective Time” – the date and time on and at which the Reincorporation Merger shall become effective under Nevada law.

“Encumbrance” – any charge, claim, community property interest, covenant, condition, equitable interest, easement, encumbrance, option, lien, pledge, hypothecation, assignment, deposit arrangement, security interest (preference, priority or other security agreement or preferential arrangement of any kind), mortgage, deed of trust, retention of title Contract, right of first refusal, right of first offer, preemptive right, encroachment or other restriction or granting of any rights of any kind (including any restriction on, or right granted with respect to, the use, voting, transfer, receipt of income or exercise of any other attribute of ownership).

“Environmental Laws” - any and all applicable Laws and Permits issued, promulgated or entered into by any Governmental Entity relating to the environment, the protection or preservation of human health or safety, including the health and safety of employees, the preservation or reclamation of natural resources, or the management, release or threatened release of Hazardous Materials.

“Environmental Permit” - any permit, approval, identification number, license or other authorization required under or issued pursuant to any applicable Environmental Law.

“Exchange ADRs” – as defined in Section .

“F4A” – Fun-4-All Corp., a corporation organized under the laws of the State of Delaware, United States of America.

“GAAS” – generally accepted auditing standards recognized in the United States as it applies to Grand or Hong Kong, as it applies to the Company, as in effect from time to time.

“Gatelink” – Gatelink Mould Engineering Limited, a limited company organized under the laws of the HKSAR which, as of the date hereof, is a subsidiary of the Company.

“Gatelink Reorganization” – the transactions described in Section .

“Governmental Entity” - any:  (i) federal, state, local, foreign or international government (including, without limitation, that of the HKSAR); (ii) court, arbitral or other tribunal or governmental or quasi-governmental authority of any nature (including any governmental agency, political subdivisions, instrumentalities, branch, department, official, or Person); or (iii) body exercising, or entitled to exercise, any administrative, executive, judicial, legislative, police, regulatory, or taxing authority or power of any nature pertaining to government.

“Grand” –collectively, Grand US and Grand HK and, where the context requires, each Subsidiary of each of them.

“Grand ADSs” – American Depositary Shares to be issued pursuant to Section , each representing beneficial ownership of one (1) Grand Ordinary Share.

“Grand ADRs” – American Depositary Receipts to be issued pursuant to Section  representing ownership of Grand ADSs, provided, however, that for convenience of reference herein, regardless of the number of American Depositary Shares that may be represented by a single American Depositary Receipt, a Grand ADR shall be understood as evidencing ownership of only one (1) Grand ADS so that, for example, a reference herein to “200 Grand ADRs” shall mean one or more physical American Depositary Receipts evidencing in the aggregate ownership of 200 Grand ADSs representing, in turn, beneficial ownership of 200 Grand Ordinary Shares.

“Grand Acquisition Proposal” – as defined in Section .

“Grand Common Stock” – as defined in the second paragraph of the recitals to this Agreement, being voting common stock of Grand US, par value US$.001 per share.

“Grand HK” – as defined in the first paragraph of this Agreement.

“Grand Insurance Policies” – as defined in Section .

“Grand Intellectual Property” – Intellectual Property as to which Grand is the Relevant Party.

“Grand-Licensed Intellectual Property” – Intellectual Property that is rightfully used by Grand or any Subsidiary of Grand pursuant to a valid License Agreement with a third party.

“Grand Merger Sub” – as defined in the second paragraph of the recitals to this Agreement.

“Grand Ordinary Shares” – as defined in the second paragraph of the recitals to this Agreement, being ordinary voting shares in the capital of Grand HK having a nominal value of HK$1.00 each.

“Grand-Owned Intellectual Property” – Intellectual Property that is owned by Grand or any Subsidiary of Grand.

“Grand Real Property Leases” – as defined in Section .

“Grand Shortfall Amount” – as defined in Section .

“Grand Software Programs” – as defined in Section .

“Grand Special Meeting” – as defined in Section .

“Grand Target EBITDA” – as defined in Section .

”Grand US” – as defined in the first paragraph of this Agreement.

“HK GAAP” – generally accepted accounting principles recognized in the HKSAR as in effect from time to time.

“HK$” – Hong Kong Dollars, the lawful currency of the HKSAR.

“HKSAR” – the Hong Kong Special Administrative Region of the PRC.

"HKTC” – as defined in Section 3.03(a).

“Hazardous Materials” - those materials, substances or wastes that are regulated by, or form the basis of Liability under, any Environmental Law, including PCBs, pollutants, solid wastes, explosive or regulated radioactive materials or substances, wastes or chemicals, petroleum (including crude oil or any fraction thereof) or petroleum distillates, asbestos or asbestos containing materials, materials listed in 49 C.F.R. Section 172.101 and materials defined as hazardous substances pursuant to Section 101(14) of CERCLA.

“HSR Act” - the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

“Indemnitees” - as defined in Section .

“Indemnitor” - as defined in Section .

“Insurance Policies” - as defined in Section .

“Intellectual Property” – any and all intellectual property that is or has been, or is currently contemplated to be, used in or in relation to the Business of the Relevant Party, including any and all:

(i)

inventions, designs, algorithms and other industrial property, and all enhancements and improvements thereto, whether patentable or unpatentable and whether or not reduced to practice, and all patent rights in connection therewith (including, without limitation, all United States and foreign patents, patent applications, patent disclosures, mask works, and all divisions, continuations, continuations-in-part, reissues, re-examinations and extensions thereof), whether or not any of the foregoing are registered;

(ii)

trademarks, trade names, design marks, and service marks, trade dress, logos, internet domain names, websites, brand names and corporate names and other commercial product or service designations, together with all translations, adaptations, derivations and combinations thereof, and all goodwill and similar value associated with any of the foregoing, whether registered or unregistered, active or inactive, and all applications, registrations, and renewals in connection therewith;

(iii)

artwork, photographs, advertising and promotional materials and computer software and all copyrights and renewals in connection therewith, and all Moral Rights related thereto;

(iv)

trade secrets (as such are determined under applicable Law), know-how and other confidential business information, including but not limited to technical information, marketing plans, research, designs, plans, methods, techniques, and processes, any and all of the technology, supplier lists, computer software programs or applications of the Relevant Party or any Subsidiary of the Relevant Party, in both source and object code form, technical documentation of such software programs, statistical models, supplier lists, e-mail lists, inventions, sui generis database rights, databases, and data, whether in tangible or intangible form and whether or not stored, compiled or memorialized physically, electronically, graphically, photographically or in writing;

(v)

other rights to existing and future registrations and applications for any of the foregoing and all other proprietary rights in, or relating to, any of the foregoing, including but not limited to remedies against and rights to sue for past infringements, and rights to damages and profits due or accrued in or relating to any of the foregoing;

(vi)

other tangible or intangible proprietary property, information and materials that are or have been used (including without limitation in the development of) in the business of the Relevant Party or any Subsidiary of the Relevant Party and/or in any product, technology or process (i) currently being or formerly manufactured, published, marketed or used by the Relevant Party or any Subsidiary of the Relevant Party, or (ii) previously or currently under development for possible future manufacturing, publication, marketing or other use by the Relevant Party or any Subsidiary of the Relevant Party; and

(vii)

all rights of the Relevant Party or any Subsidiary of the Relevant Party to pursue, recover and retain damages and costs and attorneys’ fees for past, present and future infringement of any of the foregoing.

“Interim Company Financial Statements” – as defined in Section .

“Inventory” means consumable inventory, wherever located, including, without limitation, all finished goods, work in process, raw materials, spare parts and all other materials and supplies to be used or consumed by a Person.

“IRS” - the United States Internal Revenue Service or any other successor agency, and, to the extent relevant, the United States Department of the Treasury.

“Knowledge” – means, with reference to any facts or circumstances concerning or pertaining to the Relevant Party or any Subsidiary of the Relevant Party:

(i)

where the Relevant Party is Grand, actual knowledge of such facts or circumstances by any executive officer or director of Grand or any of the Subsidiaries of Grand as identified in Grand’s Annual Report on Form 10-K for the Year Ended December 31, 2002; and

(ii)

where the Relevant Party is Centralink, actual knowledge of such facts or circumstances by any of the directors of the Company or any of the Subsidiaries of the Company as of the date hereof.

“Latest Company Balance Sheet” – as defined in Section .

“Latest Company Balance Sheet Date” – as defined in Section .

“Latest Grand Balance Sheet” – as defined in Section .

“Latest Grand Balance Sheet Date” – as defined in Section .

“Laws” - all laws, principles of common law, statutes, constitutions, treaties, rules, regulations, ordinances, codes, rulings, Orders and determinations of all Governmental Entities.

“Leases” - all leases, subleases, right to occupy or use and other arrangements with respect to real property, including, in each case, all amendments, modifications and supplements thereto and waivers and consents thereunder.

“Letter of Intent” – that certain letter of intent, dated February 26, 2003, as amended, by and among Grand US, F4A, Bachrach and Centralink, setting out the basic understandings of the Parties thereto concerning the terms of the Transaction.

“Liability” - means any direct or indirect indebtedness, liability, assessment, expense, Claim, loss, damage, deficiency, Commitment, obligation or responsibility, known or unknown, disputed or undisputed, joint or several, vested or unvested, asserted or unasserted, executory or not, fixed or unfixed, choate or inchoate, liquidated or unliquidated, secured or unsecured, determinable or undeterminable, accrued or unaccrued, absolute or not, actual or potential, contingent or otherwise (including any Liability under any guarantees, letters of credit, performance credits or with respect to insurance loss accruals), whenever or however arising (including, whether arising out of any Contract or tort based on negligence, strict Liability or otherwise) and whether or not the same would be required by US GAAP or HK GAAP, as the case may be, to be reflected as a Liability in financial statements or disclosed in the notes thereto.

“License Agreement” – any Contract under which a license, sublicense, consent or other permission to use Intellectual Property is granted by or to the Relevant Party or any Subsidiary of the Relevant Party.

“Market Price” - the average of the mean of the closing bid and asked prices of Grand Common Stock for the fifteen (15) trading days before the date of the execution of the Letter of Intent.

“Mars” – Mr. David Mars, a shareholder in Grand US as of the date hereof.

“Material Adverse Effect” – any change, effect, event or condition that, individually or in the aggregate, (i) has had, or, with the passage of time, will or could have, a material adverse effect on the business, assets, properties, condition (financial or otherwise), results of operations, prospects or customer, supplier or employee relationships of a Relevant Party and any Subsidiaries of the Relevant Party, taken as a whole, or (ii) limits the ability of a Relevant Party to perform material services; or (iii)  insofar as can reasonably be foreseen, will prevent a Relevant Party from materially performing its obligations under this Agreement.

“Material Company Contracts” – as defined in Section .

“Material Grand Contracts” – as defined in Section .

“Moral Rights” - collectively, rights to claim authorship of a work, to object to or prevent any modification of a work, to withdraw from circulation or control the publication or distribution of a work, and any similar rights, whether existing under judicial or statutory law of any country or jurisdiction worldwide, or under any treaty or similar legal authority, regardless of whether such right is called or generally referred to as a “moral right.”

“NASDAQ” – the National Association of Securities Dealers Automated Quotation system.

“Occurrence-Basis Policies” - as defined in Section .

“Order” – any award, decision, stipulation, preliminary or permanent injunction, judgment, order, ruling, subpoena, temporary restraining order, award, citation, consent decree or writ, or verdict entered, issued, made or rendered by any Governmental Entity.

“Ordinary Course of Business” - the ordinary course of the Business of the Relevant Party and the Subsidiaries of the Relevant Party consistent with past custom and practice (including with respect to quantity and frequency).

“Organizational Documents” - (i) the articles or certificate of incorporation and the bylaws of a corporation, (ii) the partnership agreement and any statement of partnership of a general partnership, (iii) the limited partnership agreement and the certificate of limited partnership of a limited partnership, (iv) the limited liability company agreement and articles or certificate of formation of a limited liability company, (v) any charter or similar document adopted or filed in connection with the creation, formation or organization of a Person and (vi) any amendment to any of the foregoing.

“Outstanding Grand Shares” – as defined in Section .

“PRC” – the People’s Republic of China.

“Parties” – As defined in the first paragraph of the recitals to this Agreement.

“Permit” - all franchises, grants, establishment registrations, product listings, easements, variances, exceptions, identification and registration numbers, approvals and Orders, licenses, permits, certificates, Consents, or other authorizations, issued, granted, given or otherwise made available by or under the authority of any Governmental Entity.

“Permitted Encumbrances” - Encumbrances for Taxes not yet due or payable; inchoate mechanic and materialmen liens for construction in progress; inchoate workmen’s, repairmen’s, warehousemen’s and carrier’s liens arising in the Ordinary Course of Business; and minor imperfections of title which do not, individually or in the aggregate, (i) have a Material Adverse Effect, (ii) materially impair the current business operations conducted on the affected property or (iii) materially reduce the value of, or have a material adverse effect on the ability to transfer, the affected property.

“Person” - any individual, sole proprietorship, firm, corporation (including any non-profit corporation and public benefit corporation), general or limited partnership, limited liability partnership, joint venture, limited liability company, estate, trust, association, organization, labor union, institution, Person or Governmental Entity, including any successor (by merger or otherwise) of such Person.

“Proforma Company Financial Statements” – as defined in Section .

“Proxy Statement” – as defined in Section .

“Registered Intellectual Property” rights in Intellectual Property that are the subject of a pending application or an issued patent, trademark, copyright, design right or other similar registration formalizing exclusive rights.

“Registration Statement” – as defined in Section .

“Reincorporation Merger” – as defined in the second paragraph of the recitals to this Agreement and as effectuated in accordance with Section 2.01.

“Relevant Auditors” – the firm of independent certified or chartered public accounts for the time being appointed by the Relevant Party to certify its audited financial statements or, where Centralink is the Relevant Party, of the Company, for purposes of this Agreement.

“Relevant Party” – Grand US, Grand HK or Centralink, as the context requires.

“Representative” – with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors.

“SEC” – the United States Securities and Exchange Commission.

“SEC Reports” – as defined in Section .

“Securities Act” – the Securities Act of 1933, as the same may be amended from time to time, including any successor statute.

“Shareholders’ Agreement” – as defined in Section .

“Securities Exchange Act” – the Securities Exchange Act of 1934, as the same may be amended from time to time, including any successor statute.

“Subscription ADRs” – as defined in Section .

“Subscription Price” – as defined in Section 2.

“Subsidiary” – with respect to any Person, any corporation, limited liability company, partnership, association or other Person of which (i) if a corporation, a majority of the total voting power of shares of stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by such Person or one or more of the other Subsidiaries of such Person or a combination thereof, or (ii) if a limited liability company, partnership, association or other Person, a majority of the partnership or other similar ownership interest thereof is at the time owned or controlled, directly or indirectly, by such Person or one or more Subsidiaries of such Person or a combination thereof.  For purposes hereof, a Person or Persons shall be deemed to have a majority ownership interest in a limited liability company, partnership, association, or other Person if such Person or Persons shall be allocated a majority of limited liability company, partnership, association or other Person gains or losses or shall be or control any managing member or general partner of such limited liability company, partnership, association or other Person.

“Superior Proposal” as defined in Section .

“Taxes” – any and all (i) taxes, fees, levies, duties, tariffs, imposts and other charges of any kind, imposed by any Governmental Entity or taxing authority, including taxes or other charges on, measured by, or with respect to income, franchise, windfall or other profits, gross receipts, property, sales, use, capital stock, payroll, employment, social security, workers’ compensation, unemployment compensation or net worth; taxes or other charges in the nature of excise, withholding, ad valorem, stamp, transfer, value-added or gains duties or taxes; license, registration and documentation fees; and customers’ duties, tariffs and similar charges; (ii)  any Liability for the payment of any amounts of the type described in clause (i) above as a result of being a member of an affiliated, combined, consolidated or unitary group for any Taxable period; (iii) any Liability for the payment of amounts of the type described in clauses (i) or (ii) above as a result of being a transferee of, or a successor in interest to, any Person or as a result of an express or implied obligation to indemnify any Person; and (iv) any and all interest, penalties, additions to tax and additional amounts imposed in connection with or with respect to any amounts described in clauses (i), (ii) or (iii) above.

“Tax Return” – any return, report, statement, form or other documentation (including any additional or supporting material and any amendments or supplements) filed or maintained, or required to be filed or maintained, with respect to or in connection with the calculation, determination, assessment or collection of any Taxes.

“Terminating Party” – as defined in Section .

“Third Party Claim” – as defined in Section .

“Transaction” – as defined in Section .

“Transaction Documents” – this Agreement, together with any and all certificates, schedules, Contracts and other documents required to be delivered pursuant to any of the foregoing.

“US$” – United States Dollars, the lawful currency of the United States of America.

“US GAAP” – generally accepted accounting principles recognized in the United States as in effect from time to time.

Interpretation

.  Unless the context otherwise requires, the terms defined in Section 1.01 shall have the meanings herein specified for all purposes of this Agreement, applicable to both the singular and plural forms of any of the terms defined herein.  All accounting terms defined in Section 1.01, and those accounting terms used in this Agreement not defined in Section 1.01, except as otherwise expressly provided herein, shall have the meanings customarily given thereto in accordance with US GAAP.  When a reference is made in this Agreement to any Article, Section, Exhibit or Schedule, such reference shall be to the corresponding article, section, exhibit or schedule of this Agreement unless otherwise indicated.  Whenever the words “include,” “includes” or “including” are used in this Agreement, they shall be deemed to be followed by the words “without limitation.”

REORGANIZATION;  PURCHASE AND EXCHANGE OF GRAND ADRS; CLOSING

Reincorporation Merger.

Prior to the Closing, Grand US and Grand HK shall take the following actions:

Grand HK shall change its corporate name to Grand Toys International, Limited and the memorandum and articles of association of Grand HK shall be amended so as to read, to the extent permitted by the Laws of the HKSAR, on a substantive basis as closely as reasonably practicable to the Articles of Incorporation and Amended and Restated Bylaws of Grand US that are currently in effect.

Grand HK shall enter into customary Contracts with the Hong Kong and Shanghai Banking Corporation or such other institution in Hong Kong as the Parties shall agree (the “Custodian”) and the Bank of New York or such other United States banking institution as the Parties shall agree (the “Depositary”) providing for (i) the issuance to the Custodian of Grand Ordinary Shares and (ii) the issuance by the Depositary from time to time, if and as directed by Grand, of Grand ADRs.

Grand HK shall cause Grand Merger Sub under the laws of the State of Nevada as a wholly-owned Subsidiary of Grand HK.

At or immediately prior to the Closing, Grand shall merge with Grand Merger Sub in a statutory merger under Nevada law in which Grand US will be the surviving corporation.  In connection with the Reincorporation Merger:

Each share of Grand Common Stock issued and outstanding as of the Effective Time shall be converted in the Reincorporation Merger into the automatic right on the part of the holder to receive, upon such holder’s surrender of certificates formerly representing shares of Grand Common Stock, one Grand ADR for each share of Grand Common Stock owned by such holder.

Each share of Grand Common Stock held in the treasury of Grand as of the Effective Time shall be cancelled.

Each option and warrant for the purchase of Grand Common Stock outstanding as of the Effective Time, shall be converted into the right to receive, upon exercise, that number of Grand ADRs that shall be equal to the number of shares of Grand Common Stock represented by such options or warrants prior to the effective time of the Reincorporation Merger.

Each share of Grand HK owned, directly or indirectly, by Grand US shall be transferred to the Custodian for reissuance.

Subscription for and Purchase of Grand ADRs

. On the basis of the representations, warranties, covenants and agreements, and subject to the satisfaction or waiver of the conditions, set forth in this Agreement, at the Closing and immediately following the Reincorporation Merger, Grand HK shall cause to be issued to Centralink, and Centralink shall subscribe for and purchase from the Depositary, three million (3,000,000) Grand ADRs (the “Subscription ADRs”), at an issue price of US$1.00 per Grand ADR or US$3,000,000 in the aggregate (the “Subscription Price”); provided, however, that Centralink shall have the right and option to satisfy all or a portion of the Subscription Price by assigning to Grand HK up to US$2,300,000 of the principal amount of the Bridge Loan, together with the right to receive interest thereon from and after the Closing Date (the “Bridge Loan Assignment”), in which event Centralink shall deliver an amount in cash equal to the difference between US$3,000,000 and the principal amount of the Bridge Loan Assignment, but in no event less than US$700,000; provided, further, in the event that any portion of Bridge Loan assigned to Grand HK shall remain unpaid on December 31, 2004, Centralink shall make a cash capital contribution to Grand HK equal to the difference between US$3,000,000 and the aggregate payments of principal and interest received by Grand HK in respect of such indebtedness, net of any unreimbursed collection costs theretofore incurred by Grand, and Grand  HK shall reassign to Centralink the unpaid portion of the Bridge Loan.

Exchange of Company Shares for Grand ADRs.

On the basis of the representations, warranties, covenants and agreements, and subject to the satisfaction or waiver of the conditions, set forth this Agreement, at the Closing Centralink shall sell, assign and transfer to Grand HK, and Grand HK shall purchase, assume and accept from Centralink, the Company Shares, in exchange for which Grand HK shall cause five million (5,000,000) Grand ADRs (the “Exchange ADRs”) to be issued to Centralink, subject to the provisions of Section 3.

The number and value of the Exchange ADRs shall be subject to adjustment or offset in accordance with the following provisions:

In the event that the Company and the Subsidiaries of the Company, on a consolidated basis, should fail to achieve EBITDA of US$3,600,000 (“Company Target EBITDA”) or more for the twelve (12) months ending December 31, 2003, the number of the Exchange ADRs shall be reduced, or their value offset, by an amount equal to the difference between Company Target EBITDA and the Company’s actual EBITDA for such twelve-month period (the “Company Shortfall Amount”).  Within fifteen days after the issuance of the Relevant Auditors’ opinion on the financial statements of Grand US or the Company, as the case may be, for the year ending December 31, 2003, Centralink shall satisfy the Company Shortfall Amount, at its election, either by paying to Grand HK in cash the Company Shortfall Amount by wire transfer of immediately available funds or by surrendering to Grand HK that number of Grand ADRs that shall be obtained by dividing the Company Shortfall Amount by the Market Price.

In the event that Grand US and any Subsidiaries of Grand US in existence on the date hereof, on a consolidated basis, fail to achieve EBITDA of US$675,000 (“Grand Target EBITDA”) or more for the twelve (12) months ending December 31, 2003, the number of the Exchange ADRs shall be increased by an amount equal to the difference between Grand Target EBITDA and Grand US’s actual EBITDA for such twelve-month period (the “Grand Shortfall Amount”). Within fifteen days after the issuance of the Relevant Auditors’ opinion on the consolidated financial statements of Grand US for the year ending December 31, 2003, Grand shall satisfy the Grand Shortfall Amount by causing to be issued and delivered to Centralink that number of additional Grand ADRs that shall be obtained by dividing the Grand Shortfall Amount by the Market Price.

The amounts of EBITDA realized by the Company and Grand US, respectively, during the twelve-month period described above shall be determined by the Relevant Auditors in accordance with US GAAP, in the case of Grand US, and HK GAAP, in the case of the Company, applied in a manner consistent with the Relevant Parties’ respective historical financial practices but on a stand-alone, proforma basis without regard to any changes resulting from the Reincorporation Merger or from consolidation of the Company with Grand and valuing all intercompany transactions following Closing on an arms’-length basis even where the results may differ from the amounts reflected in the Books and Records of the respective entities.

Delivery

.  Subject to the satisfaction or waiver of the applicable conditions set forth herein, Grand HK shall deliver, or cause to be delivered, to Centralink at the Closing one or more certificates representing the Centralink ADRs, duly issued in the name of Centralink, simultaneously with the delivery by Centralink to Grand HK of (i) the Subscription Price, including documentation of the Bridge Loan Assignment in respect of that portion of the Subscription Price that Centralink shall have elected to discharge through such assignment rather than in cash, and (ii) certificates for the Company Shares accompanied by all duly executed instruments of transfer and bought and sold notes.

Closing

.

The closing (the “Closing”) of the transactions contemplated by this Agreement and the other Transaction Documents (collectively, the “Transaction”) will take place at the offices of Katten Muchin Zavis Rosenman, 575 Madison Avenue, New York, New York, at 10:00 a.m. local time, on the second Business Day following the Effective Time of the Reincorporation Merger and the satisfaction or waiver of all other conditions set forth in Articles IX and X, or such other date, place or time agreed to by Centralink and Grand US (such date of the Closing being hereinafter referred to as the “Closing Date”).  The Parties hereby agree to deliver at the Closing such documents, certificates of officers and other instruments as are set forth in Articles IX and X and as may reasonably be required to effect the transfer by Centralink of the Company Shares, and the delivery by Grand HK to Centralink of the Centralink ADRs, pursuant to and as contemplated by this Agreement.

All items delivered by the Parties at the Closing will be deemed to have been delivered simultaneously, and no items will be deemed delivered or waived until all have been delivered.

The Confidentiality Agreement will terminate effective as of the Closing Date.

Transfer Taxes

.  Grand HK shall be responsible for payment of all fixed and ad valorem stamp duties assessed or payable in the HKSAR in connection with the sale and transfer to Grand HK of the Company Shares pursuant to this Agreement.

REPRESENTATIONS AND WARRANTIES REGARDING THE COMPANY

Centralink hereby represents and warrants to Grand as follows:

Organization and Valid Existence

.  The Company is a private company limited by shares duly incorporated and validly existing under the Laws of the HKSAR and has all requisite corporate power and authority to conduct its Business in the manner in which it is presently being conducted and to own, operate and lease its property.  The Company is duly qualified or licensed to do business and is in good standing in each jurisdiction in which the property owned, leased or operated by it or the nature of the business conducted by it makes such qualification or licensing necessary.  Schedule  lists each jurisdiction in which the Company is qualified to do business.  True and complete copies of the Organizational Documents, as amended to date, of the Company have previously been delivered or made available to Grand.  The Company is not in violation of any of the provisions of its Organizational Documents.

Capitalization; Title to Shares and Structure

.  The authorized share capital of the Company is thirty million Hong Kong Dollars (HK$30,000,000) divided into thirty million (30,000,000) ordinary shares having a nominal value of one Hong Kong Dollar (HK$1.00) each, of which one hundred and one (101) are issued and outstanding and constitute the Company Shares.  Except as set forth in the immediately preceding sentence, no shares or other securities of any kind are outstanding, have been issued by the Company or are reserved for issuance.  All of the Company Shares are registered in the names of Centralink and its nominee, Cornerstone Overseas Investments, Limited, and are beneficially owned by Centralink, free and clear of all Encumbrances.  All of the Company Shares are duly authorized, validly issued, fully paid and non-assessable and were not issued in violation of, and are not subject to, any preemptive rights.  None of the Company Shares were issued in violation of relevant Laws of the HKSAR or any other Laws.  There are no bonds, debentures, notes or other indebtedness of the Company having the right to vote (or convertible into, or exchangeable for, shares or other securities having the right to vote) on any matters on which any shareholders of the Company may vote.  There are no securities, options, warrants, calls, rights or other Commitments, including stock appreciation rights, “phantom” stock or similar plans or rights, obligating the Company to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares or other securities or assets of the Company or obligating the Company to issue, grant, extend or enter into any such security, option, warrant, call, right or Commitment, including any securities pursuant to which rights to acquire shares become exercisable only after a change of control of the Company upon the acquisition of a specified amount of the share capital  or voting power of the Company, as the case may be.  There are no Commitments (i) under which the Company is obligated to repurchase, redeem or otherwise acquire any shares of the Company, or (ii) requiring the Company to vote or to dispose of any shares of the Company.

Subsidiaries

.

Each Subsidiary of the Company is a company, corporation or other legal entity duly incorporated or organized, validly existing and, if and as applicable, in good standing under the Laws of the HKSAR (in the case of Hong Kong Toy Centre Limited (“HKTC), the British Virgin Islands (in the case of Great Wall Alliance Limited) and Belize (in the case of Asian World Enterprises Limited) and has all corporate, partnership or other similar powers required to carry on its business as now being conducted.  Each Subsidiary of the Company is duly qualified to do business and, if and as applicable, is in good standing as a foreign corporation or other foreign legal entity in each jurisdiction where such qualification is necessary.  Schedule  sets forth a list of all Subsidiaries of the Company and their respective jurisdictions of organization and identifies the Company’s (direct or indirect) percentage beneficial ownership interest therein.

All of the outstanding issued shares in the capital of, or other voting securities or ownership interests in, each Subsidiary of the Company, are beneficially owned by the Company, directly or indirectly, free and clear of any Encumbrance and free of any other limitation or restriction (including any restriction on the right to vote, sell or otherwise dispose of such issued shares or other voting securities or ownership interests).  None of the shares of any Subsidiary of the Company were issued in violation of relevant Laws of the HKSAR, the British Virgin Islands or Belize (as the case may be) or any other Laws.  There are no bonds, debentures, notes or other indebtedness of any Subsidiary of the Company having the right to vote (or convertible into, or exchangeable for, shares or other securities having the right to vote) on any matters on which any shareholders of any Subsidiary of the Company may vote.  There are no securities, options, warrants, calls, rights or other Commitments, including stock appreciation rights, “phantom” stock or similar plans or rights, obligating the Company or any Subsidiary of the Company to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares or other securities or assets of any Subsidiary of the Company or obligating the Company or any Subsidiary of the Company to issue, grant, extend or enter into any such security, option, warrant, call, right or Commitment, including any securities pursuant to which rights to acquire shares become exercisable only after a change of control of any Subsidiary of the Company upon the acquisition of a specified amount of the share capital or voting power of the Company.  There are no Commitments (i) of the Company or any Subsidiary of the Company to repurchase, redeem or otherwise acquire any shares of any Subsidiary of the Company, or (ii) requiring the Company or any Subsidiary of the Company to vote or to dispose of any shares of any Subsidiary of the Company.  Neither the Company nor any Subsidiary of the Company is subject to any obligation or requirement to provide funds for or to make any investment (in the form of a loan, capital contribution or otherwise) to or in any Person.  The Company has previously delivered or made available to Grand true and complete copies of the Organizational Documents or comparable governing instruments (including all amendments to each of the foregoing), of each Subsidiary of the Company and each investment in any other Person owned by the Company or any Subsidiary of the Company as in effect on the date hereof.

Winding-up, etc

.  No order has been made, petition presented or resolution passed for the winding up of the Company or any Subsidiary of the Company and no meeting has been convened for the purpose of winding up the Company or any Subsidiary of the Company. Neither the Company nor any Subsidiary of the Company has been party to any transaction which could be avoided in a voluntary winding up.  To the Knowledge of Centralink, no steps have been taken for the appointment of a receiver of all or any part of the assets of the Company or any Subsidiary of the Company. Neither the Company nor any Subsidiary of the Company has made or proposed any arrangement or composition with its creditors or any class of its creditors. Neither the Company nor any Subsidiary of the Company is insolvent or unable to pay its debts as the same fall due.

No Violation; Consents

.  Except for filings and Permits as may be required under the HSR Act and otherwise as set forth in Schedule , neither the execution, delivery or performance of this Agreement or the other Transaction Documents by Centralink, nor the consummation by Centralink of the Transaction, will directly or indirectly, with or without the giving of notice or lapse of time or both: (i) violate, conflict with or result in any breach of any provision of the Organizational Documents of the Company or any Subsidiary of the Company; (ii) require any Permit of any Governmental Entity or violate, conflict with or constitute a default (with or without notice or lapse of time, or both) under any of the terms or requirements of any Permit that is held by the Company or any Subsidiary of the Company; (iii) require any Consent of any Person or result in any breach of or constitute a default (or an event which with the giving of notice or lapse of time or both could reasonably be expected to become a default) under, or give to others any right of termination, amendment, acceleration or cancellation of, or result in the creation of an Encumbrance on any property or asset of the Company or any Subsidiary of the Company pursuant to, any Contract or other Commitment; or (iv)  violate, conflict with or result in any breach of any Law applicable to the Company or any Subsidiary of the Company.

Financial Statements; Liabilities

.

Centralink has delivered to Grand true and correct copies of (i) the audited unconsolidated balance sheets and statements of income and cash flows of each of the Company’s Subsidiaries for their respective fiscal periods ending in 2002, 2001 and, in the case of HKTC, 2000 (the “Audited Company Financial Statements”); (ii) the Company’s Pro Forma, Carve-Out Balance Sheet for the years ended December 31, 2002, 2001 and 2000 and the Company’s Pro Forma, Carve-Out Income Statement for the years ended December 31, 2002, 2001 and 2000 (the “Proforma Company Financial Statements”) and (iii) the consolidated balance sheets of the Company as of September 30, 2003 (the “Latest Company Balance Sheet”) and the consolidated statements of income and cash flows for the nine months ended September 30, 2003 (together with the Latest Company Balance Sheet the “Interim Company Financial Statements”, and the Interim Company Financial Statements together with the Audited Company Financial Statements and the Proforma Company Financial Statements, the “Company Financial Statements”).

The Company Financial Statements have been prepared in accordance with HK GAAP.  Each of the Company Financial Statements presents a true and fair view of  the financial position of the Company and the Subsidiaries of the Company as of the applicable date and the earnings and cash flow of the Company and the Subsidiaries of the Company for the periods then ended.  Each balance sheet contained in the Financial Statements fully sets forth all assets and Liabilities of the Company and each Subsidiary of the Company existing as of the applicable date which, under HK GAAP, should be set forth therein, and each statement of earnings contained therein sets forth the items of income and expense of the Company and the Subsidiaries of the Company which should appear therein under HK GAAP.  The Interim Company Financial Statements have been prepared in a manner consistent with the past practices of the Company and the Subsidiaries of the Company and present fairly the financial position of the Company and the Subsidiaries of the Company as of the applicable date and results of operations for the period then ended, all in accordance with HK GAAP, subject to normal year-end adjustments and the absence of footnotes.

Except as and to the extent reflected in the Latest Company Balance Sheet, neither the Company nor any Subsidiary of the Company had, as of September 30, 2003 (the “Latest Company Balance Sheet Date”), any Liabilities, other than obligations of continued performance under Contracts and other Commitments entered into in the Ordinary Course of its Business.  Except as described in Schedule , neither the Company nor any Subsidiary of the Company has incurred any Liabilities since the Latest Company Balance Sheet Date, except Liabilities that have arisen after the date of the Latest Company Balance Sheet in the Ordinary Course of its Business, none of which is a Liability for breach of Contract, breach of warranty, tort, infringement, Litigation or violation of any Governmental Order, Permit or Law.

Absence of Certain Changes

.  Except as set forth in Schedule , since the Latest Company Balance Sheet Date, each of the Company and each Subsidiary of the Company has conducted its activities and operations in all material respects only in the Ordinary Course of its Business and, since such date, there has not been:

any Material Adverse Effect with respect to the Company or any Subsidiary of the Company;

any event that could reasonably be expected to prevent or materially delay the performance of Centralink’s obligations pursuant to this Agreement and the consummation of the Transaction by Centralink;

any material change by the Company or any Subsidiary of the Company in its accounting methods, principles or practices;

any declaration, setting aside or payment of any dividend or distribution in respect of the Company Shares or the shares of any Subsidiary of the Company or any redemption, purchase or other acquisition of any shares or other  securities of the Company or any Subsidiary of the Company;

except for changes in the Ordinary Course of the Business of the Company and the Subsidiaries of the Company that affect only non-management employees of the Company or any Subsidiary of the Company, any increase in the compensation or benefits or establishment of any bonus, insurance, severance, deferred compensation, pension, retirement, profit sharing, share  option (including the granting of share options, share  appreciation rights, performance awards or restricted share  awards), share  purchase or other employee benefit plan, or any other increase in the compensation payable or to become payable to any employees, officers, consultants or directors of the Company or any Subsidiary of the Company;

any issuance or sale by the Company or any Subsidiary of the Company of any shares, stock, notes, bonds or other securities, or the entry by the Company or any Subsidiary of the Company into any Contract with respect thereto;

any amendment to the Organizational Documents of the Company or any Subsidiary of the Company;

other than in the Ordinary Course of Business of the Company and its Subsidiaries of the Company, any (A) purchase, sale, assignment or transfer of any assets of the Company or any Subsidiary of the Company, or (B) waiver of any rights of value or cancellation or any debts or claims by the Company or any Subsidiary of the Company;

any incurrence by the Company or any Subsidiary of the Company of any Liability, except for current Liabilities incurred in the Ordinary Course of the Business of the Company and its Subsidiaries;

any incurrence by the Company or any Subsidiary of the Company of any Damage, destruction or similar loss, whether or not covered by insurance, affecting the Business or properties of the Company or any Subsidiary of the Company;

any entry by the Company or any Subsidiary of the Company into any transaction other than in the Ordinary Course of Business of the Company and its Subsidiaries;

any purchase by the Company or any Subsidiary of the Company of Inventory other than in the Ordinary Course of Business of the Company and its Subsidiaries or any material change in the nature, level and condition of Inventory;

any write-downs or write-ups (or failures to write down or write up in accordance with HK GAAP) of the value of any Inventory other than in the Ordinary Course of Business and in accordance with HK GAAP;

any failure to maintain the assets of the Company or any Subsidiary of the Company in accordance with good business practice and in good operating condition and repair, reasonable wear and tear excepted;

any significant personnel changes or employee turnover;

any adverse change in the relations between the Company or any Subsidiary of the Company and any of their respective customers, clients and suppliers that is, or could reasonably be expected to become, a Material Adverse Effect;

any discharge or satisfaction of any Encumbrance, or payment of any material Liabilities, other than in the Ordinary Course of Business, or any failure to pay or discharge when due any Liabilities, the failure to pay or discharge which has caused or will cause any actual damage or risk of loss to the Company or any Subsidiary of the Company; or

the entry by the Company or any Subsidiary of the Company in any Contract under which it is or will be obligated to do any of the foregoing.

Litigation

.   Except as set forth in Schedule , there is no Action or claim pending or, to the Knowledge of Centralink, threatened against the Company or any Subsidiary of the Company that could reasonably be expected to result, individually or in the aggregate, in a Material Adverse Effect or materially interfere with the Company’s ability to consummate the Transactions and, to the Knowledge of Centralink, there are no existing facts or circumstances that could reasonably be expected to result in such an Action.  To the Knowledge of Centralink, there are no facts or circumstances which could reasonably be expected to result in the denial of insurance coverage under policies issued to the Company or any Subsidiary of the Company in respect of any Action, except in any case as could not reasonably be expected to result, individually or in the aggregate, in a Material Adverse Effect with respect to the Company or any Subsidiary of the Company.  There is no Action or claim pending or, to the Knowledge of Centralink, threatened alleging any right of indemnification of the part of any director or officer of the Company or any  Subsidiary of the Company, or any Affiliate of any such Person, as against the Company or any Subsidiary of the Company. Neither the Company nor any Subsidiary of the Company is subject to any outstanding Order which could reasonably be expected to result, individually or in the aggregate, in a Material Adverse Effect or materially interfere with Centralink’s ability to consummate the Transaction.

Compliance with Law

s. Schedule 3.09 contains a complete and accurate list of all Permits that are held by the Company or any Subsidiary of the Company or that otherwise relate to the Business or to any of the assets owned or used by the Company or any Subsidiary of the Company.  The Permits listed in Schedule  constitute all of the Permits necessary to permit the Company or any Subsidiary of the Company lawfully to conduct and operate the Business in the manner in which they currently conduct and operate the Business and to permit the Company or any Subsidiary of the Company to own and use their assets in the manner in which they currently own and use such assets.  Except as set forth in Schedule , the Company and each Subsidiary of the Company is in full compliance with all of the terms and requirements of each Permit identified or required to be identified in Schedule .  Except as set forth in Schedule , each of the Company and each Subsidiary of the Company is, and has been, in full compliance with all Laws applicable to it or to the conduct or operation of the Business or the ownership or use of any of their respective assets.  Except as set forth in Schedule , no investigation or review by any Governmental Entity with respect to the Company or any Subsidiary of the Company is pending or, to the Knowledge of Centralink, threatened, nor has any Governmental Entity indicated an intention to conduct any such investigation or review. Except as set forth in Schedule , neither the Company nor any Subsidiary of the Company is in conflict in any respect with or in default or violation of any Order or Law, in either case affecting or relating to the Company or any Subsidiary of the Company.

Environmental Matters

.  There are no environmental reports relating to the Company or any Subsidiary of the Company or their respective properties or assets.  Except as set forth in Schedule :

the Company and each Subsidiary of the Company is in compliance with all applicable Environmental Laws and all Environmental Permits;

there has been no past noncompliance of Company or any Subsidiary of the Company with Environmental Laws or Environmental Permits;

neither the Company nor any Subsidiary of the Company has released a Hazardous Material at, or transported a Hazardous Material to or from, any real property currently or formerly owned, leased or occupied by the Company or any Subsidiary of the Company in amounts that violate, or would require remediation under, any applicable Environmental Law;

to the Knowledge of Centralink, no Person has released Hazardous Material at, or transported a Hazardous Material to or from, any real property currently or formerly owned, leased or occupied by the Company or any Subsidiary of the Company in amounts that violate, or would require remediation under, any Environmental Law;

neither Centralink nor the Company or any Subsidiary of the Company has received any notice, demand, suit or information request pursuant to any Environmental Law, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”);

none of the Properties, former properties or any property to which the Company or any Subsidiary of the Company has sent waste is listed on any regulatory list of contaminated properties, including but not limited to the National Priorities List promulgated pursuant to CERCLA, the Comprehensive Environmental Response, Compensation and Liability Information System (“CERCLIS”), or any other United States or foreign national, state, provincial or local counterpart; and

no environmental approvals, clearances or consents are required under applicable Law from any Governmental Entity in order for the Parties to consummate the transactions contemplated herein or for the Company or any Subsidiary of the Company to continue the Business after the Closing Date.

Taxes

.

All Tax Returns required to be filed in the HKSAR or any other part of the world by or on behalf of the Company or any Subsidiary of the Company or any predecessor Person of any of them, or any consolidated, combined, affiliated or unitary group of which the Company or any Subsidiary of the Company is or has ever been a member have been timely filed with the appropriate tax authorities or requests for extensions have been timely filed and any such extensions have been granted and have not expired.  Each such Tax Return was true, complete and correct.  All Taxes with respect to taxable periods or portions thereof covered by such Tax Returns (whether or not reflected on any Tax Return) and all other material Taxes (without regard to whether a Tax Return was or is required) of the Company and each Subsidiary of the Company have been paid in full or, to the extent that payment of any such Taxes is not yet due, proper and adequate reserves reflecting such Taxes have been established on the Latest Company Balance Sheet in accordance with HK GAAP.

All material Taxes due with respect to any completed and settled audit, investigation or enquiry with or by any taxing authority for which the Company or any Subsidiary of the Company is or might otherwise be liable have been paid in full.  There is no audit, investigation or enquiry pending with respect to any Taxes for which the Company or any Subsidiary of the Company is or might otherwise be liable and no taxing authority has given written notice of the commencement of any audit, investigation or enquiry with respect to any such Taxes.  To the Knowledge of the Centralink, no claim has ever been made by a Governmental Entity in a jurisdiction where neither the Company nor any Subsidiary of the Company files Tax Returns that the Company or any Subsidiary of the Company is or may be subject to taxation.  No issue has arisen in any examination of the Company or any Subsidiary of the Company by any taxing authority that, if raised with respect to the same or substantially similar facts arising in any other Tax period not so examined, would result in a deficiency for such other period, if upheld.  Full provision has been made in the Company Financial Statements with respect to Taxes for which the Company or any Subsidiary of the Company may be held liable upon conclusion of any such audit, investigation or enquiry.

No Person has released, forgiven, waived or otherwise extinguished, in whole or in part, any debt due from the Company or any Subsidiary of the Company in circumstances whereby the Company or any Subsidiary of the Company may be liable to pay Taxes in respect of the amount so released, forgiven, waived or otherwise extinguished.

No Encumbrances for Taxes exist with respect to any of the assets or properties of the Company or any Subsidiary of the Company.

There is no Tax sharing Contract or any other Contract that will require any Tax or Tax indemnification payment by the Company or any Subsidiary of the Company.  Neither the Company nor any of its Subsidiaries is or could be held liable for Taxes owed by any other Person.

The Company and each Subsidiary of the Company has timely withheld proper and accurate amounts from its employees, customers, shareholders and others from whom it is or was required to withhold Taxes in compliance in all material respects with the Inland Revenue Ordinance (Cap.112 of the Laws of the HKSAR) and all other applicable Laws and has timely paid all such withheld amounts to the appropriate taxing authorities.

There are no outstanding commitments or waivers extending the statutory period of limitations applicable to any claim for, or the period for the collection or assessment of, Taxes of the Company or any Subsidiary of the Company due for any taxable period.

Neither the Company nor any Subsidiary of the Company is a partner or a member of any partnership or joint venture, or any other Person classified as a partnership for  any  tax purposes whether in the HKSAR or any other part of the world.  The Company and each of its Subsidiaries are, and at all times have been, corporations or associations treated as corporations for United States federal income Tax purposes.

All documents in the possession or under the control of and used or relied upon by the Company or any Subsidiary of the Company and which attract stamp duties or other similar Taxes in the HKSAR or any other part of the world have been properly adjudicated and all necessary Taxes paid thereon.

Neither the Company nor any Subsidiary of the Company is, or has at any time been, liable to pay any interest on any unpaid Tax or any other penalty relating to Tax.

Upon consummation of the Transaction, Grand HK, through its ownership of the Company, will own directly or indirectly 100% (by vote and by value) of the outstanding shares of HKTC.  HKTC has engaged in the active conduct of a trade or business outside the United States, within the meaning of Sections 1.367(a)-2T(b)(2) and (3) of the Code, for the entire 36-month period immediately preceding the Closing Date.  At no time during such 36-month period was any of the stock of HKTC owned or controlled by Grand US or any Subsidiary of Grand US.  There is no plan or intention on the part of the Company or HKTC to substantially dispose of or discontinue HKTC or its trade or business.

The Company acquired the shares of HKTC and each of the Company’s other Subsidiaries for valid business reasons and not for the principal purpose of enabling Grand (or any other Person) to satisfy the active trade or business test (including the substantiality test) of Section 1.367(a)-3(c)(3) of the Code.

Employee Benefit Matters

.

Schedule  lists each Benefit Plan maintained, sponsored or contributed to or required to be contributed to by the Company or any Subsidiary of the Company, whether or not in compliance with the Mandatory Provident Fund Schemes Ordinance (Cap. 485 of the Laws of the HKSAR) or other relevant Laws.  With respect to each Benefit Plan, Centralink has delivered or made available to Grand a true, complete and correct copy of (i) such Benefit Plan (or, if not written, a written summary of its material terms) and the most recent summary plan description, if any, related to such Benefit Plan, (ii) each trust Contract or other funding arrangement, if any, relating to such Benefit Plan, and (iii) the most recent actuarial report or financial statement, if any, relating to such Benefit Plan  Neither the Company nor any Subsidiary of the Company nor, to the Knowledge of Centralink, any other Person, has any express or implied commitment, whether legally enforceable or not, to modify, change or terminate any Benefit Plan of the Company, other than with respect to a modification, change or termination required by any Law.

Each Benefit Plan of the Company has been administered in all material respects in accordance with its terms and all applicable Laws, and all contributions required to be made under the terms of any of the Benefit Plans of the Company as of the Latest Company Balance Sheet Date have been timely made or, if not yet due, have been properly reflected on the Latest Company Balance Sheet.  With respect to the Benefit Plans of the Company, no event has occurred and, to the Knowledge of Centralink, there exists no condition or set of circumstances in connection with which the Company or any Subsidiary of the Company could be subject to any Liability (other than for routine benefit liabilities) under the terms of, or with respect to, such Benefit Plans or any applicable Law.

Each Benefit Plan of the Company not required by Law to be maintained can be amended, terminated or otherwise discontinued after the Closing Date in accordance with its terms, without material Liability (other than (A) Liability for ordinary administrative expenses typically incurred in a termination event or (B) Liability for the accrued benefits as of the date of such termination to the extent that either there are sufficient assets set aside in a trust or insurance Contract to satisfy such Liability or such Liability is reflected on the Latest Company Balance Sheet.  No suit, administrative proceeding, action or other litigation has been brought or, to the Knowledge of Centralink, is threatened, against or with respect to any such Benefit Plan, including any audit or inquiry by any Governmental Entity.

No Benefit Plan of the Company provides any of the following retiree or post-employment benefits to any Person: medical, disability or life insurance benefits.

Labor and Employment Matters

.

Schedule  contains a true and correct list of all directors, full-time employees (listed by job classification), and consultants of the Company and each Subsidiary of the Company as of the date hereof and a description of the rate and nature of all compensation payable by the Company or any Subsidiary to each such Person.  Schedule  also contains a list of any Contracts (whether oral or written) with any such Person and a description of all existing severance, accrued vacation obligations or retiree benefits of any current or former director, officer, employee or consultant of the Company or any Subsidiary of the Company.  Except as set forth in Schedule , the employment or consulting arrangement of all such Persons is terminable at will.

Except as set forth in Schedule :

neither the Company nor any Subsidiary of the Company is a party to any Contract with any trade union, labor organization or other representative of its employees;

there is no unfair labor practice charge or complaint pending or, to the Knowledge of Centralink, threatened against the Company or any Subsidiary of the Company;

neither the Company nor any Subsidiary of the Company has experienced any labor strike, slowdown, work stoppage or similar labor controversy within the past three (3) years;

no labor union representation question has been raised respecting the employees of the Company or any Subsidiary of the Company working within the past three (3) years, nor are there any campaigns being conducted to solicit authorization from employees of the Company or any Subsidiary of the Company to be represented by any labor organization;

no claim before any Governmental Authority brought by or on behalf of any employee, prospective employee, former employee, retiree, labor organization or other representative of the employees of the Company or any Subsidiary of the Company, is pending or, to the Knowledge of Centralink, threatened against the Company or any Subsidiary of the Company;

neither the Company nor any Subsidiary of the Company is a party to, or otherwise bound by, any Order relating to its employees or employment practices; and

the Company and each Subsidiary of the Company has paid in full to all of its employees all wages, salaries, commissions, bonuses, benefits and other compensation due and payable to such employees.

Except as set forth in Schedule , neither Centralink, the Company nor any Subsidiary of the Company has made any written or, to the Knowledge of Centralink, oral Contract with or promise to any employee, officer or consultant regarding continued employment by Grand, the Company or any Subsidiary of the Company after the Closing Date.

Product Defects; Product Warranties

.  Schedule  includes copies of the standard terms and conditions of sale used by the Company and the Subsidiaries of the Company containing applicable guaranty, warranty and indemnity provisions and describes any terms and conditions which materially deviate from standard terms.  Except as disclosed on Schedule : (i) each product manufactured, sold or delivered by the Company and any Subsidiary of the Company has been in conformity with all applicable contractual commitments and all express and implied warranties, conditions and other terms, and (ii) neither the Company nor any Subsidiary of the Company has any material Liability (and there is no pending or, the Knowledge of Centralink, threatened claim against the Company or any Subsidiary of the Company that could reasonably by expected to give rise to any material Liability) for replacement or repair thereof or other damages in connection therewith.  No product manufactured, sold or delivered by the Company or any Subsidiary of the Company is subject to any guaranty, warranty or other indemnity beyond the applicable standard terms, conditions of sale or as may be imposed by Law.

Real Property Owned or Leased; Title to Assets

.

Neither the Company nor any Subsidiary of the Company owns or has the right to acquire any real property.

The tenancy Contracts listed on Schedule 3.15(b) are all of the tenancy Contracts under which the Company or a Subsidiary of the Company is a tenant  (or subtenant) of any real property or interest therein (collectively, the “Company Real Property Tenancies”).  No proceeding is pending or, to the Knowledge of Centralink, threatened for the taking or condemnation of all or any portion of the property let under the Company Real Property Tenancies.  There is no brokerage commission or finder’s fee due from the Company or a Subsidiary of the Company or Centralink and unpaid with regard to any of the Company Real Property Tenancies or which will become due any time in the future with regard to any Company Real Property Tenancy.

Except as set forth on Schedule , there are no unrecorded Encumbrances of any kind which encumber the Real Property or any part thereof.

Except as set forth on Schedule , there are no easements, rights of way or licenses which are not in full force and effect that are necessary for the operation of the premises demised under the Company Real Property Tenancies and all such easements, rights of way and licenses listed on Schedule  are in full force and effect.

Except as set forth on Schedule , the premises demised under the Company Real Property Tenancies and any other properties and assets owned, leased or used by the Company or any Subsidiary of the Company in the operation of the premises demised under the Company Real Property Tenancies, including the walls, ceilings and other structural elements of any improvements erected on the properties demised under the Company Real Property Tenancies and the building systems such as heating, plumbing, ventilation, air conditioning and electric, are adequate and sufficient for the current operations of the Company and the Subsidiaries of the Company, and such properties now being used by the Company and the Subsidiaries of the Company in their business and operations, whether leased or owned, are in good working order, repair and operating condition and, to the Knowledge of Centralink, are without any known structural defects.

Except as set forth on Schedule , the Company or a Subsidiary of the Company has good and marketable title to all tangible personal property shown as owned by the Company or a Subsidiary of the Company on their respective Books and Records, including all the properties and assets reflected on the Latest Company Balance Sheet and all properties and assets purchased by and delivered to it since the Latest Company Balance Sheet Date (except for properties and assets sold or disposed of since the Latest Company Balance Sheet Date in the Ordinary Course of the Business of the Company and the Subsidiaries of the Company) free and clear of any Encumbrances of any kind (including, to the Knowledge of Centralink, any claim that the acquisition of such property by the Company or any Subsidiary of the Company constitutes a fraudulent conveyance).  The personal properties and assets owned or leased by the Company and each Subsidiary of the Company are adequate and sufficient for the current operations of the Company and such Subsidiary of the Company, respectively, and such properties now being used by the Company or such Subsidiary of the Company in its business and operations, whether leased or owned, are in good working order and have been maintained in accordance with generally accepted industry practices.  The Company or a Subsidiary of the Company has acquired the property listed on Schedule  directly from the manufacturer thereof or from the dealer of goods of that kind, in a transaction in the Ordinary Course of Business.

The Company or a Subsidiary of the Company has the right of ingress and egress, through a public road or street, to and from each of the parcels comprising each of the properties demised under the Company Real Property Tenancies.  No utility easement or right of way that services any portion of the properties demised under the Company Real Property Tenancies may be terminated by the owner or mortgagee of any property through which any such easement or right of way runs.

Sufficiency and Condition of Assets

.

The properties, assets, buildings, plants, structures, equipment and rights owned, licensed or leased by the Company and each Subsidiary of the Company constitute all properties (whether real or personal or tangible or intangible), assets and rights necessary for the Company or such Subsidiary of the Company, as the case may be, to conduct its Business after the Closing as it is presently being conducted and as it will be conducted and as it is planned to be conducted on the Closing Date.

Except as set forth in Schedule , the Company or a Subsidiary of the Company has good and marketable title to, or a valid leasehold interest in, all of its personal property, free and clear of all Encumbrances, other than Permitted Encumbrances, and no Affiliate of Centralink other than the Company or a Subsidiary of the Company has any interest in any of such properties, assets, buildings, plants, structures, equipment or rights.  The facilities and equipment owned or leased by the Company or a Subsidiary of the Company are in good operating condition and repair and, to the Knowledge of Centralink, are free from any material defects, reasonable wear and tear excepted, are not unsafe or dangerous and are suitable for the uses for which they are being used and are performing the functions for which they were intended.

Material Company Contracts

.

Schedule  lists each of the following Contracts, whether or not in written form, to which the Company or any Subsidiary of the Company a party or subject or by which it is bound (the “Material Company Contracts”):

any Contract with any of the customers and suppliers of the Company or any Subsidiaries of the Company listed in Schedules 3.17(a) and 3.17(b) and any other Contract with any other customer or supplier of the Company or any Subsidiary of the Company that contains non-standard payment terms;

any continuing Contract for management or consulting services, services of independent contractors, the purchase of materials, supplies, equipment or services involving in the case of any such Contract more than HK$666,000 over the life of the Contract;

any distributor reseller, dealer, manufacturer’s representative, sales agency, advertising agency, finder’s, manufacturing or assembly Contract;

any Contract that expires more than one year after the date of this Agreement or any Contract that may be renewed at the option of any Person other than the Company or a Subsidiary of the Company so as to expire more than one year after the date of this Agreement;

any trust indenture, mortgage, promissory note, loan Contract or other Contract for the borrowing of money, any currency exchange, commodities or other hedging arrangement or any leasing transaction of the type required to be capitalized in accordance with HK GAAP, in each case in excess of HK$666,000;

any Contract for capital expenditures in excess of HK$666,000 individually or, taken together with other such Contracts, in the aggregate;

any Contract for the sale of any capital asset;

any Contract containing exclusivity, noncompetition or nonsolicitation provisions or that would prohibit or restrict the Company or any Subsidiary from freely engaging in business anywhere in the world or prohibiting the solicitation of the employees or contractors of any other entity, or any Contract that may be terminable by the other party thereto as a result of Grand’s status as a competitor of any party to such Contract;

any Contract pursuant to which the Company or a Subsidiary of the Company is a lessor of any machinery, equipment, motor vehicles, office furniture, fixtures or other personal property, pursuant to which payments in excess of HK$666,000 remain outstanding;

any Contract with an Affiliate of Centralink other than the Company or any Subsidiary of the Company;

any Contract of guarantee, support, indemnification, assumption or endorsement of, or any similar Commitment with respect to, the Liabilities (whether accrued, absolute, contingent or otherwise) of any other Person, other than customary customer Contracts made in the Ordinary Course of Business;

any employment Contract, arrangement or policy (including any collective bargaining Contract or trade union Contract) which may not be immediately terminated without financial notifications or penalty;

any Contract providing for or concerning a strategic alliance, joint venture or partnership with any other Person;

any Contract under which a license, sublicense, consent or permission of any kind has been granted by or to any other Person for the use of Company Intellectual Property;

any Contract providing for the development of any products, software or Intellectual Property or the delivery of any services by, for or with any other Person; or

any Contract that is otherwise material and is not described in any of the categories specified in this Section .

Except as set forth in Schedule : (i) all Contracts to which the Company or any Subsidiary of the Company is a party were entered into in the Ordinary Course of Business, (ii) each Contract is in full force and effect and is legal, valid, and, except for term sheets or open bids, binding and enforceable against the Company or a Subsidiary of the Company in accordance with its terms; (iii) the Company and each Subsidiary of the Company has performed the obligations required to be performed by it to date and is not (with or without the giving of notice or the lapse of time or both) in breach or default or alleged to be in breach or default under any Material Contract and, to the Knowledge of Centralink, the other parties thereto have complied in all material respects thereunder and are not in breach or default thereof; and (iv)  no event has occurred or circumstance exists that (with or without the giving of notice or lapse of time or both) may contravene, conflict with or result in a violation or breach of or give any Person or, to the Knowledge of Centralink, the Company or any Subsidiary of the Company the right to declare a default or exercise any remedy under or to accelerate the maturity of or to cancel, terminate or modify, any Material Contract.  There are no renegotiations of, attempts or requests to renegotiate or outstanding rights to renegotiate any Material Company Contracts with any Person.

Centralink has previously delivered to Grand true and complete copies of all Material Company Contracts that have been reduced to writing and true and correct summaries of any Material Company Contracts that have not been reduced to writing.  Except as set forth in Schedule , (A) there are no change of control or similar provisions or any obligations arising under any Contract which are created, accelerated or triggered by the execution, delivery or performance of this Agreement or the Transaction Documents or the consummation of the Transaction, and (B) the Transaction will not (x) require the Consent from or the giving of notice to any Person, permit any Person to terminate or accelerate vesting, grant any repayment or repurchase rights to any Person, or create any other detriment under the terms, conditions or provisions of any Material Contract.  To the Knowledge of Centralink, none of the parties to any Material Contract intends to terminate or alter the provisions thereof by reason of the Transaction or otherwise.  Except as set forth in Schedule , neither the Company nor any Subsidiary of the Company has, to the Knowledge of Centralink, waived any right under any Material Contract, amended or extended any Material Contract or failed to renew, or received notice of termination or failure to renew with respect to, any Material Contract.

No offer, tender or the like is outstanding which is capable of being converted, by an acceptance or other act of some other Person, into a Material Contract to which the Company or any Subsidiary of the Company would be a party.

Insurance

.

Schedule  contains a true and complete list of all insurance policies to which the Company or any Subsidiary of the Company is or was a party or which provides or provided coverage to or for the benefit of or with respect to the Company or any Subsidiary of the Company or any director, officer or employee of the Company or any Subsidiary of the Company (the “Insurance Policies”), indicating in each case the type of coverage, name of the insured, the insurer, the premium, the expiration date of each policy and the amount of coverage.  The Company or a Subsidiary of the Company has received binders for all the Insurance Policies and agrees to deliver to Grand true and complete copies of such Insurance Policies prior to the Closing.

Except as set forth in Schedule , the Insurance Policies:  (i) are in full force and effect and will not lapse or terminate by reason of the execution, delivery or performance of this Agreement or consummation of the Transaction; (ii) insure the Company and each Subsidiary of the Company in reasonably sufficient amounts against all risks usually insured against by Persons operating similar businesses or properties in the localities where such businesses or properties are located and (iii) are sufficient for compliance with all requirements of Laws, Permits, and Material Company Contracts.  The Company or a Subsidiary of the Company is current in all premiums or other payments due thereunder and have otherwise performed all of their respective obligations under each Insurance Policy.  The Company or a Subsidiary of the Company has given timely notice to the insurer of all claims that may be insured thereby.  No Insurance Policy provides for any retrospective premium adjustment or other experience-based Liability on the part of the Company or any Subsidiary of the Company.

Neither the Company nor any Subsidiary of the Company has received (i) any refusal of coverage or any notice that a defense will be afforded with reservation of rights or (ii) any notice of cancellation or any other indication that any Insurance Policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

Intellectual Property

.

Schedule  contains a true and complete list of (i) all Registered Intellectual Property comprising a part of the Company Intellectual Property and (ii) all other material Company Intellectual Property, in each case broken down by Company-Owned Intellectual Property and Company-Licensed Intellectual Property, and, with respect to all Company-Owned Intellectual Property includes details of all due dates for further filings, maintenance and other payments or other actions falling due in respect of the Company Intellectual Property and the current status of the corresponding registrations, filings, applications and payments.  All of the registrations and applications arising from or relating to the Company Intellectual Property are and remain valid and subsisting, in good standing, and have not been assigned.  All fees, payments and filings due as of the date hereof have been duly made, and the due dates specified in Schedule  are accurate and complete in all material respects.  None of the registrations and applications relating to the Company Intellectual Property are, to the Knowledge of Centralink, invalid or unenforceable.  Centralink has delivered to Grand correct and complete copies of all of the registrations and applications relating to the Company Intellectual Property and has made available for review correct and complete copies of all other written documentation evidencing ownership and prosecution (if applicable) of each of the foregoing.

The Company Intellectual Property consists solely of items and rights which are: (i) Company-Owned Intellectual Property; (ii) Company-Licensed Intellectual Property or (ii) in the public domain.  The parties and date of each License Agreement relating to the Company-Licensed Intellectual Property, other than commercially available intellectual property licensed pursuant to mass-market licenses, are set forth in Schedule .  The Company or a Subsidiary of the Company has all rights in the Company Intellectual Property necessary and sufficient to carry out the current activities of and proposed activities of the Company or a Subsidiary of the Company (and had all rights necessary to carry out its former activities at the time such activities were being conducted), including and to the extent required to carry out such activities, rights to make, use, reproduce, modify, adapt, create derivative works based on, translate, distribute (directly and indirectly), transmit, display and perform publicly, license, rent and lease and, as applicable, assign and sell, the Company Intellectual Property.  Centralink has delivered correct and complete copies of all material License Agreements to Grand, and, as applicable, has made available for review correct and complete copies of all other written documentation evidencing that the Company or a Subsidiary of the Company has the necessary and sufficient rights in each of the foregoing.

The continued operation of the Business of the Company and each Subsidiary of the Company, as presently conducted, to the Knowledge of Centralink, does not infringe upon or misappropriate any Intellectual Property or Moral Rights of any Person anywhere in the world.  No claim (i) challenging the validity, effectiveness or ownership by the Company or a Subsidiary of the Company of any of the Company Intellectual Property, or (ii) to the effect that the use, distribution, licensing, sublicensing, sale or any other exercise of rights in any product, service, work, technology or process as now used or offered or proposed for use, licensing, sublicensing, sale or other manner of commercial exploitation by the Company or a Subsidiary of the Company infringes or will infringe any intellectual property rights or Moral Rights of any Person has been received by the Company or any Subsidiary of the Company nor, to the Knowledge of Centralink, has any such claim been threatened by any Person or is there any valid basis for the existence of any such claim.  To the Knowledge of Centralink, there is not, and has not been, any unauthorized use, infringement or misappropriation of any of the Company Intellectual Property by any Person.

The Company or a Subsidiary of the Company owns all Intellectual Property developed by any of their current and former employees and independent contractors during the periods of their respective employments or within the scope of their respective contracting or consulting relationships, as the case may be, with the Company or any Subsidiary of the Company.  No employee or former employee or independent contractor of the Company or any Subsidiary of the Company has any claim with respect to any Company Intellectual Property.

Subject to receipt of any required consent of the licensor of any Licensed Company Intellectual Property, neither the Company nor any Subsidiary of the Company is, nor, as a result of the execution or delivery of this Agreement or performance of Centralink’s obligations hereunder, will the Company or a Subsidiary of the Company be, in violation of any License Agreement relating to Company Intellectual Property to which the Company or a Subsidiary of the Company is a party or by which any of them is otherwise bound, nor will execution or delivery of this Agreement, or performance of the obligations of Centralink hereunder, cause the diminution, termination or forfeiture of any Company Intellectual Property or any rights therein or thereto.  The Company and each Subsidiary of the Company has complied with all privacy Laws with respect to the Company Intellectual Property, as well as with other Laws, applicable to the Company Intellectual Property and its use in the course of the Business of the Company or any Subsidiary of the Company, including those governing intellectual property rights.  Neither the Company nor any Subsidiary of the Company has included or caused to be included in the Company Intellectual Property any material that it was wrongful or unlawful to include therein nor, to the Knowledge of Centralink, has any other Person done so.

Schedule  contains a true and complete list of all of the computer software programs, products and services of the Company and all Subsidiaries of the Company included in the Company Intellectual Property (the “Company Software Programs”), other than commercially available software licensed pursuant to mass-market licenses.  Except with respect to third party software or technology licensed by the Company or a Subsidiary of the Company (to which the Company or a Subsidiary of the Company holds appropriate and valid licenses providing the Company or a Subsidiary of the Company with the rights necessary to conduct its business as presently conducted or as anticipated to be conducted), the Company or a Subsidiary of the Company owns full and unencumbered right and good, valid and marketable title to such Company Software Programs free and clear of all Encumbrances.

The Company Intellectual Property is free and clear of any and all Encumbrances of any kind and, to the Knowledge of Centralink, there are no facts or circumstances that are likely to interfere with the quiet use and enjoyment by Grand, the Company and each Subsidiary of the Company of the Company Intellectual Property following consummation of the transactions contemplated hereby.

Except as set forth in Schedule , neither the Company nor any Subsidiary of the Company owes royalties or other payments to third parties in respect of Company Intellectual Property.  All royalties or other payments set forth in Schedule  that have shall have become payable prior to the Closing Date shall have been paid as of that date.  Neither the Company nor any Subsidiary of the Company will owe any such payments or any additional payments as a result of the consummation of the transactions contemplated hereby.

The Company or a Subsidiary of the Company has used its commercially reasonable efforts to regularly scan the Company Software Programs with suitable virus detection software.  To the Knowledge of Centralink, the Company Software Programs contain no “viruses.” For the purposes of this Agreement, “virus” means any computer code intentionally designed to disrupt, disable or harm in any manner the operation of any software or hardware.

The Company or a Subsidiary of the Company has taken all reasonable steps, in accordance with normal industry practice, to (i) preserve and maintain complete notes and records relating to Company Intellectual Property to cause the same to be readily understood, identified and available, and (ii) to protect the secrecy, confidentiality, and value of all trade secrets included in the Company Intellectual Property.  Neither the Company nor any Subsidiary of the Company (or, to the Knowledge of Centralink, any other Person) has taken any action or, to the Knowledge of Centralink, failed to take any action that directly or indirectly caused any of the Company-Owned Intellectual Property to enter the public domain or in any way adversely affect its value to Grand, the Company or any Subsidiary of the Company or their absolute ownership thereof.

Customers and Suppliers

.

Schedule  sets forth a list of the ten (10) most significant customers of the Company and the Subsidiaries of the Company, taken as a whole, in terms of combined revenues of the Company and the Subsidiaries of the Company during the twelve month period ended December 31, 2002, showing the approximate total revenues of the Company and the Subsidiaries of the Company from each customer during the period then ended.  Except to the extent set forth in Schedule , to the Knowledge of Centralink, none of the customers of the Company or of any Subsidiary of the Company listed in such Schedule has ceased, or intends to cease, to use the products, equipment, goods or services of the Company or any Subsidiary of the Company, or has substantially reduced or will substantially reduce, the use of such products, equipment, goods or services at any time.

Schedule 3.20  sets forth a list of the ten (10) most significant suppliers of raw materials, supplies, merchandise or other goods for the Company and the Subsidiaries of the Company taken as a whole in terms of purchases for the twelve month period ended December 31, 2002, showing the amount that the Company and the Subsidiaries of the Company paid to each such significant supplier during such period. Except to the extent set forth in Schedule 3.20(b), to the Knowledge of Centralink, none of such suppliers listed in such Schedule has ceased, or intends to cease, to sell raw materials, supplies, merchandise and other goods to the Company or any Subsidiary of the Company on substantially the same terms and conditions as those used in its current sales to the Company or any Subsidiary of the Company, subject only to general and customary price increases.

Bank Accounts; Powers of Attorney

.  Schedule  sets forth a true and complete list of: (i) the names and locations of all banks, trust companies, savings and loan associations and other financial institutions at which the Company and each Subsidiary of the Company maintains accounts of any nature and the location of all lockboxes and safe deposit boxes of the Company and each Subsidiary of the Company, (ii) the names of all Persons authorized to draw thereon or make withdrawals therefrom or have access thereto and (iii) the names of all Persons holding general or special powers of attorney from the Company or any Subsidiary of the Company.

Transactions with Affiliates

.

Except as set forth in Schedule , during the past two (2)  years no Affiliate of the Company, other than the Company and its Subsidiaries, has (i) had any interest in any property (whether real, personal, or mixed and whether tangible or intangible), used in or pertaining to the business of the Company or any Subsidiary of the Company, or (ii) owned of record or beneficially an equity interest, or any other financial or profit interest, in a Person that has (x) had business dealings or a material financial interest in any transaction with the Company or a Subsidiary of the Company or (y) engaged in competition with the Company or any Subsidiary of the Company.

Except as set forth in Schedule , no Affiliate of the Company, other than the Company and the Subsidiaries of the Company, is a party to any Contract with, or has any claim or right against, the Company or a Subsidiary of the Company.

All property (whether real, personal, or mixed and whether tangible or intangible) sold, transferred or otherwise disposed of at any time by or to the Company or any Subsidiary of the Company, the transferor or transferee being Centralink or an Affiliate of Centralink, was sold, transferred or otherwise disposed of at such value as was equivalent to the fair market value of such property at the time of the sale, transfer or disposal, such fair market value having been recorded in the Books and Records of the Company or relevant Subsidiary of the Company.

Brokers or Finders

.  None of Centralink, the Company or any Subsidiary of the Company, nor any of their respective Representatives, has incurred any Liability for brokerage or finders’ fees or agents’ commissions or other similar payment in connection with the negotiation, preparation, delivery or execution of this Agreement or the consummation of the Transaction, nor is there any basis, to the Knowledge of Centralink, for any such fee, commission or similar payment to be claimed by any Person.

Books and Records

.  The books and records of account, minute books, statutory registers, stock record books, and other records of the Company and each Subsidiary of the Company, all of which have been made available to Grand, are complete and correct in all material respects and have been maintained in accordance with sound business practices and applicable Law.  The minute books of the Company and each Subsidiary of the Company contain accurate and complete records of all meetings held of, and corporate action taken by, the shareholders and directors of the Company or any Subsidiary of the Company, and no meeting of any of such shareholders or directors has been held for which minutes have not been prepared and are not contained in such minute books.  At the Closing, all of those books, registers and records will be in the possession of the Company or a Subsidiary of the Company.

Privacy

.  The Company and each Subsidiary of the Company is, and has always been, in compliance with its then-current privacy policy, including those posted on the Company or any Subsidiary of the Company’s web site(s).  The Company and each Subsidiary of the Company has conducted its business and maintained its data at all times in accordance with the Personal Data (Privacy) Ordinance (Cap. 486 of the Laws of the HKSAR) and other applicable Laws including, but not limited to, those relating to the use of information collected from or about consumers.  The Company and each Subsidiary of the Company is, and has always been, in compliance with its customers’ privacy policies, when required to do so by Contract.

Accounts Receivable

.  Except to the extent of the amount of the reserve for doubtful accounts reflected in the Latest Company Balance Sheet or as set forth in Schedule , all Accounts Receivable of Centralink reflected therein and all Accounts Receivable that have arisen since the Latest Company Balance Sheet Date (except Accounts Receivable that have been collected since such date) are valid and enforceable claims, and constitute bona fide Accounts Receivable resulting from the sale of goods and services in the Ordinary Course of Business.  To the Knowledge of Centralink, the Accounts Receivable are subject to no valid defense, offsets, returns, allowances or credits of any kind, and are fully collectible within sixty (60) days from their due date, except to the extent of the amount of the reserve for doubtful accounts reflected in the Latest Company Balance Sheet.  Except for the Accounts Receivable or as set forth on Schedule , neither the Company nor any Subsidiary of the Company has made any loan or advance to any Person.

Inventory.

Except as set forth on Schedule 3.27, the Company and the Subsidiaries of the Company have good and marketable title to their respective Inventory free and clear of all Encumbrances. None of the Inventory reflected on the Latest Company Balance Sheet includes items that are required to be reserved against in accordance with GAAS. All such Inventory is in good and merchantable condition, is suitable and usable for the purposes for which it is intended and is in a condition such that it can be sold in the Ordinary Course of Business.  The Inventory of the Company and of each Subsidiary of the Company is valued on the Books and Records of the Company or of the relevant Subsidiary of the Company at the lower of cost or net realizable value.

Business Activity Restriction

.  Except as set forth in Schedule : (i) there is no non-competition or other similar Contract, Commitment or Order to which the Company or any Subsidiary of the Company or any of their respective Affiliates is a party or subject that has or could reasonably be expected to have the effect of prohibiting or impairing the conduct of the Business of the Company or any Subsidiary of the Company; (ii) neither the Company nor any Subsidiary of the Company has entered into any Contract under which the Company or any Subsidiary of the Company is restricted from selling, licensing or otherwise distributing any of its products to customers or potential customers or any class of customers, in any geographic area, during any period of time or in any segment of the market or line of business; and (iii) no Affiliate of the Company is a party to any Contract, which, by virtue of such Person’s relationship with the Company or any Subsidiary of the Company, restricts the Company or any Subsidiary of the Company from, directly or indirectly, engaging in the Business.

No Significant Items Excluded

.  The Company and each Subsidiary of the Company possesses all assets, properties, Contracts, Permits or other items that are of material importance to the ongoing operation of the Business by the Company and each Subsidiary of the Company in substantially the same manner in which the Business has been conducted by prior to the date of this Agreement.

Certain Business Practices

.  Neither the Company or any Subsidiary of the Company, nor any Affiliate or, to the Knowledge of Centralink, Representative (in their capacities as such) of any of them has: (i) made or provided any unlawful contributions, gifts, entertainment or other unlawful benefits relating to political activity; (ii) made any unlawful payment to any foreign or domestic government official or employee or to any foreign or domestic political party or campaign or violated any provision of the Foreign Corrupt Practices Act of 1977, as amended; or (iii) made any other payment in violation of applicable Laws.

Export Control and Related Matters

.

The Company and each Subsidiary of the Company is in compliance in all material respects with all applicable Laws regulating the importation and exportation of goods, services, technology and information.

Neither the Company nor any Subsidiary of the Company has participated directly or indirectly in any boycotts or other similar practices in violation of the Anti-Boycott Regulations of the United States Department of Commerce or Section 999 of the Code.

Neither the Company nor any Subsidiary of the Company has applied for or received any grant or other financial assistance from any Governmental Entity.

Disclosure

. No representation or warranty by Centralink in this Agreement and no statement contained in any document or other writing furnished or to be furnished to Grand or its Representatives pursuant to the provisions hereof contains or will contain any untrue statement of fact or omits or will omit to state any fact necessary in order to make the statements made herein or therein not misleading.  All copies of Contracts and all other documents delivered to Grand or its Representatives pursuant hereto are true, complete and accurate.  There has been no event or transaction (other than the transactions contemplated hereby and the matters related thereto) which has occurred, nor are there facts and circumstances (other than events, facts and circumstances relating to economic conditions of general public knowledge) which could reasonably be expected to result in a Material Adverse Effect with respect to the Company or any Subsidiary of the Company or which could reasonably be expected to prevent or impair the ability of the Company or any Subsidiary of the Company, after the Closing, to carry on the Business in the same manner as it is presently being conducted.

REPRESENTATIONS AND WARRANTIES REGARDING CENTRALINK

Centralink hereby represents and warrants to Grand as follows:

Organization and Authority

.  Centralink is a corporation duly incorporated and validly existing under the Laws of the British Virgin Islands and has all requisite corporate power and authority to conduct its business in the manner in which it is presently being conducted and to own, operate and lease its property.  Centralink is duly qualified or licensed to do business and, if and as applicable, is in good standing, in each jurisdiction in which the property owned, leased or operated by it or the nature of the business conducted by it makes such qualification or licensing necessary, except where the failure to be so qualified and licensed or to have such power and authority would not prevent the consummation of the Transaction by Centralink. True and complete copies of the Organizational Documents, as amended to date, of Centralink have previously been delivered or made available to Grand.  Centralink is not in violation of any of the provisions of its Organizational Documents.

Winding-up, etc

.  No order has been made, petition presented or resolution passed for the winding up of Centralink and no meeting has been convened for the purpose of winding up Centralink. Centralink has not been party to any transaction which could be avoided in a voluntary winding up. No steps have been taken for the appointment of a receiver of all or any part of the assets of Centralink. Centralink has not made or proposed any arrangement or composition with its creditors or any class of its creditors. Centralink is not insolvent or unable to pay its debts as the same fall due.

Due Authorization; Enforceability

.  The execution, delivery and performance of this Agreement and the Transaction Documents and the consummation of the Transaction by Centralink have been duly authorized by all necessary or appropriate corporate action and no other corporate proceedings are necessary to authorize this Agreement or the Transaction Documents or to consummate the Transaction.  This Agreement and the other Transaction Documents have been or will be duly executed and delivered by Centralink and, assuming the due authorization, execution and delivery by the other parties hereto or thereto, each of this Agreement and the Transaction Documents constitutes a legal, valid and binding obligation of Centralink, enforceable against Centralink in accordance with its terms, subject to the effect of any applicable bankruptcy, moratorium, insolvency, reorganization or other similar Law affecting the enforceability of creditors’ rights generally and to the effect of general principles of equity which may limit the availability of remedies, whether in a proceeding at law or in equity (the “Bankruptcy Exception”).

No Violation; No Consents

.  Except as set forth on Schedule , neither the execution, delivery or performance of this Agreement or the other Transaction Documents by Centralink, nor the consummation by Centralink of the Transaction, will, directly or indirectly, with or without the giving of notice or lapse of time or both: (i) violate, conflict with or result in any breach of any provision of the Organizational Documents of Centralink; (ii) require any Permit of any Governmental Entity or violate, conflict with or constitute a default (with or without notice or lapse of time, or both) under any of the terms or requirements of any Permit that is held by Centralink; (iii) result in any breach of or constitute a default (or an event which with the giving of notice or lapse of time or both could reasonably be expected to become a default) under, or give to others any right of termination, amendment, acceleration or cancellation of, or result in the creation of an Encumbrance on any property or asset of Centralink pursuant to, any Contract; or (iv) violate, conflict with or result in any breach of any Law applicable to Centralink.  Except for filings and Permits as may be required under the HSR Act and as set forth in Schedule , the execution, delivery or performance of this Agreement and the other Transaction Documents by Centralink do not, and the consummation of the Transaction will not, require any notice, report or other filing with any Governmental Entity, domestic or foreign, or require any waiver, consent, approval or authorization of any Person or any Governmental Entity, domestic or foreign.

Litigation

.  Except as set forth in Schedule , there is no Action pending or, to the Knowledge of Centralink, threatened against Centralink or any of its Affiliates  that could reasonably be expected to result, individually or in the aggregate, in a Material Adverse Effect with respect to the Company or materially interfere with Centralink’s ability to consummate the Transaction and, to the Knowledge of Centralink, there are no existing facts or circumstances that could reasonably be expected to result in such an Action.  Neither Centralink nor any of its Affiliates is subject to any outstanding Order that could reasonably be expected to interfere with Centralink’s ability to consummate the Transaction.

Share Ownership

.  Centralink is the record and beneficial owner of all of the Company Shares free and clear of any Encumbrance.  Except as set forth in Schedule , none of the Company Shares are the subject of any voting trust Contract or other Contract relating to the voting thereof or restricting in any way the sale or transfer thereof except for this Agreement, including any option relating thereto.  Centralink has full right and authority to transfer or cause to be transferred the Company Shares pursuant to the terms of this Agreement.  The exchange, transfer and delivery of the Company Shares to Grand HK pursuant to Article II hereof will vest in Grand HK all right, title and interest in and to the Company Shares, free and clear of all Encumbrances (other than any Encumbrances created or suffered by Grand HK).

Access to Information.  During the course of the negotiation of this Agreement, Centralink and its Representatives have had the opportunity to ask questions of and receive answers from Grand, and has had access to or has received all written documentation and other information deemed necessary by it for the purpose of evaluating Grand and the Transaction.  In entering into this Agreement and in acquiring the Centralink ADRs, Centralink has relied solely upon its own investigation and analysis (and that of its representatives), its own knowledge of the industry in which Grand and each Subsidiary of Grand conduct their respective business operations, and the express representations and warranties of Grand set forth in this Agreement.

No Trade or Business in the United States.  Centralink is not engaged in a trade or business within the United States within the meaning of Section 882(a) of the Code.

REPRESENTATIONS AND WARRANTIES REGARDING GRAND

Grand hereby represents and warrants to Centralink as follows:

Organization and Good Standing

.  Each of Grand US and Grand HK is a corporation duly incorporated, validly existing and, as applicable, in good standing under the laws of the State of Nevada (in the case of Grand US) and the HKSAR (in the case of Grand HK) and has all requisite corporate power and authority to conduct its business in the manner in which it is presently being conducted, except where the failure to be so organized, existing and in good standing or to have such power or authority would not prevent the consummation of the Transaction by Grand US or Grand HK.  True and complete copies of the Organizational Documents, as amended to date, of Grand US and Grand HK have previously been delivered or made available to Centralink.  Neither Grand US nor Grand HK is in violation of any of the provisions of its Organizational Documents. True and complete copies of the Organizational Documents, as amended to date, of Grand US and Grand HK have previously been delivered or made available to Centralink.  Neither Grand US nor Grand HK is in violation of any of the provisions of its Organizational Documents.

Due Authorization; Enforceability

.  Grand has, and F4A Acquisition will have as of the Closing Date, all requisite corporate power and authority to execute, deliver and perform this Agreement and the Transaction Documents and to consummate the Transaction.  The execution delivery and performance of this Agreement and the Transaction Documents and the consummation by Grand and F4A Acquisition of the Transaction have been duly authorized by their respective Boards of Directors and, except for any required approval of the Transaction by the shareholders of Grand and F4A Acquisition, no other corporate proceedings are necessary to authorize the execution, delivery and performance of this Agreement or the consummation of the Transaction.  Subject to such shareholder approval, and assuming the due authorization, execution and delivery of all Transaction Documents by the other Parties thereto, this Agreement and those Transaction Documents executed or delivered on or prior to the date of this Agreement constitute, and the remaining Transaction Documents required to be executed prior to or at Closing when executed will constitute, the valid and legally binding obligations of Grand and F4A Acquisition, enforceable against Grand and F4A Acquisition in accordance with their terms except as such enforceability may be limited by the Bankruptcy Exception.

Subsidiaries.

Each Subsidiary of Grand, other than Grand HK is a corporation duly incorporated or organized and validly existing under the Laws of Canada (in the case of Grand Toys Ltd.), the HKSAR (in the case of Grand Toys (HK) Limited) and Delaware (in the cases of Grand Toys (U.S.) Inc. and Ark Creations, Inc.) and has all corporate, partnership or other similar powers required to carry on its business as now conducted.  Each such Subsidiary of Grand is duly qualified to do business as a foreign corporation or other foreign legal entity in each jurisdiction where such qualification is necessary.  Except for the foregoing Subsidiaries and Grand HK, each of which is wholly-owned, directly or indirectly by Grand, Grand does not have any Subsidiaries.

All of the outstanding issued shares in the capital of, or other voting securities or ownership interests in, each Subsidiary of Grand, are beneficially owned by Grand, directly or indirectly, free and clear of any Encumbrance and free of any other limitation or restriction (including any restriction on the right to vote, sell or otherwise dispose of such issued shares or other voting securities or ownership interests).  None of the shares of any Subsidiary of Grand were issued in violation of relevant Laws.  There are no bonds, debentures, notes or other indebtedness of any Subsidiary of Grand having the right to vote (or convertible into, or exchangeable for, shares or other securities having the right to vote) on any matters on which any shareholders of any Subsidiary of Grand may vote.  There are no securities, options, warrants, calls, rights or other Commitments, including stock appreciation rights, “phantom” stock or similar plans or rights, obligating Grand or any Subsidiary of Grand to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares or other securities or assets of any Subsidiary of Grand or obligating Grand or any Subsidiary of Grand to issue, grant, extend or enter into any such security, option, warrant, call, right or Commitment, including any securities pursuant to which rights to acquire shares become exercisable only after a change of control of any Subsidiary of Grand upon the acquisition of a specified amount of the share capital or voting power of Grand.  There are no Commitments (i) of Grand or any Subsidiary of Grand to repurchase, redeem or otherwise acquire any shares of any Subsidiary of Grand, or (ii) requiring Grand or any Subsidiary of Grand to vote or to dispose of any shares of any Subsidiary of Grand.  Neither Grand nor any Subsidiary of Grand is subject to any obligation or requirement to provide funds for or to make any investment (in the form of a loan, capital contribution or otherwise) to or in any Person.  Grand has previously delivered or made available to Grand true and complete copies of the organizational documents or comparable governing instruments (including all amendments to each of the foregoing), of each Subsidiary of Grand and each investment in any other Person owned by Grand or any Subsidiary of Grand as in effect on the date hereof.

Winding-up, etc

.  Except for Grand’s intention to liquidate Ark Creations, Inc. as set forth in Schedule , no order has been made, petition presented or resolution passed for the winding up of Grand or any Subsidiary of Grand and no meeting has been convened for the purpose of winding up Grand or any Subsidiary of Grand.  Neither Grand nor any Subsidiary of Grand has been party to any transaction that could be avoided in a voluntary winding up.  To the Knowledge of Grand, no steps have been taken for the appointment of a receiver of all or any part of the assets of Grand or any Subsidiary of Grand. Except as set forth in Schedule , neither Grand nor any Subsidiary of Grand has made or proposed any arrangement or composition with its creditors or any class of its creditors.  Neither Grand nor any Subsidiary of Grand is insolvent or unable to pay its debts as the same fall due.

No Violation; Consents

.  Except for such filings and Permits as may be required under the HSR Act and otherwise as set forth in Schedule , neither the execution, delivery or performance of this Agreement or the other Transaction Documents by Grand US or Grand HK, nor the consummation by Grand US or Grand HK of the Transaction, will directly or indirectly, with or without the giving of notice or lapse of time or both: (i) violate, conflict with or result in any breach of any provision of the Organizational Documents of Grand or any Subsidiary of Grand; (ii) require any Permit of any Governmental Entity or violate, conflict with or constitute a default (with or without notice or lapse of time, or both) under any of the terms or requirements of any Permit that is held by Grand or any Subsidiary of Grand; (iii) require any Consent of any Person or result in any breach of or constitute a default (or an event which with the giving of notice or lapse of time or both could reasonably be expected to become a default) under, or give to others any right of termination, amendment, acceleration or cancellation of, or result in the creation of an Encumbrance on any property or asset of Grand or any Subsidiary of Grand pursuant to, any Contract or other Commitment; or (iv)  violate, conflict with or result in any breach of any Law applicable to Grand or any Subsidiary of Grand.

Capitalization; Title to Shares and Structure.

The authorized capital stock of Grand US consists of 12,500,000 shares of common stock, par value US$.001 per share, and 5,000,000 shares of preferred stock, par value US$.001 per share, of which 2,835,244 shares of common stock and no shares of preferred stock are issued and outstanding as of the date of this Agreement (the “Outstanding Grand Shares”) and no shares of common stock or preferred stock are held in treasury.  All of the Outstanding Grand Shares have been duly authorized, validly issued, fully paid and nonassessable, free of preemptive rights and, except as stated in Section , any other third party rights, are in certificated form and have been offered, sold and issued by Grand US in compliance with applicable securities and corporate Laws, Contracts applicable to Grand US and Grand US’s Organizational Documents and in compliance with any preemptive rights, rights of first refusal or similar rights.  The rights and privileges of the Grand Common Stock and the Grand Preferred Stock are set forth in Grand US’s Organizational Documents.

As of the date of this Agreement, options with respect to 216,935 shares of Grand Common Stock are outstanding.  Schedule  lists the name and address of each holder of an outstanding option and whether such holder is an employee of Grand US and, with respect to each option held, the date of grant of such option, the number of shares of Grand Common Stock subject to such option, the exercise price of such option, the vesting schedule (and any provisions for acceleration or deferral of vesting) for such option, the extent vested as of the date of this Agreement, the extent to which exercisability of such option will or may be accelerated by the Transaction and whether such option is an “incentive stock option.”

As of the date of this Agreement, warrants with respect to 3,157,143 shares of Grand Common Stock are outstanding.  Schedule  lists the name and address of each holder of an outstanding warrant, the number of shares of Grand Common Stock subject to such warrant, the exercise price of such warrant, the expiration date of such warrant and any effect, if any, of the Transaction on such warrant.

All outstanding options and warrants have been offered, sold and delivered in compliance with applicable securities and corporate Laws, Contracts applicable to Grand US and Grand US’s Organizational Documents.  All shares of Grand Common Stock issuable upon exercise of the options and warrants will, if and when issued, be duly authorized, validly issued, fully paid and, except as may be provided by applicable Law, nonassessable.

Except for the options and warrants listed on Schedules  and  and Grand Preferred Stock, there is no option, warrant, call, subscription, convertible security, right (including preemptive right) or Contract of any character to which Grand US is a party or by which it is bound obligating Grand US to issue, exchange, transfer, sell, repurchase, redeem or otherwise acquire any capital stock of Grand US or obligating Grand US to grant, extend, accelerate the vesting of or enter into any such option, warrant, call, subscription, convertible security, right or Contract.  There are no outstanding or authorized stock appreciation, phantom stock or similar rights with respect to Grand US.  Except as set forth on Schedule  or as contemplated by the Transaction, there are no registration rights Contracts, no voting trust, proxy or other Contract and no restrictions on transfer with respect to any capital stock of Grand US imposed by or binding upon Grand US or, to the Knowledge of Grand, imposed by or binding upon any other Person.

Subject to required shareholder approval, all of the Centralink ADRs to be issued to Centralink pursuant to this Agreement will have been duly authorized as of the Closing Date and, upon consummation of the Transaction, will be validly issued, fully paid and, except as provided by applicable Law, non-assessable, will not have been issued in violation of any preemptive rights and will be free from Encumbrances, other than Encumbrances imposed by Centralink.

Securities Law Filings, Etc

.  Grand has previously furnished to Centralink copies of (i) Grand US’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, (ii) Grand US’s Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2003, June 30, 2003 and, in draft form, September 30, 2003, and (iii) Grand US’s Current Report on Form 8-K filed with the SEC on May 15, 2003, in each case as amended (the “SEC Reports”).  The SEC Reports, when amended in accordance with the SEC comment letters dated September 12, 2003 will comply, in all material respects with the provisions of the Securities Exchange Act, and in each case the rules and regulations promulgated thereunder and were true, complete and correct in all material respects.

Financial Statements; Liabilities

.

The audited consolidated financial statements and unaudited consolidated interim financial statements of Grand US and its subsidiaries (including the notes thereto) included in the SEC Reports have been prepared in conformity with US GAAP applied on a consistent basis throughout the periods covered thereby (except, in the case of quarterly financial statements, as permitted by Form 10-QSB under the Securities Exchange Act), fairly present the financial position of Grand US at the dates thereof and the results of operations of Grand US for the periods covered thereby (except that the interim financial statements do not contain the notes normally required by US GAAP and subject, in the case of any interim financial statements, to normal year end adjustments), and are consistent with the books and records of Grand US (which books and records are materially correct and complete).

 Except as and to the extent reflected in the balance sheet contained in its draft SEC Report on Form 10-Q for the three-month period ended September 30, 2003 (the “Latest Grand Balance Sheet”), neither Grand US nor any Subsidiary of the Company had, as of September 30, 2003 (the “Latest Grand Balance Sheet Date”), any Liabilities, other than obligations of continued performance under Contracts and other Commitments entered into in the Ordinary Course of its Business.  Except as described in Schedule , neither Grand US nor any Subsidiary of Grand US has incurred any Liabilities since the Latest Grand Balance Sheet Date, except Liabilities that have arisen after the date of the Latest Grand Balance Sheet in the Ordinary Course of its Business, none of which is a Liability for breach of Contract, breach of warranty, tort, infringement, Litigation or violation of any Governmental Order, Permit or Law.

Absence of Certain Changes

.  Except as set forth in Schedule , since the Latest Grand Balance Sheet Date, each of Grand and each Subsidiary of Grand has conducted its activities and operations in all material respects only in the Ordinary Course of its Business and, since such date, there has not been:

any Material Adverse Effect with respect to Grand or any Subsidiary of Grand;

any event that could reasonably be expected to prevent or materially delay the performance of Grand’s obligations pursuant to this Agreement and the consummation of the Transaction by Grand;

any material change by Grand or any Subsidiary of Grand in its accounting methods, principles or practices;

any declaration, setting aside or payment of any dividend or distribution in respect of Grand Stock or the shares of any Subsidiary of Grand or any redemption, purchase or other acquisition of any shares or other  securities of Grand or any Subsidiary of Grand;

except for changes in the Ordinary Course of the Business of Grand and the Subsidiaries of Grand that affect only non-management employees of Grand or any Subsidiary of Grand, any increase in the compensation or benefits or establishment of any bonus, insurance, severance, deferred compensation, pension, retirement, profit sharing, share  option (including the granting of share  options, share  appreciation rights, performance awards or restricted share  awards), share  purchase or other employee benefit plan, or any other increase in the compensation payable or to become payable to any employees, officers, consultants or directors of Grand or any Subsidiary of Grand;

any issuance or sale by Grand or any Subsidiary of Grand of any shares, stock, notes, bonds or other securities, or the entry by Grand or any Subsidiary of Grand into any Contract with respect thereto;

any amendment to the Organizational Documents of Grand or any Subsidiary of Grand;

other than in the Ordinary Course of Business of Grand and any Subsidiary of Grand, any (A) purchase, sale, assignment or transfer of any assets of Grand or any Subsidiary of Grand, or (B) waiver of any rights of value or cancellation or any debts or claims by Grand or any Subsidiary of Grand;

any incurrence by Grand or any Subsidiary of Grand of any Liability, except for current Liabilities incurred in the Ordinary Course of the Business of Grand and its Subsidiaries;

any incurrence by Grand or any Subsidiary of Grand of any Damage, destruction or similar loss, whether or not covered by insurance, affecting the Business or properties of Grand or any Subsidiary of Grand;

any entry by Grand or any Subsidiary of Grand into any transaction other than in the Ordinary Course of Business of Grand and its Subsidiaries;

any purchase by Grand or any Subsidiary of Grand of Inventory other than in the Ordinary Course of Business of Grand and its Subsidiaries or any material change in the nature, level and condition of Inventory;

any write-downs or write-ups (or failures to write down or write up in accordance with US GAAP) of the value of any Inventory other than in the Ordinary Course of Business and in accordance with US GAAP;

any failure to maintain the assets of Grand or any Subsidiary of Grand in accordance with good business practice and in good operating condition and repair, reasonable wear and tear excepted;

any significant personnel changes or employee turnover;

any adverse change in the relations between Grand or any Subsidiary of Grand and any of their respective customers, clients and suppliers that is, or could reasonably be expected to become, a Material Adverse Effect;

any discharge or satisfaction of any Encumbrance, or payment of any material Liabilities, other than in the Ordinary Course of Business, or any failure to pay or discharge when due any Liabilities, the failure to pay or discharge which has caused or will cause any actual damage or risk of loss to Grand or any Subsidiary of Grand; or

the entry by Grand or any Subsidiary of Grand in any Contract under which it is or will be obligated to do any of the foregoing.

Litigation

.  Except as set forth in Schedule , there is no Action or claim pending or, to the Knowledge of Grand, threatened against Grand or any Subsidiary of Grand that could reasonably be expected to result, individually or in the aggregate, in a Material Adverse Effect or materially interfere with Grand’s ability to consummate the Transactions and, to the Knowledge of Grand, there are no existing facts or circumstances that could reasonably be expected to result in such an Action.  To the Knowledge of Grand, there are no facts or circumstances which could reasonably be expected to result in the denial of insurance coverage under policies issued to Grand or any Subsidiary of Grand in respect of any Action, except in any case as could not reasonably be expected to result, individually or in the aggregate, in a Material Adverse Effect with respect to Grand or any Subsidiary of Grand.  There is no Action or claim pending or, to the Knowledge of Grand, threatened alleging any right of indemnification of the part of any director or officer of Grand or any Subsidiary of Grand, or any Affiliate of any such Person, as against Grand or any Subsidiary of Grand.  Neither Grand nor any Subsidiary of Grand is subject to any outstanding Order that could reasonably be expected to result, individually or in the aggregate, in a Material Adverse Effect or materially interfere with Grand’s ability to consummate the Transaction.

Compliance with Laws

. Schedule  contains a complete and accurate list of all Permits that are held by Grand or any Subsidiary of Grand or that otherwise relate to the Business or to any of the assets owned or used by Grand or any Subsidiary of Grand.  The Permits listed in Schedule  constitute all of the Permits necessary to permit Grand or any Subsidiary of Grand lawfully to conduct and operate the Business in the manner in which it currently conducts and operates the Business and to permit Grand or any Subsidiary of Grand to own and use its assets in the manner in which it currently owns and uses such assets.  Except as set forth in Schedule , Grand and each Subsidiary of Grand is in full compliance with all of the terms and requirements of each Permit identified or required to be identified in Schedule .  Except as set forth in Schedule , each of Grand and each Subsidiary of Grand is, and has been, in full compliance with all Laws applicable to it or to the conduct or operation of the Business or the ownership or use of any of their respective assets.  Except as set forth in Schedule , no investigation or review by any Governmental Entity with respect to Grand or any Subsidiary of Grand is pending or, to the Knowledge of Grand, threatened, nor has any Governmental Entity indicated an intention to conduct any such investigation or review.  Except as set forth in Schedule , neither Grand nor any Subsidiary of Grand is in conflict in any respect with or in default or violation of any Order or Law, in either case affecting or relating to Grand or any Subsidiary of Grand.

Environmental Matters

.  No environmental reports relating to Grand or any Subsidiary of Grand or their respective properties or assets have been prepared by Grand.  Except as set forth in Schedule ,

Grand and each Subsidiary of Grand is in compliance with all applicable Environmental Laws and all Environmental Permits;

there has been no past noncompliance of Grand or any Subsidiary of Grand with Environmental Laws or Environmental Permits;

neither Grand nor any Subsidiary of Grand has released a Hazardous Material at, or transported a Hazardous Material to or from, any real property currently or formerly owned, leased or occupied by Grand or any Subsidiary of Grand in amounts that violate, or would require remediation under, any applicable Environmental Law;

to the Knowledge of Grand, no Person has released Hazardous Material at, or transported a Hazardous Material to or from, any real property currently or formerly owned, leased or occupied by Grand or any Subsidiary of Grand in amounts that, to the Knowledge of Grand, violate, or would require remediation under, any Environmental Law;

neither Grand nor any Subsidiary of Grand has received any notice, demand, suit or information request pursuant to any Environmental Law, including but not limited to CERCLA;

none of the Properties, former properties or any property to which Grand or any Subsidiary of Grand has sent waste is listed on any regulatory list of contaminated properties, including but not limited to the National Priorities List promulgated pursuant to CERCLA, CERCLIS or any United States or foreign national, state, provincial or local counterpart; and

no environmental approvals, clearances or consents are required under applicable Law from any Governmental Entity in order for the Parties to consummate the transactions contemplated herein or for Grand or any Subsidiary of Grand to continue the Business after the Closing Date.

Tax Matters

.

Except as set forth in Schedule 5.13 hereto:

Grand US and each of its Subsidiaries has (i) timely filed (or has had timely filed on its behalf), or timely filed extensions for all Tax Returns required to be filed or sent by it in respect of any Taxes or required to be filed or sent by it by any Governmental Entity, all which were correct and complete in all material respects; (ii) timely and properly paid (or has had paid on its behalf) all Taxes shown to be due and payable on such Returns; (iii) established on the Latest Grand Balance Sheet, in accordance with US GAAP and consistent with past practices, reserves that are adequate for the payment of any Taxes not yet due and payable; and (iv) complied with all Laws relating to the withholding of Taxes and the payment thereof (including withholding of Taxes under Sections 1441 and 1442 of the Code) and timely and properly withheld from individual employee wages and paid over to the proper Governmental Entity all amounts required to be so withheld and paid over under applicable Law.

Grand US has made available to Centralink complete and correct copies of (i) all income and franchise Tax Returns filed by Grand US and each Subsidiary of Grand US for the most recent three taxable years and (ii) all Tax examination reports and statements of deficiencies assessed with respect to Grand US and each Subsidiary of Grand US for the last five taxable years.

All Taxes of Grand US and any Subsidiaries of Grand US that will be due and payable for any period ending on, and including or ending prior to the Closing Date, will have been paid by or on behalf of Grand US or will be reflected, in a manner consistent with past practice, on Grand US’s books as an accrued Tax liability, either current or deferred.

There are no Encumbrances for Taxes upon any assets of Grand US or any Subsidiaries of Grand US, except Encumbrances for Taxes not yet due.

No deficiency for any Taxes has been proposed, asserted or assessed against Grand US or any of its Subsidiaries that has not been resolved and paid in full, except where any failure to do so would not have a Material Adverse Effect.  No waiver, extension or comparable consent given by Grand US or any Subsidiary of Grand US regarding the application of the statute of limitations with respect to any material Taxes is outstanding, nor is any request for any such waiver or consent pending.  There has been no Tax audit or other administrative proceeding or court proceeding with regard to any Taxes or Returns for any Tax year subsequent to the year ended 1999, nor, to the Knowledge of Grand US, is any such Tax audit or other proceeding pending, nor has there been any written notice to Grand US or any Subsidiary of Grand US by any Governmental Entity of an intention to commence any such Tax audit or other proceeding.  To the Knowledge of Grand US, no claim has ever been made by a Governmental Entity in a jurisdiction where neither Grand US nor any Subsidiary of Grand US files any Tax Return that Grand US or any Subsidiary of Grand US is or may be subject to taxation.

The consummation of the Transaction will not require Grand US or any Subsidiary of Grand US to make any payments that are treated as “excess parachute payments” under Section 280G of the Code.

Neither Grand US nor any Subsidiary of Grand US has requested an extension of time within which to file any Return, which Return has not since been filed.

No property of Grand US or any United States Subsidiary of Grand US is (i) tax-exempt use property within the meaning of Section 168(h) of the Code, (ii) directly or indirectly secures any debt the interest on which is exempt under Section 103(a) of the Code, or (iii) is property that Grand US or any Subsidiary of Grand US is or will be required to treat as being owned by another Person under the provisions of Section 168(f)(8) of the Code (as in effect prior to amendment by the Tax Reform Act of 1986).

Neither Grand US nor any Subsidiary of Grand US is required to include in income any adjustment under Section 481(a) of the Code by reason of a voluntary change in accounting method initiated by Grand US or any Subsidiary of Grand US as a result of the Tax Reform Act of 1986 and, to the Knowledge of Grand US, the IRS has not proposed any such adjustment or change in accounting method.

Neither Grand US nor any Subsidiary of Grand US is a party to any Tax allocation or Tax sharing Contract that will require any payments to be made by them on or after the Closing Date.

Grand US and each Subsidiary of Grand US are, and at all times have been, corporations or associations treated as corporations for United States federal income Tax purposes.

Neither Grand US nor any Subsidiary of Grand US has been a United States real property holding corporation within the meaning in Section 897(c)(2) of the Code during the applicable period specified in Section 897(c)(1)(A)(ii) of the Code.

At no time since December 31, 2000 has Grand US or any Subsidiary of Grand US engaged in any transaction intended to be  governed by either of Sections 355 or 361 of the Code.

There is no plan or intention of the part of Grand US or Grand US HK to substantially dispose of or discontinue HKTC or its trade or business.

Grand US will comply with the reporting requirements of Section 1.367(a)-3(c)(6) of the Code.

Employee Benefit Matters

.

Schedule  lists each Benefit Plan maintained, sponsored or contributed to or required to be contributed to by Grand and the Subsidiaries of Grand for the benefit of their respective employees.  With respect to each such Benefit Plan, Grand has delivered or made available to Centralink a true, complete and correct copy of (i) such Benefit Plan (or, if not written, a written summary of its material terms) and the most recent summary plan description, if any, related to such Benefit Plan, (ii) each trust Contract or other funding arrangement, if any, relating to such Benefit Plan, and (iii) the most recent actuarial report or financial statement, if any, relating to such Benefit Plan.  Neither Grand nor any Subsidiary of Grand nor, to the Knowledge of Grand, any other Person has any express or implied commitment, whether legally enforceable or not, to modify, change or terminate any such Benefit Plan, other than with respect to a modification, change or termination required by any Law.

Each such Benefit Plan has been administered in all material respects in accordance with its terms and all applicable Laws, and all contributions required to be made under the terms of any of the Benefit Plans as of the Latest Grand Balance Sheet Date have been timely made or, if not yet due, have been properly reflected on the Latest Grand Balance Sheet.  With respect to the Benefit Plans, no event has occurred and, to the Knowledge of Grand, there exists no condition or set of circumstances in connection with which Grand or any Subsidiary of Grand could be subject to any Liability (other than for routine benefit liabilities) under the terms of, or with respect to, such Benefit Plans or any applicable Law.

Each such Benefit Plan not required by Law to be maintained can be amended, terminated or otherwise discontinued after the Closing Date in accordance with its terms, without material Liability (other than (A) Liability for ordinary administrative expenses typically incurred in a termination event or (B) Liability for the accrued benefits as of the date of such termination to the extent that either there are sufficient assets set aside in a trust or insurance Contract to satisfy such Liability or such Liability is reflected on the Latest Grand Balance Sheet.  No suit, administrative proceeding, action or other litigation has been brought, or to the Knowledge of Grand is threatened, against or with respect to any such Benefit Plan, including any audit or inquiry by any Governmental Entity.

No such Benefit Plan provides any of the following retiree or post-employment benefits to any Person: medical, disability or life insurance benefits.

Labor and Employment Matters

.

Schedule  contains a true and correct list of all directors, full-time employees (listed by job classification), and consultants of Grand and each Subsidiary of Grand as of the date hereof and a description of the rate and nature of all compensation payable by Grand or any Subsidiary to each such Person.  Schedule  also contains a list of any Contracts (whether oral or written) with any such Person and a description of all existing severance, accrued vacation obligations or retiree benefits of any current or former director, officer, employee or consultant of Grand or any Subsidiary of Grand.  Except as set forth in Schedule , the employment or consulting arrangement of all such Persons is terminable at will.

Except as set forth in Schedule :

neither Grand nor any Subsidiary of Grand is a party to any Contract with any trade union, labor organization or other representative of its employees;

there is no unfair labor practice charge or complaint pending or, to the Knowledge of Grand, threatened against Grand or any Subsidiary of Grand;

neither Grand nor any Subsidiary of Grand has experienced any labor strike, slowdown, work stoppage or similar labor controversy within the past three (3) years;

no labor union representation question has been raised respecting the employees of Grand or any Subsidiary of Grand working within the past three (3) years, nor are there any campaigns being conducted to solicit authorization from employees of Grand or any Subsidiary of Grand to be represented by any labor organization;

no claim before any Governmental Authority brought by or on behalf of any employee, prospective employee, former employee, retiree, labor organization or other representative of the employees of Grand or any Subsidiary of Grand, is pending or, to the Knowledge of Grand, threatened against Grand or any Subsidiary of Grand;

neither Grand nor any Subsidiary of Grand is a party to, or otherwise bound by, any Order relating to its employees or employment practices; and

Grand and each Subsidiary of Grand has paid in full to all of its employees all wages, salaries, commissions, bonuses, benefits and other compensation due and payable to such employees.

Except as set forth in Schedule , neither Grand nor any Subsidiary of Grand has made any written or, to the Knowledge of Grand, oral Contract with or promise to any employee, officer or consultant regarding continued employment by Grand or any Subsidiary of Grand after the Closing Date.

Product Defects; Product Warranties

.  Schedule  includes copies of the standard terms and conditions of sale used by Grand and the Subsidiaries of Grand containing applicable guaranty, warranty and indemnity provisions and describes any terms and conditions which materially deviate from standard terms.  Except as disclosed on Schedule : (i) each product manufactured, sold or delivered by Grand and any Subsidiary of Grand has been in conformity with all applicable contractual commitments and all express and implied warranties, conditions and other terms; and (ii) neither Grand nor any Subsidiary of Grand has any material Liability (and there is no pending or, to the Knowledge of Grand, threatened claim against Grand or any Subsidiary of Grand that could reasonably by expected to give rise to any material Liability) for replacement or repair thereof or other damages in connection therewith.  No product manufactured, sold or delivered by Grand or any Subsidiary of Grand is subject to any guaranty, warranty or other indemnity beyond the applicable standard terms, conditions of sale or as may be imposed by Law.

Real Property Owned or Leased; Title to Assets

.

Neither Grand nor any Subsidiary of Grand owns or has the right to acquire any real property.

The lease Contracts listed on Schedule  are all of the real property lease Contracts under which Grand or a Subsidiary of Grand is a tenant  (or subtenant) of any real property or interest therein (collectively, the “Grand Real Property Leases”).  No proceeding is pending or, to the Knowledge of Grand, threatened for the taking or condemnation of all or any portion of the property let under the Grand Real Property Leases.  There is no brokerage commission or finder’s fee due from Grand or a Subsidiary of Grand and unpaid with regard to any of the Grand Real Property Leases or which will become due any time in the future with regard to any Grand Real Property Leases.

Except as set forth on Schedule , to the Knowledge of Grand, there are no easements, rights of way or licenses which are not in full force and effect that are necessary for the operation of any of the parcels constituting the premises demised under the Grand Real Property Leases and all such easements, rights of way and licenses listed on Schedule  are in full force and effect.

Except as set forth on Schedule , the premises demised under the Grand Real Property Leases and any other properties and assets owned, leased or used by Grand or any Subsidiary of Grand in the operation of such premises demised under the Grand Real Property Leases, including the walls, ceilings and other structural elements of any improvements erected on any part of the properties demised under the Grand Real Property Leases and the building systems such as heating, plumbing, ventilation, air conditioning and electric, are adequate and sufficient for the current operations of Grand and the Subsidiaries of Grand, and such properties now being used by Grand and the Subsidiaries of Grand in their Business and operations, whether leased or owned, are in good working order, repair and operating condition and, to the Knowledge of Grand, are without any known structural defects.

Except as set forth on Schedule , Grand or a Subsidiary of Grand has good and marketable title to all tangible personal property shown as owned by Grand or a Subsidiary of Grand on their respective Books and Records, including all the properties and assets reflected on the Latest Grand Balance Sheet and all properties and assets purchased by and delivered to it since the Latest Grand Balance Sheet Date (except for properties and assets sold or disposed of since the Latest Grand Balance Sheet Date in the Ordinary Course of the Business of Grand and the Subsidiaries of Grand) free and clear of any Encumbrances of any kind (including,  to the Knowledge of Grand, any claim that the acquisition of such property by Grand or any Subsidiary of Grand constitutes a fraudulent conveyance).  The personal properties and assets owned or leased by Grand and each Subsidiary of Grand are adequate and sufficient for the current operations of Grand and such Subsidiary of Grand, respectively, and such properties now being used by Grand or such Subsidiary of Grand in its business and operations, whether leased or owned, are in good working order and have been maintained in accordance with generally accepted industry practices.  Grand or a Subsidiary of Grand has acquired the property listed on Schedule  directly from the manufacturer thereof or from the dealer of goods of that kind, in a transaction in the Ordinary Course of Business.

Grand or a Subsidiary of Grand has the right of ingress and egress, through a public road or street, to and from each of the properties demised under the Grand Real Property Leases.  No utility easement or right of way that services any portion of the properties demised under the Grand Real Property Leases may be terminated by the owner or mortgagee of any property through which any such easement or right of way runs.

Sufficiency and Condition of Assets

.

Except as set forth in Schedule 5.18(a), the properties, assets, buildings, plants, structures, equipment and rights owned, licensed or leased by Grand and each Subsidiary of Grand constitute all properties (whether real or personal or tangible or intangible), assets and rights necessary for Grand or such Subsidiary of Grand, as the case may be, to conduct its Business after the Closing as it is presently being conducted and as it will be conducted immediately before the Closing Date.

Except as set forth in Schedule , Grand or a Subsidiary of Grand has good and marketable title to, or a valid leasehold interest in, all of its personal property, free and clear of all Encumbrances, other than Permitted Encumbrances, and no Affiliate of Grand other than a Subsidiary of Grand has any interest in any of such properties, assets, buildings, plants, structures, equipment or rights.  The facilities and equipment owned or leased by Grand and each Subsidiary of Grand are in good operating condition and repair and, to the Knowledge of Grand, are free from any material defects, reasonable wear and tear excepted, are not unsafe or dangerous and are suitable for the uses for which they are being used and are performing the functions for which they were intended.

Material Grand Contracts

.

Schedule  lists each of the following Contracts, whether or not in written form, to which Grand or any Subsidiary of Grand is a party or subject or by which it is bound (the “Material Grand Contracts”):

any Contract with any of the customers and suppliers of Grand and the Subsidiaries of Grand listed in Schedules  and  or any other Contract with any other customer or supplier of Grand or any Subsidiary of Grand that contains non-standard payment terms;

any continuing Contract for management or consulting services, services of independent contractors, the purchase of materials, supplies, equipment or services involving in the case of any such Contract more than US$50,000 over the life of the Contract;

any distributor reseller, dealer, manufacturer’s representative, sales agency, advertising agency, finder’s, manufacturing or assembly Contract;

any Contract that expires more than one year after the date of this Agreement or any Contract that may be renewed at the option of any Person other than Grand or a Subsidiary of Grand so as to expire more than one year after the date of this Agreement;

any trust indenture, mortgage, promissory note, loan Contract or other Contract for the borrowing of money, any currency exchange, commodities or other hedging arrangement or any leasing transaction of the type required to be capitalized in accordance with US GAAP, in each case in excess of US$50,000;

any Contract for capital expenditures in excess of US$50,000 individually or, taken together with other such Contracts, in the aggregate;

any Contract for the sale of any capital asset;

any Contract containing exclusivity, noncompetition or nonsolicitation provisions or that would prohibit or restrict Grand or any Subsidiary from freely engaging in business anywhere in the world or prohibiting the solicitation of the employees or contractors of any other entity, or any Contract that may be terminable by the other party thereto as a result of Grand’s status as a competitor of any party to such Contract;

any Contract pursuant to which Grand or a Subsidiary of Grand is a lessor of any machinery, equipment, motor vehicles, office furniture, fixtures or other personal property, pursuant to which payments in excess of US$50,000 remain outstanding;

any Contract with an Affiliate of Grand other than Grand or any Subsidiary of Grand;

any Contract of guarantee, support, indemnification, assumption or endorsement of, or any similar Commitment with respect to, the Liabilities (whether accrued, absolute, contingent or otherwise) of any other Person, other than customary customer Contracts made in the Ordinary Course of Business;

any employment Contract, arrangement or policy (including any collective bargaining Contract or trade union Contract) which may not be immediately terminated without financial notifications or penalty;

any Contract providing for or concerning a strategic alliance, joint venture or partnership with any other Person;

any Contract under which a license, sublicense, consent or permission of any kind has been granted by or to any other Person for the use of Company Intellectual Property;

any Contract providing for the development of any products, software or Intellectual Property or the delivery of any services by, for or with any other Person; or

any Contract which is otherwise material and is not described in any of the categories specified in this Section .

Except as set forth in Schedule : (i) all Contracts to which Grand or any Subsidiary of Grand is a party were entered into in the Ordinary Course of Business, (ii) each Contract is in full force and effect and is legal, valid, binding and enforceable against Grand or a Subsidiary of Grand in accordance with its terms; (iii) Grand and each Subsidiary of Grand has performed the obligations required to be performed by it to date and is not (with or without the giving of notice or the lapse of time or both) in breach or default or alleged to be in breach or default under any Material Contract and, to the Knowledge of Grand, the other parties thereto have complied in all material respects therewith and are not in breach or default thereof; and (iv) no event has occurred or circumstance exists that (with or without the giving of notice or lapse of time or both) may contravene, conflict with or result in a violation or breach of or give any to any Person other than Grand or any Subsidiary of Grand, or, to the Knowledge of Grand, give to Grand, or any Subsidiary of Grand, the right to declare a default or exercise any remedy under or to accelerate the maturity of, or to cancel, terminate or modify, any Material Contract.  There are no renegotiations of, attempts or requests to renegotiate or outstanding rights to renegotiate any Material Grand Contracts with any Person.

Grand has previously delivered to Centralink true and complete copies of all Material Grand Contracts that have been reduced to writing and true and correct summaries of any Material Grand Contracts that have not been reduced to writing.  Except as set forth in Schedule , (A) there are no change of control or similar provisions or any obligations arising under any Contract which are created, accelerated or triggered by the execution, delivery or performance of this Agreement or the Transaction Documents or the consummation of the Transaction, and (B) the Transaction will not (x) require the Consent from or the giving of notice to any Person, permit any Person to terminate or accelerate vesting, grant any repayment or repurchase rights to any Person, or create any other detriment under the terms, conditions or provisions of any Material Contract.  To the Knowledge of Grand, none of the parties to any Material Contract intends to terminate or alter the provisions thereof by reason of the Transaction or otherwise.  Except as set forth in Schedule , neither Grand nor any Subsidiary of Grand has, to the Knowledge of Grand, waived any right under any Material Contract, amended or extended any Material Contract or failed to renew, or received notice of termination or failure to renew with respect to, any Material Contract.

No offer, tender or the like is outstanding which is capable of being converted, by an acceptance or other act of some other Person, into a Material Contract to which Grand or any Subsidiary of Grand would be a party.

Insurance

.

Schedule  contains a true and complete list of all insurance policies to which Grand or any Subsidiary of Grand is or was a party or which provides or provided coverage to or for the benefit of or with respect to Grand or any Subsidiary of Grand or any director, officer or employee of Grand or any Subsidiary of Grand (the “Grand Insurance Policies”), indicating in each case the type of coverage, name of the insured, the insurer, the premium, the expiration date of each policy and the amount of coverage.  Grand or a Subsidiary of Grand has received binders for all the Grand Insurance Policies and agrees to deliver to Grand true and complete copies of such Grand Insurance Policies prior to the Closing.

Except as set forth in Schedule , the Grand Insurance Policies:  (i) are in full force and effect and will not lapse or terminate by reason of the execution, delivery or performance of this Agreement or consummation of the Transaction; (ii) insure Grand and each Subsidiary of Grand in reasonably sufficient amounts against all risks usually insured against by Persons operating similar businesses or properties in the localities where such businesses or properties are located and (iii) are sufficient for compliance with all requirements of Laws, Permits, and Material Grand Contracts.  Grand and each Subsidiary of Grand are current in all premiums or other payments due, and have otherwise performed all of their respective obligations, under each Grand Insurance Policy.  Grand or a Subsidiary of Grand has given timely notice to the insurer of all claims that may be insured thereby.  No Grand Insurance Policy provides for any retrospective premium adjustment or other experience-based Liability on the part of Grand or any Subsidiary of Grand.

Neither Grand nor any Subsidiary of Grand has received (i) any refusal of coverage or any notice that a defense will be afforded with reservation of rights or (ii) any notice of cancellation or any other indication that any Grand Insurance Policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

Intellectual Property

.

Schedule  contains a true and complete list of (i) all Registered Intellectual Property comprising a part of the Grand Intellectual Property and (ii) all other material Grand Intellectual Property, in each case broken down by Grand-Owned Intellectual Property and Grand-Licensed Intellectual Property, and, with respect to all Grand-Owned Intellectual Property includes details of all due dates for further filings, maintenance and other payments or other actions falling due in respect of the Grand `Intellectual Property and the current status of the corresponding registrations, filings, applications and payments.  All of the registrations and applications arising from or relating to such Grand Intellectual Property are and remain valid and subsisting, in good standing, and have not been assigned. All fees, payments and filings due as of the date hereof have been duly made, and the due dates specified in Schedule  are accurate and complete in all material respects.  None of the registrations and applications relating to Grand Intellectual Property are, to the Knowledge of Grand, invalid or unenforceable.  Grand has delivered to Centralink correct and complete copies of all of the registrations and applications relating to Grand Intellectual Property and has made available to Centralink for review correct and complete copies of all other written documentation evidencing ownership and prosecution (if applicable) of each of the foregoing.

Grand Intellectual Property consists solely of items and rights which are: (i) Grand-Owned Intellectual Property; (ii) Grand-Licensed Intellectual Property or (ii) in the public domain The parties to and date of each License Agreement relating to Grand-Licensed Intellectual Property, other than commercially available intellectual property licensed pursuant to mass-market licenses, are set forth in Schedule .  Grand or a Subsidiary of Grand has all rights in Grand Intellectual Property necessary and sufficient to carry out the current activities of and proposed activities of Grand or a Subsidiary of Grand (and had all rights necessary to carry out its former activities at the time such activities were being conducted), including and to the extent required to carry out such activities, rights to make, use, reproduce, modify, adapt, create derivative works based on, translate, distribute (directly and indirectly), transmit, display and perform publicly, license, rent and lease and, as applicable, assign and sell, Grand Intellectual Property.  Grand has delivered to Centralink correct and complete copies of all material License Agreements to which Grand or any Subsidiary of Grand is a party, and, as applicable, has made available to Centralink for review correct and complete copies of all other written documentation evidencing that Grand or a Subsidiary of Grand has the necessary and sufficient rights in each of the foregoing.

The continued operation of the Business of Grand and each Subsidiary of Grand, as presently conducted, does not, to the Knowledge of Grand, infringe upon or misappropriate any Intellectual Property or Moral Rights of any Person anywhere in the world.  No claim (i) challenging the validity, effectiveness or ownership by Grand or a Subsidiary of Grand of any of Grand Intellectual Property, or (ii) to the effect that the use, distribution, licensing, sublicensing, sale or any other exercise of rights in any product, service, work, technology or process as now used or offered or proposed for use, licensing, sublicensing, sale or other manner of commercial exploitation by Grand or a Subsidiary of Grand infringes or will infringe any intellectual property rights or Moral Rights of any Person has been received by Grand or any Subsidiary of Grand nor, to the Knowledge of Grand, has any such claim been threatened by any Person or is there any valid basis for the existence of any such claim.  To the Knowledge of Grand, there is not, and has not been, any unauthorized use, infringement or misappropriation of any Grand Intellectual Property by any Person.

Grand or a Subsidiary of Grand owns all intellectual property rights developed by any of their current and former employees and independent contractors during the periods of their respective employments or within the scope of their respective contracting or consulting relationships, as the case may be, with Grand or any Subsidiary of Grand.  No employee or former employee or independent contractor of Grand or any Subsidiary of Grand has any claim with respect to any Company Intellectual Property.

Subject to receipt of any required consent of the licensor of any F$A Licensed Intellectual Property, neither Grand nor any Subsidiary of Grand is nor, as a result of the execution or delivery of this Agreement or performance of Grand’s obligations hereunder, will Grand or a Subsidiary of Grand be, in violation of any License Agreement relating to Grand Intellectual Property to which Grand or a Subsidiary of Grand is a party or by which any of them is otherwise bound, nor will execution or delivery of this Agreement, or performance of the obligations of Grand hereunder, cause the diminution, termination or forfeiture of any Grand Intellectual Property or any rights therein or thereto.  Grand and each Subsidiary of Grand has complied with all privacy Laws with respect to Grand Intellectual Property, as well as with other Laws, applicable to Grand Intellectual Property and its use in the course of the Business of Grand or any Subsidiary of Grand, including those governing intellectual property rights.  Neither Grand nor any Subsidiary of Grand has included or caused to be included in Grand Intellectual Property any material that it was wrongful or unlawful to include therein nor, to the Knowledge of Grand, has any other Person done so.

Schedule  contains a true and complete list of all of the computer software programs, products and services of Grand and all Subsidiaries of Grand included in Grand Intellectual Property (the “Grand Software Programs”), other than commercially available software licensed pursuant to mass-market licenses.  Except with respect to third party software or technology licensed by Grand or a Subsidiary of Grand (to which Grand or a Subsidiary of Grand holds appropriate and valid licenses providing Grand or a Subsidiary of Grand with the rights necessary to conduct its business as presently conducted or as anticipated to be conducted), Grand or a Subsidiary of Grand owns full and unencumbered right and good, valid and marketable title to such Grand Software Programs free and clear of all Encumbrances.

Grand Intellectual Property is free and clear of any and all Encumbrances of any kind and, to the Knowledge of Grand, there are no facts or circumstances that are likely to interfere with the quiet use and enjoyment by Grand and each Subsidiary of Grand of Grand Intellectual Property following consummation of the Transaction.

Except as set forth in Schedule , neither Grand nor any Subsidiary of Grand owes royalties or other payments to third parties in respect of Company Intellectual Property.  All royalties or other payments set forth in Schedule  that shall have become payable prior to the Closing Date shall have been paid as of that date.  Neither Grand nor any Subsidiary of Grand will owe any such payments or any additional payments as a result of the consummation of the Transaction.

Grand or a Subsidiary of Grand has used its commercially reasonable efforts to regularly scan Grand Software Programs with suitable virus detection software.  To the Knowledge of Grand, Grand Software Programs contain no “viruses.” For the purposes of this Agreement, “virus” means any computer code intentionally designed to disrupt, disable or harm in any manner the operation of any software or hardware.

Grand or a Subsidiary of Grand has taken all reasonable steps, in accordance with normal industry practice, to (i) preserve and maintain complete notes and records relating to Grand Intellectual Property to cause the same to be readily understood, identified and available, and (ii) to protect the secrecy, confidentiality, and value of all trade secrets included in the Grand Intellectual Property.  Neither Grand nor any Subsidiary of the Grand (or to the Knowledge of Grand, any other Person) has taken any action or, to the Knowledge of Grand, failed to take any action that directly or indirectly caused any of the Grand-Owned Intellectual Property to enter the public domain or in any way adversely affect its value to Grand, the Company or any Subsidiary of the Company or their absolute ownership thereof.

Customers and Suppliers

.

Schedule  sets forth a list of the ten (10) most significant customers of Grand and the Subsidiaries of Grand, taken as a whole, in terms of combined revenues of Grand and the Subsidiaries of Grand during the twelve month period ended December 31, 2002, showing the approximate total revenues of Grand and the Subsidiaries of Grand from each customer during the period then ended.  Except to the extent set forth in Schedule , to the Knowledge of Grand, none of the customers of Grand or of any Subsidiary of Grand listed in that Schedule has ceased, or intends to cease, to use the products, equipment, goods or services of Grand or any Subsidiary of Grand, or has substantially reduced or will substantially reduce, the use of such products, equipment, goods or services at any time.

Schedule (b) sets forth a list of the ten (10) most significant suppliers of raw materials, supplies, merchandise or other goods for Grand and the Subsidiaries of Grand taken as a whole in terms of purchases for the twelve month period ended December 31, 2002, showing the amount that Grand and the Subsidiaries of Grand paid to each such significant supplier during such period. Except to the extent set forth in Schedule , to the Knowledge of Grand, none of such suppliers listed in that Schedule has ceased, or intends to cease, to sell raw materials, supplies, merchandise and other goods to Grand or any Subsidiary of Grand on substantially the same terms and conditions as those used in its current sales to Grand or any Subsidiary of Grand, subject only to general and customary price increases.

Bank Accounts; Powers of Attorney

.  Schedule  sets forth a true and complete list of: (i) the names and locations of all banks, trust companies, savings and loan associations and other financial institutions at which Grand and each Subsidiary of Grand maintains accounts of any nature and the location of all lockboxes and safe deposit boxes of Grand and each Subsidiary of Grand, (ii) the names of all Persons authorized to draw thereon or make withdrawals therefrom or have access thereto and (iii) the names of all Persons holding general or special powers of attorney from Grand or any Subsidiary of Grand.

Transactions with Affiliates

.

Except as set forth in Schedule , during the past two (2) years no Affiliate of Grand, other than Grand and its Subsidiaries, has (i) had any interest in any property (whether real, personal, or mixed and whether tangible or intangible), used in or pertaining to the Business of Grand or any Subsidiary of Grand, or (ii) owned of record or beneficially an equity interest, or any other financial or profit interest, in a Person that has (x) had business dealings or a material financial interest in any transaction with Grand or a Subsidiary of Grand or (y) engaged in competition with Grand or any Subsidiary of Grand.

Except as set forth in Schedule , no Affiliate of Grand, other than Grand and the Subsidiaries of Grand, is a party to any Contract with, or has any claim or right against, Grand or a Subsidiary of Grand.

Investment Intent

.  Grand HK is acquiring the Company Shares for its own account and not with a view toward their distribution within the meaning of Section 2(11) of the Securities Act.

Brokers or Finders

.  Neither Grand nor any of its Representatives has incurred any Liability for brokerage or finders’ fees or agents’ commissions or other similar payment in connection with the negotiation, preparation, delivery or execution of this Agreement or the consummation of the Transaction, nor is there any basis, to the Knowledge of Grand, for any such fee, commission or similar payment to be claimed by any Person.

Books and Records

.  The books and records of account, minute books, statutory registers, stock record books, and other records of Grand and each Subsidiary of Grand, all of which have been made available to Centralink, are complete and correct in all material respects and have been maintained in accordance with sound business practices and applicable Law, including the maintenance of an adequate system of internal controls that complies with the Sarbanes-Oxley Act of 2002.  The minute books of Grand and each Subsidiary of Grand contain accurate and complete records of all meetings held of, and corporate action taken by, the shareholders and directors of Grand or any Subsidiary of Grand, and no meeting of any of such shareholders or directors has been held for which minutes have not been prepared and are not contained in such minute books.  At the Closing, all of those books, registers and records will be in the possession of Grand or a Subsidiary of Grand.

Privacy

.  Grand and each Subsidiary of Grand is, and has always been, in compliance with its then-current privacy policy, including those posted on Grand or any Subsidiary of Grand’s web site(s).  Grand and each Subsidiary of Grand has conducted its business and maintained its data at all times in accordance with applicable Laws including, but not limited to, those relating to the use of information collected from or about consumers.  Grand and each Subsidiary of Grand is, and has always been, in compliance with its customers’ privacy policies, when required to do so by Contract.

Accounts Receivable

.  Except to the extent of the amount of the reserve for doubtful accounts reflected in the Latest Grand Balance Sheet or as set forth in Schedule , all Accounts Receivable of Grand and each Subsidiary of Grand reflected therein and all such Accounts Receivable that have arisen since the Latest Grand Balance Sheet Date (except Accounts Receivable that have been collected since such date) are valid and enforceable claims, and constitute bona fide Accounts Receivable resulting from the sale of goods and services in the Ordinary Course of Business.  To the Knowledge of Grand, the Accounts Receivable are subject to no valid defense, offsets, returns, allowances or credits of any kind, and are fully collectible within sixty (60) days from their due date, except to the extent of the amount of the reserve for doubtful accounts reflected in the Latest Grand Balance Sheet.  Except for the Accounts Receivable, neither Grand nor any Subsidiary of Grand has made any loan or advance to any Person.

Inventory

. Except as set forth on Schedule , Grand and the Subsidiaries of Grand have good and marketable title to their respective Inventory set forth on the Latest Grand Balance Sheet free and clear of all Encumbrances. None of the Inventory reflected on the Latest Grand Balance Sheet includes items that are required to be reserved against in accordance with GAAS.  All such Inventory is in good and merchantable condition, is suitable and usable for the purposes for which it is intended and is in a condition such that it can be sold in the Ordinary Course of Business.  The Inventory reflected on the Latest Grand Balance Sheet is valued on the Books and Records of Grand or of the relevant Subsidiary of Grand at the lower of cost or net realizable value.

Business Activity Restriction

.  Except as set forth in Schedule : (i) there is no non-competition or other similar Contract, Commitment or Order to which Grand or any Subsidiary of Grand or any of their respective Affiliates is a party or subject that has or could reasonably be expected to have the effect of prohibiting or impairing the conduct of the Business of Grand or any Subsidiary of Grand; (ii) neither Grand nor any Subsidiary of Grand has entered into any Contract under which Grand or any Subsidiary of Grand is restricted from selling, licensing or otherwise distributing any of its products to customers or potential customers or any class of customers, in any geographic area, during any period of time or in any segment of the market or line of business; and (iii) no Affiliate of Grand is a party to any Contract, which, by virtue of such Person’s relationship with Grand or any Subsidiary of Grand, restricts Grand or any Subsidiary of Grand from, directly or indirectly, engaging in the Business.

No Significant Items Excluded

.  Grand and each Subsidiary of Grand possesses all assets, properties, Contracts, Permits or other items that are of material importance to the ongoing operation of the Business by Grand and each Subsidiary of Grand in substantially the same manner in which the Business has been conducted by prior to the date of this Agreement.

Certain Business Practices

.  Neither Grand or any Subsidiary of Grand, nor any Affiliate or, to the Knowledge of Grand, any Representative of any of them (in their capacities as such), has: (i) made or provided any unlawful contributions, gifts, entertainment or other unlawful benefits relating to political activity; (ii) made any unlawful payment to any foreign or domestic government official or employee or to any foreign or domestic political party or campaign or violated any provision of the Foreign Corrupt Practices Act of 1977, as amended; or (iii) made any other payment in violation of applicable Laws.

Export Control and Related Matters

.

Grand and each Subsidiary of Grand is in compliance in all material respects with all applicable Laws regulating the importation and exportation of goods, services, technology and information.

Neither Grand nor any Subsidiary of Grand has participated directly or indirectly in any boycotts or other similar practices in violation of the Anti-Boycott Regulations of the United States Department of Commerce or Section 999 of the Code.

Neither Grand nor any Subsidiary of Grand has applied for or received any grant or other financial assistance from any Governmental Entity.

Disclosure

. No representation or warranty by Grand in this Agreement and no statement contained in any document or other writing furnished or to be furnished to Centralink or its Representatives pursuant to the provisions hereof contains or will contain any untrue statement of fact or omits or will omit to state any fact necessary in order to make the statements made herein or therein not misleading.  All copies of Contracts and all other documents delivered to Centralink or its Representatives pursuant hereto are true, complete and accurate.  There has been no event or transaction (other than the transactions contemplated hereby and the matters related thereto) which has occurred or information which has come to the attention of Grand (other than events or information relating to economic conditions of general public knowledge) which could reasonably be expected to result in a Material Adverse Effect or which could reasonably be expected to prevent or impair the ability of Grand and the Subsidiaries of Grand, after the Closing, to carry on their Business in the same manner as it is presently being conducted.

COVENANTS OF CENTRALINK

Noncompetition by Centralink and its Affiliates

. Centralink acknowledges that an important part of the benefits which Grand will receive in connection with the Transaction is the ability to carry on the Business of the Company and each Subsidiary of the Company free from competition from Centralink and its Affiliates, that an absence of such competition is an essential premise of the bargain between Centralink and Grand, and that Grand would be unwilling to enter into this Agreement in the absence of the promises contained in this Section .  Accordingly, Centralink agrees that, for a period commencing on the Closing Date and ending on the second anniversary of the Closing Date, neither Centralink nor any of its Affiliates, will, directly or indirectly, alone or in association with any other Person (including by way of investment in or ownership of the securities of any Person), without the prior written consent of Grand, engage any place in the world in any business which develops, manufactures, promotes or distributes products that are competitive with those that are marketed by Grand, the Company or any Subsidiary of either the Company or Grand, or those products which are then under active development by Grand, the Company or any Subsidiary of either the Company or Grand; provided, however, that the foregoing prohibitions will not preclude Centralink or any of its Affiliates from continuing to engage in any business in which it is currently engaged or acquiring or from holding not more than 1% of any class of equity securities of any publicly-traded corporation engaged in a Competitive Business.

Non-Solicitation

.  For a period commencing on the Closing Date and ending on the second anniversary of the Closing Date, Centralink agrees that neither it nor any of its Affiliates will, directly or indirectly, for its, his or her own benefit or as agent for another, without the prior written consent of Grand, hire any Person who, as of the date hereof, is an officer, director or employee of Grand, the Company or any Subsidiary of Grand or the Company, or persuade or solicit any Person who, at the date of this Agreement, is an officer, director or employee of Grand or the Company, or any Subsidiary of either Grand or the Company, to leave the employ of such company or to become employed by any Person other than Grand, the Company or any Subsidiary of either Grand or the Company or solicit or induce any customer or supplier from or to Grand or any Subsidiary of Grand to cease purchasing from or supplying products to Grand or any Subsidiary of Grand; provided, however, that, such covenants will not restrict Centralink or any of its Affiliates from (i) conducting a general solicitation of employment by means of newspaper, periodical or trade publication advertisements or similar methods of solicitations by search firms which are not specifically directed by Centralink and its Affiliates toward the officers, directors or employees described above (provided, that no any Person who, as of the date hereof, is such an officer, director or employee may be hired as a result of such general solicitation or otherwise without the prior consent of Grand); or (ii) soliciting the employment of or hiring individuals who have not been in the employ of Grand, the Company or any Subsidiary of either the Company or Grand within the twelve months preceding the time of such solicitation.

No-Shop

.  From the date of this Agreement until the earlier of the Closing Date or the date of termination of this Agreement pursuant to Section , neither Centralink nor any of its Affiliates, nor any of their respective Representatives, will, directly or indirectly (i) solicit, initiate or encourage the submission of inquiries, proposals or offers from any Person relating to the acquisition of the Company or any Subsidiary of the Company, or any equity interest in any of them, or the Business or assets of any of them or any part thereof (a “Company Acquisition Proposal”), (ii) enter into or participate in any discussions or negotiations regarding any Company Acquisition Proposal or (iii) otherwise cooperate with, or assist or participate in, facilitate or encourage, any effort or attempt by any Person to make a Company Acquisition Proposal or to effect a transaction inconsistent with the Transaction.

Books and Records

.  On the Closing Date, Centralink will cause all Books and Records belonging or relating to the Company or any Subsidiary of the Company to be in the possession of the Company or any Subsidiary of the Company, as may be appropriate, and Centralink will make such Books and Records available to the directors appointed to succeed any outgoing directors of the Company or any Subsidiary of the Company.

Confidentiality

.

From and after the Closing Date, Centralink will, and will cause its Affiliates and any of their respective Representatives to, hold in strict confidence all Confidential Information pertaining to the business, operations, assets, financial condition and prospects of Grand, the Company and the Subsidiaries of Grand and the Company and to refrain from using such Confidential Information to compete with (including, planning, marketing, product development or pricing), or in any other manner that is, directly or indirectly, detrimental to the interests of, Grand, the Company or any Subsidiary of either Grand or the Company. The immediately preceding sentence shall not be construed or applied to prevent Centralink, its Affiliates or their respective Representatives from disclosing to relevant Governmental Entities any and all information that is reasonably necessary in order to understand and evaluate the United States federal income tax treatment or structure of the Transaction.

In the event that Centralink or any of its Affiliates should be required by Law to disclose any of such Confidential Information, Centralink will promptly notify Grand in writing so that Grand may seek a protective Order to prevent the production or disclosure of such Confidential Information.  If such Order or Action has been denied or dismissed, then Centralink or its Affiliate, as the case may be, may disclose only that portion of the Confidential Information: (i) which in the written opinion of Centralink’s outside legal counsel is required by Law to be disclosed, provided, however, that Centralink will in such case use all commercially reasonable efforts to preserve the confidentiality of the remainder of the Confidential Information; or (ii) which Grand consents, in writing, to having disclosed.  Neither Centralink nor any of its Affiliates will, nor will they not permit any of their Representatives to, oppose any motion for a protective Order brought by Grand or the Company.  Centralink will continue to be bound by its obligations pursuant to this Section as to any Confidential Information the disclosure of which is not permitted under this Section or which is covered by a protective Order.

Injunctive Relief

.  Without intending to limit the remedies available to Grand, Centralink agrees that violation of any provision of Sections , ,  or  by Centralink or any of its Affiliates would result in irreparable injury to Grand, that damages at law would be an inadequate remedy to Grand, and that Grand will be entitled to injunctive relief or other equitable remedies to enforce any of such provisions.  If any of such provisions are held to be unenforceable because of the scope, term or areas of their applicability, then it is the intent and desire of the Parties that the court, arbitrator or other tribunal making such determination modify such scope, term or area or any of them to the extent necessary to render such Section enforceable under applicable Law and enforce such provisions in such modified form.

Reorganization of Gatelink.

Prior to the Closing Date, the Company shall transfer to Centralink (or any designee that is not a Subsidiary of the Company) the entire issued share capital of Gatelink at a price of one Hong Kong dollar (HK $1.00).

Prior to the Closing Date, Centralink at its sole cost and expense shall cause HKTC to (i) acquire from Gatelink (at not more than fair market value) any and all plant, machinery or other tangible assets located outside the PRC that are owned by Gatelink, (ii) assume any relevant Contract rights or Liabilities as against or toward third Persons, which Liabilities shall be the sole liabilities of HKTC on the Closing Date and shall not include any Tax Liabilities or any other Liabilities relating to Gatelink’s operations in the PRC, and (iii) enter into Contracts with Gatelink on terms and conditions that substantially preserve the current economic benefits to the Company of the operations of Gatelink.

Grand ADRs issuable to Chan.  Centralink agrees that any shares issued or issuable to Chan pursuant to that certain agreement dated September 1, 2003 by and between Chan and HKTC shall be payable solely from the Grand ADRs to be issued to Centralink pursuant to this Agreement or otherwise acquired by Centralink.

Provision of Information.  Centralink shall provide to the valuation firm referenced in Section 13.10 such factual information and will make such representations as such valuation firm and Grand’s counsel shall reasonably require in order to satisfy the closing condition specified in Section 10.13.

COVENANTS OF GRAND

Cooperation by Grand

.  From the date of this Agreement until the Closing Date, Grand will cooperate with Centralink (i) to secure all Permits from Persons identified in Schedule 3.05 and Schedule 3.09 and (ii) with respect to all filings required to be made by Centralink pursuant to Law in connection with the Transaction.

No-Shop

.  From the date of this Agreement until the earlier of the Closing Date or the date of termination of this Agreement pursuant to Section , neither Grand nor any Affiliates of Grand, nor any of their respective Representatives, will, directly or indirectly (i) solicit, initiate or encourage the submission of inquiries, proposals or offers from any Person relating to the acquisition of Grand or any Subsidiary of Grand, or any equity interest in any of them, or the Business or assets of any of them or any part thereof (a “Grand Acquisition Proposal”), (ii) enter into or participate in any discussions or negotiations regarding any Grand Acquisition Proposal or (iii) otherwise cooperate with, or assist or participate in, facilitate or encourage, any effort or attempt by any Person to make a Grand Acquisition Proposal or to effect a transaction inconsistent with the Transaction; provided, however, that at any time prior to the date of the Grand Special Meeting, Grand may, in response to a Superior Proposal that was not solicited by it or any of its Affiliates or Representatives and that did not otherwise result from a breach of this Section , (i) furnish information with respect to Grand and the Subsidiaries of Grand to any Person making such Superior Proposal pursuant to a customary confidentiality agreement, and (ii) subject to the following sentence, participate in discussions or negotiations regarding such Superior Proposal.  In response to a Superior Proposal which was not solicited by Grand and which did not otherwise result from a breach of this Section , Grand may, upon notice to Centralink, pursue discussions or negotiations with the Person making such Superior Proposal, in which event either Grand or Centralink may terminate this Agreement subject to the provisions of Section .  For purposes of this Agreement, a “Superior Proposal” shall mean any proposal made by a third Person to acquire, directly or indirectly, more than fifty percent (50%) of the combined voting power of the shares of Grand US or at least 50% or more of the assets of Grand US if (i) the proposal is otherwise on terms which the Board of Directors of Grand US determines in its good faith judgment to be more favorable, taken as a whole, to Grand US’s shareholders than the Transaction and (ii) the Board of Directors determines in good faith that participating in discussions or negotiations with respect to the Superior Proposal or withdrawing or modifying its recommendation with respect to the Transaction or termination of this Agreement is required for the Board of Directors of Grand US to comply with its fiduciary duties to Grand US and its shareholders under applicable law.

Grand Shareholders’ Meeting.

In accordance with the provisions of Section , Grand US shall call and hold a special meeting of its shareholders (the “Grand Special Meeting”) for the purpose of voting upon the approval of the Transaction, including the Reincorporation Merger, pursuant to the Proxy Statement, as soon as practicable after the date on which the Registration Statement shall have become effective.  Grand shall take all other action necessary or advisable to promptly and expeditiously secure any vote or consent of shareholders required by applicable Law and its Organizational Documents to effect the Transaction, including the Reincorporation Merger. Grand shall use all reasonable efforts to solicit from its shareholders proxies in favor of the approval and adoption of this Agreement and the Transaction, including the Reincorporation Merger, pursuant to the Proxy Statement and shall take all other action necessary or advisable to secure the vote or consent of shareholders required by applicable Law or the requirements of NASDAQ to obtain such approval, including any necessary adjournments in order to obtain the requisite number of proxies to approve the Transaction and the Reincorporation Merger.

The Proxy Statement for the Grand Special Meeting shall include, with respect to Grand US and its shareholders, (i) the approval and adoption of the Transaction, including the Reincorporation Merger, and, subject to Section , the recommendation of the board of directors of Grand US to Grand US’s shareholders that they vote in favor of approval of the Transaction, including the Reincorporation Merger, and (ii) the fairness opinion referred to in Section .

Confidentiality.

From and after the Closing Date, Grand will, and will cause the Affiliates of Grand and any of their respective Representatives to, hold in strict confidence all Confidential Information pertaining to the business, operations, assets, financial condition and prospects of Centralink and its Affiliates and to refrain from using such Confidential Information in any manner that is, directly or indirectly, detrimental to the interests of, Centralink and its Affiliates. The immediately preceding sentence shall not be construed or applied to prevent Grand, its Affiliates and their respective Representatives from disclosing to relevant Governmental Entities any and all information that is reasonably necessary in order to understand and evaluate the federal income tax treatment or federal income tax structure of the Transaction.

In the event that Grand or any of its Affiliates should be required by Law to disclose any of such Confidential Information, Grand will promptly notify Centralink in writing so that Centralink may seek a protective Order to prevent the production or disclosure of such Confidential Information.  If such Order or Action has been denied or dismissed, then Grand or its Affiliate, as the case may be, may disclose only that portion of the Confidential Information (i) which in the written opinion of Grand’s outside legal counsel is required by Law to be disclosed, provided, however, that Grand will in such case use all commercially reasonable efforts to preserve the confidentiality of the remainder of the Confidential Information; or (ii) which Centralink consents, in writing, to having disclosed.  Neither Grand nor any of its Affiliates will, nor will they not permit any of their Representatives to, oppose any motion for a protective Order brought by Centralink or any of its Affiliates.  Grand will continue to be bound by its obligations pursuant to this Section as to any Confidential Information the disclosure of which is not permitted under this Section or which is covered by a protective Order.

Injunctive Relief

.  Without intending to limit the remedies available to Centralink, Grand agrees that violation of any provision of Sections  or  by Grand or any of its Affiliates would result in irreparable injury to Centralink, that damages at law would be an inadequate remedy to Centralink, and that Centralink will be entitled to injunctive relief or other equitable remedies to enforce any of such provisions.  If any of such provisions are held to be unenforceable because of the scope, term or areas of their applicability, then it is the intent and desire of the Parties that the court, arbitrator or other tribunal making such determination modify such scope, term or area or any of them to the extent necessary to render such Section enforceable under applicable Law and enforce such provisions in such modified form.

Options and Warrants

.  Grand US shall use its commercially reasonable best endeavors (without being obligated to pay, issue or offer any additional consideration) to cause each holder of options and warrants for the purchase of Grand Common Stock to exercise such options or warrants prior to the consummation of the Transaction.

MUTUAL COVENANTS

Access

. Each of the Parties agrees that, from the date of this Agreement until the Closing Date, it will (i) provide, or cause to be provided, to the other Party and its Representatives reasonable access during regular business hours to the offices, properties, Books and Records and Representatives of the Company and each Subsidiary of the Company (and of Centralink, as Grand deems necessary or appropriate), on the one hand, and Grand and its Subsidiaries, on the other hand, (ii) furnish to the other Party and its Representatives, such financial and operating data as such Persons may reasonably request, including auditors’ workpapers and (iii) instruct such Person’s Representatives to cooperate with the other Party in its investigation of  any matter concerning  the Company and each Subsidiary of the Company, on the one hand, and Grand and each Subsidiary of Grand, on the other hand, and of their respective financial and legal conditions; provided, however, that no investigation pursuant to this Section  will affect, or limit Liability for, any representation or warranty of a Party contained in this Agreement or in any Transaction Document and each Party will be deemed to have relied solely upon the representations and warranties contained in this Agreement notwithstanding any contrary information that may have been provided or made available by Centralink, the Company, Grand or any Subsidiary of either the Company or Grand, as the case may be, or by any of their respective Representatives, or that either Party or its Representatives shall have discovered or should have discovered in the course of its investigation either prior or subsequent to the date of this Agreement.

Conduct of Business.

Except as otherwise agreed to by the Parties in writing, or as otherwise expressly permitted by this Agreement from the date of this Agreement until the Closing, Centralink will cause the Company and each Subsidiary of the Company to, and Grand will, and will cause each Subsidiary of Grand to, conduct its respective operations and activities only in the Ordinary Course of Business and (i) use commercially reasonable efforts to (A) preserve intact its current business organizations, (B) keep available the services of its current officers, employees, and agents, (C) preserve its relationships with customers, suppliers, licensors, licensees, advertisers, distributors and others having business dealings with it and (D) preserve goodwill; (ii) confer with the other Parties and their Representative on a regular basis concerning material operational matters; (iii) report to the other(s) as and when requested, concerning the status of the business, operations and finances of the Company and each Subsidiary of the Company, on the one hand, and Grand and each Subsidiary of Grand, on the other hand.

Without limiting the generality of the foregoing, and except as (x) otherwise expressly provided in this Agreement, (y) required by Law, or (z) set forth in Schedule , Grand will not, and neither Centralink nor Grand will, nor will either cause, permit or suffer the Company or any Subsidiary of either the Company or Grand, as the case may be, to do any of the following without the written consent of the other Party:

declare, set aside or pay any dividends on, or make any other actual, constructive or deemed distributions in respect of, any of its shares of capital stock or otherwise make any payments to its stockholders, in their capacity as such, or otherwise change the dividend policy; split, combine or reclassify any of its shares of capital stock or issue or authorize the issuance of any shares of its capital stock or any other securities in respect of, in lieu of or in substitution for shares of its capital stock or purchase, redeem or otherwise acquire any shares of capital stock of the Company or any Subsidiary of the Company, on the one hand, or Grand or any Subsidiary of Grand, on the other hand, or any other securities thereof or any rights, warrants or options to acquire any such shares or other securities;

issue, deliver, sell, pledge, dispose of or otherwise subject to any Encumbrance any shares of its capital stock, any other voting securities or equity equivalent or any securities convertible into, or any rights, warrants or options to acquire, any such shares, voting securities or convertible securities or equity equivalent;

amend its Organizational Documents;

enter into voluntary liquidation or be the subject of any directors’ or shareholders’ resolution for such purpose;

acquire or agree to acquire by merging or consolidating with, or by purchasing a substantial portion of the assets of or equity in, or by any other manner, any Person or otherwise acquire or agree to acquire any assets that in the aggregate have a value in excess of 1% of its total assets other than assets acquired in the Ordinary Course of Business;

sell, lease or otherwise dispose of, or agree to sell, lease or otherwise dispose of, any of its assets that in the aggregate have a value in  excess of 1% of its total assets other than any sale, lease or other disposal in the Ordinary Course of Business consistent with past practice;

amend or otherwise modify, or terminate, any Material Contract, or enter into any other Commitment which is material, except actions in relation to License Agreements taken in the Ordinary Course of Business and not involving any obligation or liability in excess US$50,000;

incur any additional indebtedness (including any indebtedness evidenced by notes, debentures, bonds, leases or other similar instruments or secured by any Encumbrance on any property, conditional sale obligations, obligations under any title retention Contract, and obligations under letters of credit or similar credit transactions) in a single transaction or a group of related transactions (other than intercompany indebtedness), enter into a guaranty, or engage in any other financing arrangements having a value in excess of 1% of its total assets, or make any loans, advances or capital contributions to, or investments in, any other Person, other than existing indebtedness under applicable lines of credit;

alter through merger, liquidation, reorganization, restructuring or in any other fashion its corporate structure or ownership;

except as may be required as a result of a change in Law or in US GAAP or HK GAAP, as the case may be, change any of the accounting principles or practices used by it;

revalue any of its assets, including writing down the value of its inventory or writing off notes or accounts receivable other than in the Ordinary Course of Business;

make any Tax election, change any Tax election or file for any change in any method of accounting with a Tax authority, except as required by any change in applicable Laws;

pay, discharge or satisfy any Liabilities other than the payment, discharge or satisfaction, in the Ordinary Course of Business, of Liabilities reflected or reserved against in, or contemplated by, the applicable Latest Balance Sheet (or the notes thereto) or incurred in the Ordinary Course of Business subsequent to the Latest Balance Sheet Date;

increase or enhance in any manner the compensation or benefits of any of its directors, officers and other key employees or any of their respective Affiliates or pay any pension or retirement allowance not required by any existing Benefit Plan or Contract to any such directors, officers or employees, or become a party to, amend or commit itself to any pension, retirement, profit-sharing or welfare benefit plan or Contract or employment Contract with or for the benefit of any employee, other than increases in the compensation of employees who are not officers or directors of such company made in the Ordinary Course of Business consistent with past practice, or, except to the extent required by Law, voluntarily accelerate the vesting of any compensation or benefit to any employee;

waive, amend or allow to lapse any term or condition of any confidentiality, “standstill”, consulting, advisory or employment Commitment;

approve any annual operating budgets;

enter into any transaction with any Affiliate;

enter into any business other than the Business which it is now conducting;

purchase any real property or enter into any lease or tenancy Contract;

enter into or amend, modify or terminate any employment Commitment with any officer or employee;

otherwise take any of the actions enumerated in Section  of this Agreement; or

take, or agree in writing or otherwise to take, any of the foregoing actions.

Permits and Approvals

.  Promptly after the date of this Agreement, the Parties shall, and shall cause the Company and each Subsidiary of each of the Company and Grand, to (i) make all filings required by Law to be made by them in connection with the Transaction, (ii) cooperate with the other(s) with respect to all filings that such Party elects to make or is required by Law to make in connection with the Transaction and (iii) use reasonable best endeavors obtain all Permits and Orders of all Persons required to be obtained in connection with the execution, delivery and performance of this Agreement and the consummation of the Transaction.

Notice of Certain Events

.  From the date of this Agreement until the Closing Date, each of the Parties will promptly notify the other in writing of (i) any notice or other communication from any Person alleging that the consent of such Person is or may be required in connection with the execution, delivery or performance of this Agreement or the consummation of the Transaction; (ii) any notice or other communication from any Government Entity in connection with the Transaction; (iii) any Actions or investigations commenced or, to the Knowledge of either Party, threatened against, relating to or involving or otherwise affecting the Company or any Subsidiary of the Company, on the one hand, or Grand or any Subsidiary of Grand, on the other hand; (iv) any Order or notification relating to any material violation or claimed violation of Law involving or otherwise affecting the Company or any Subsidiary of the Company or Grand or any Subsidiary of Grand, as the case may be; (v) the existence or non-existence or occurrence or non-occurrence of any event, condition or circumstance the occurrence or non-occurrence of which does or would cause any representation or warranty contained in this Agreement to be untrue or inaccurate in any material respect at or prior to the Closing Date; (vi) any failure of the Company or any Subsidiary of the Company or Grand or any Subsidiary of Grand, as the case may be, to comply with or satisfy any covenant, condition or Contract to be complied with or satisfied by it hereunder; and (vii) any misrepresentation or breach of the representations and warranties of such Party set forth in this Agreement.

Best Endeavors

. Each Party shall use its reasonable best endeavors to cause all conditions precedent to the obligations of the other Party set forth in Articles IX and X, as applicable, to be satisfied; provided, however, that nothing in this Section  shall be construed as requiring either Party or any of its Affiliates to dispose of any assets or limit the activities of such Party or any of its Affiliates or its right or ability to engage in any business except as expressly provided in Section  or to waive its rights under Articles IX and X.

Further Assurances

.  At any time, or from time to time after the Closing, each of the Parties will, and Grand will cause the Company and each Subsidiary of the Company, at the other’s reasonable request and at the requesting Party’s expense, to execute and deliver such instruments of transfer, conveyance, assignment and assumption in addition to those delivered at the Closing, and to take such other action as either of them may reasonably request, in order to evidence the consummation of the Transaction in accordance with the terms of this Agreement.

Representation and Warranties

.  Neither Party will knowingly take or omit to take any action, the effect of which could reasonably be expected to cause any of the representations and warranties made herein to be inaccurate on the Closing Date.

Public Announcements

.  No press release or announcement concerning the Transaction will be issued by either Party or its Affiliates without the prior consent of the other Party, except as such release or announcement may be required by Law.  In the event that Grand is advised by counsel that it should disclose the existence of this Agreement or the proposed Transaction, Grand shall advise Centralink of such recommendation and shall afford Centralink and its counsel a reasonable opportunity to review any proposed disclosure prior to making such disclosure.

Insurance.

Until the Closing Date, each of Centralink and Grand, as the case may be, will maintain or cause the Company and each Subsidiary of the Company and Grand and each Subsidiary of Grand, as the case may be, to maintain in full force and effect all presently existing insurance coverage with respect to the Company and each Subsidiary of the Company and Grand and each Subsidiary of Grand, and will take no action which will cause a retroactive cancellation, or a lapse or reduction of the benefits, thereof.

From and after the Closing, Grand will have the right to (i) assert claims (and Centralink will use reasonable best efforts to assist Grand in asserting claims) with respect to the Company and any Subsidiary of the Company under the Insurance Policies which are “occurrence basis” policies (“Occurrence Basis Policies”) arising out of insured incidents occurring from the date coverage thereunder first commenced until the Closing Date to the extent that the terms and conditions of any such Occurrence Basis Policies so allow and (ii) continue to prosecute claims with respect to the business properly asserted with the insurance carrier prior to the Closing (and Centralink will use commercially reasonable efforts to assist Grand in connection therewith) under Insurance Policies which are on a “claims made” basis (“Claims Made Policies”) arising out of insured incidents occurring from the date coverage thereunder first commenced until the Closing Date to the extent that the terms and conditions of any such Claims Made Policies so allow; provided, however, that all of Centralink’s reasonable costs and expenses incurred in connection with the foregoing are promptly paid by Grand.  All recoveries in respect of such claims will be for the account of Grand.

Neither Party will, nor will it cause, permit or suffer the Company or any Subsidiary of the Company, or Grand or any Subsidiary of Grand, as the case may be, to, amend, commute, terminate, buy-out, extinguish Liability under or otherwise modify any Occurrence Basis Policies or Claims Made Policies under which Grand will have rights to assert claims pursuant to this Section in a manner that would adversely affect any such rights of Grand.  In the event Grand consents to any such action, Centralink will pay to Grand its equitable share (based on the amount of premiums paid by or allocated to the business in respect of the applicable policy) of any proceeds received by Centralink or any of its Affiliate as a result of such action (after deducting the reasonable costs and expenses incurred by Centralink and/or its Affiliates in connection with such action).

Registration Statement; Proxy Statement.

In connection with the Grand Special Meeting, as promptly as practicable after the execution of this Agreement, Grand and Centralink shall jointly prepare and shall file with the SEC a document or documents that will constitute (i) the prospectus forming part of the registration statement on Form F-4 of Grand (together with all amendments thereto, the “Registration Statement”), in connection with the Transaction, including the Reincorporation Merger, and (ii) the proxy statement with respect to the Transaction, including the Reincorporation Merger, relating to the Grand Special Meeting (together with any amendments thereto, the “Proxy Statement”).  Each of the Parties shall use its reasonable best endeavors to cause the Registration Statement to become effective as promptly as practicable after the date hereof, and, prior to the effective date of the Registration Statement, the Parties shall take all action required under any applicable Laws in connection with the issuance of the Grand ADRs pursuant to the Reincorporation Merger.  Centralink shall furnish all information concerning itself that Grand may reasonably request in connection with such actions and the preparation of the Registration Statement and the Proxy Statement.  Grand shall notify Centralink of the receipt of any comments from the SEC on the Registration Statement and the Proxy Statement and of any requests by the SEC for any amendments or supplements thereto or for additional information and shall provide to each other promptly copies of all correspondence between Grand or any of its Representatives and advisors and the SEC.  As promptly as practicable after the effective date of the Registration Statement, the Proxy Statement shall be mailed to the shareholders of Grand US.  Each of the Parties shall cause the Proxy Statement to comply as to form and substance as to such Party and its Affiliates in all material respects with the applicable requirements of (i) the Securities Exchange Act, (ii) the Securities Act and (iii) the rules and regulations of the NASDAQ.

No amendment or supplement to the Proxy Statement or the Registration Statement shall be made without the approval of the Parties, which approval shall not be unreasonably withheld or delayed.  Each of the Parties shall advise the other promptly after it receives notice thereof, of the time when the Registration Statement has become effective or any supplement or amendment has been filed, of the issuance of any stop order, of the suspension of the qualification of the Grand ADRs issuable in connection with the Reincorporation Merger or this Agreement for offering or sale in any jurisdiction, or of any request by the SEC for amendment of the Proxy Statement or the Registration Statement or comments thereon and responses thereto or requests by the SEC for additional information.

Each Party shall be responsible for ensuring that the information supplied by such Party for inclusion or incorporation by reference in the Registration Statement or the Proxy Statement, at the respective times filed with the SEC or other regulatory agency and, in addition, (i) in the case of the Proxy Statement, at the date it or any amendments or supplements thereto are mailed to shareholders of Grand US, (ii) at the time of the Grand Shareholders’ Meeting and (iii) in the case of the Registration Statement, when it becomes effective under the Securities Act and on the Closing Date, does not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.  If at any time prior to the Closing Date any event or circumstance relating to either Party, any of its Affiliates or the respective officers or directors of any of them, should be discovered that should be set forth in an amendment or a supplement to the Registration Statement or the Proxy Statement, such Party shall promptly notify the other.  All documents that Grand US is responsible for filing with the SEC in connection with the Transaction, including the Reincorporation Merger, will comply as to form in all material respects with the applicable requirements of the rules and regulations of the Securities Act and the Securities Exchange Act.

CONDITIONS TO THE OBLIGATIONS OF CENTRALINK

The obligations of Centralink under this Agreement and the Transaction Documents are subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Centralink, in writing, in whole or in part):

Representations, Warranties and Covenants

.

Each of the representations and warranties of Grand contained in this Agreement, any Transaction Document to which it is a party and in any certificate or other writing delivered by Grand pursuant hereto shall be true, complete and correct in all material respects (other than representations and warranties subject to “materiality” qualifiers, which shall be true, complete and correct as stated) both when made and on and as of the Closing as if made at and as of the Closing (other than representations and warranties which address matters only as of a certain date which shall have been true, complete and correct as of such certain date).

Grand will have performed each of its covenants and agreements required to be performed by it pursuant to this Agreement and the Transaction Documents on or prior to the Closing.

Centralink will have received a certificate, executed by an officer of Grand US, dated as of the Closing Date, certifying that the conditions set forth in Sections  through Section 9.05 have been fulfilled.

Governmental Permits

.  No notice from any Governmental Entity, or part thereof, shall have been received which challenges or seeks to prohibit or limit the ownership or operation of all or any portion of the business or assets of Grand or any Subsidiary of Grand, or otherwise seeks to compel Grand or any Subsidiary of Grand to dispose or hold separate all or any portion of its business or assets or impose any material limitation on the ability of Grand or any Subsidiary of Grand to conduct its business, in each case, following the Closing.

No Litigation

.  No Action will have been threatened, instituted or pending which (i) challenges or seeks to restrain or prohibit, or may have the effect of preventing, delaying, making illegal or otherwise interfering with the consummation of the Transaction or the performance by any Person of its obligations under the Transaction Documents or seeks Damages in connection therewith, (ii) challenges or seeks to prohibit or limit the ownership or operation of all or any portion of the business or assets of Grand or any Subsidiary of Grand or compels or seeks to compel Grand or its Affiliates to dispose of or hold separate all or any portion of the business or assets of Grand or any Subsidiary of Grand or seeks to impose any material limitation on the ability of Grand or any Subsidiary of Grand to conduct its Business or own such assets, (iii) could reasonably be expected to result in any material diminution in the benefits expected to be derived by Centralink as a result of the Transaction or (iv) has or has had a Material Adverse Effect on Grand or any Subsidiary of Grand, taken as a whole.

No Prohibition

.  On or after the date of this Agreement, there will not exist or have been enacted, entered, enforced, promulgated or deemed applicable to the Transaction, any Law or any other action taken by any court or other Governmental Entity that has resulted, or could reasonably be expected to result, directly or indirectly, in any of the consequences referred to in Section 9.03.

No Material Adverse Effect

.  Since the date hereof, there will not have occurred (or reasonably be expected to occur) any event, change or development which caused or constituted, or could reasonably be expected to cause or have a Material Adverse Effect on Grand, and Centralink shall have received a certificate from Grand US with respect thereto.

Legal Opinion

.  Centralink will have received the opinion of Katten Muchin Zavis Rosenman, counsel to Grand US, substantially in the form annexed as Exhibit B .

Exercise of Options and Warrants

.  Options and warrants currently outstanding for the purchase of shares of Grand US Common Stock shall have been exercised  as to no fewer than 1,002,858 such shares.

Reincorporation Merger

.  The Reincorporation Merger described in Section 2.01 shall have been completed in accordance with the terms of such section.

Shareholders’ Agreement

.  Centralink, Altro, Mars, Bachrach, Bachrach LLC and certain Affiliates of such Persons shall have entered into a Shareholders’ Agreement, substantially in the form attached as Exhibit C (the “Shareholders’ Agreement”), and the Board of Directors of Grand HK shall be constituted in accordance with the Shareholders’ Agreement.

Secretary’s Certificate

.  Centralink shall have received a certificates of the corporate secretary of Grand US and the company secretary of Grand HK certifying as to (i) the resolutions adopted by the board of directors and shareholders of Grand US and Grand HK, respectively, authorizing the execution, delivery and performance of this Agreement, (ii) if and as applicable, the good standing of Grand and its Subsidiaries and (iii) the Organizational Documents of Grand US and Grand HK, respectively, which are then in effect.

Effectiveness of Registration Statement; Listing of Shares

. The Registration Statement shall have become effective under the Securities Act and no stop order suspending the effectiveness thereof shall have been issued or be pending as of the Closing Date and Grand HK shall have received notification or approval from NASDAQ or such other nationally recognized stock exchange, no earlier than three (3) days prior to the Closing Date, that the Grand ADRs will be listed for trading on such exchange,  effective as of the Closing.

Resignations

.  Centralink will have received from each director of Grand US and each Subsidiary of Grand US such director’s written resignation and waiver of all rights of any nature whatsoever to compensation, effective as of the Closing.

Consents

.

Grand shall have obtained all Permits and Consents described in Schedule .

Indemnity Letter

.  Centralink shall have received a letter from Altro and Mars indemnifying Centralink from any fraud by Grand in inducing Centralink to enter into this Agreement or to consummate the Transaction or from any intentional or willful misrepresentation or breach of, or omission of any material fact in, the representations and warranties of Grand set forth in Article V.

No Adverse Tax Legislation.  There will not have been enacted by, or proposed or passed by any cognizant committee of, the United States Senate or House of Representatives any tax legislation that would materially and adversely affect the prospective tax treatment of Grand US as compared with the treatment Grand US would have received under Law in effect on the date of this Agreement, whether in respect of the Transaction or of the operations of Grand US and its Subsidiaries from and after the Closing Date.

CONDITIONS TO THE OBLIGATIONS OF GRAND

The obligations of Grand under this Agreement and the Transaction Documents are subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Grand, in writing, in whole or in part):

Representations, Warranties and Covenants

.

Each of the representations and warranties of Centralink contained in this Agreement, any Transaction Document to which it is a party and in any certificate or other writing delivered by Centralink pursuant hereto shall be true, complete and correct in all material respects (other than representations and warranties subject to “materiality” qualifiers, which shall be true, complete and correct as stated) both when made and on and as of the Closing as if made at and as of the Closing (other than representations and warranties which address matters only as of a certain date which shall have been true, complete and correct as of such certain date).

Centralink will have performed each of the covenants and agreements required to be performed by it pursuant to this Agreement and the Transaction Documents on or prior to the Closing.

Grand will have received a certificate executed by an officer of Centralink, dated as of the Closing Date, certifying that the conditions set forth in Sections  through 10.05 have been fulfilled.

Governmental Permits

.  No notice from any Governmental Entity, or part thereof, shall have been received which challenges or seeks to prohibit or limit the ownership or operation of all or any portion of the business or assets of the Company or any Subsidiary of the Company, or otherwise seeks to compel the Company or any Subsidiary of the Company to dispose or hold separate all or any portion of its business or assets or impose any material limitation on the ability of Grand, the Company or any Subsidiary of either Grand or the Company to conduct its business following the Closing.

No Litigation

.  No Action will have been threatened, instituted or pending which (i) challenges or seeks to restrain or prohibit, or may have the effect of preventing, delaying, making illegal or otherwise interfering with the consummation of the Transaction or the performance of the Agreement or the Transaction Documents or seeks Damages in connection therewith, (ii) challenges or seeks to prohibit or limit the ownership or operation by the Company or any Subsidiary of the Company of all or any portion of its  business or assets  or ownership by Grand HK of the Company Shares or compels or seeks to compel the Company or any Subsidiary of the Company  to dispose of or hold separate all or any portion of its  business or assets  or seeks to impose any material limitation on the ability of the Company or any Subsidiary of the Company  to conduct its  business  or own its  assets or the ability of Grand HK to own  the Company Shares, (iii) could reasonably be expected to result in any material diminution in the benefits expected to be derived by Grand HK as a result of the Transaction or (iv) has or has had a Material Adverse Effect on the Company or any Subsidiary of the Company, taken as a whole.

No Prohibition

.  On or after the date of this Agreement, there will not exist or have been enacted, entered, enforced, promulgated or deemed applicable to the Transaction, any Law or any other action taken by any court or other Governmental Entity that has resulted, or could reasonably be expected to result, directly or indirectly, in any of the consequences referred to in Section 10.03.

No Material Adverse Effect

.  Since the date hereof, there will not have occurred (or reasonably be expected to occur) any event, change or development which has had or could reasonably be expected to have a Material Adverse Effect on the Company or any Subsidiary of the Company taken as a whole, and Grand shall have received a certificate of Centralink with respect thereto.

No Adverse Tax Legislation

.  There will not have been enacted by, or proposed or passed by any cognizant committee of, the United States Senate or House of Representatives any tax legislation that would materially and adversely affect the prospective tax treatment of Grand US or its shareholders as compared with the treatment Grand US or its shareholders would have received under Law in effect on the date of this Agreement, whether in respect of the Transaction or of the operations of Grand US and its Subsidiaries from and after the Closing Date.

D&W Legal Opinion

.  Grand US and Grand HK will have received the opinion of Dorsey & Whitney, counsel to Centralink, in a form reasonably acceptable to Grand and its counsel.

Certificates of Good Standing/Incumbency

. Grand will have received from Overseas Management Trust (B.V.I.) Ltd., Morgan & Morgan Trust Corporation Limited, Pasea Estate, and Morgan & Morgan Trust Corporation (Belize) Limited of Jasmin Court certificates of incumbency and, if and as applicable, good standing in relation to Centralink, Great Wall Alliance Limited and Asian World Enterprises Co. Limited, respectively, in a form reasonably acceptable to Grand and its counsel.

Approval of Transfer

. Grand will have received from Centralink a copy, certified as true by a director or the secretary of the Company, of minutes of a meeting of the directors of the Company at which the transfer of all the Company Shares to Grand and its nominee and registration of Grand and its nominee as members of the Company are approved subject only to due stamping.

Resignations

.  Grand will have received the written resignations of the directors and company secretary of the Company and each Subsidiary of the Company, waiving all rights of any nature whatsoever to compensation, effective as of the Closing.

Books and Records

.  Centralink will have delivered and made available to Grand the Books and Records of the Company and each Subsidiary of the Company in accordance with Section  of this Agreement.

Shareholder Approval

.  The shareholders of Grand US shall have approved the Transaction in accordance with applicable Law.

Fairness Opinion; Value of the Company

.  Grand US shall have received an opinion, in form and substance acceptable to Grand and its counsel, from a nationally recognized valuation firm that (i) the Transaction is fair to the shareholders of Grand US from a financial point of view and (ii) will enable Grand to represent to its counsel that, based upon such factual information and representations as such valuation firm and Grand’s counsel shall require from Centralink concerning the acquisition and use of specified assets of the Company and its Subsidiaries, Grand HK will satisfy the substantiality test of Section 1.367(a)-3(c)(iii) of the Code following the consummation of the transactions with Centralink described in this Agreement.

Shareholders’ Agreement

.  Centralink, Altro and Mars and certain Affiliates of such Persons shall have entered into the Shareholders’ Agreement, the Board of Directors of Grand HK shall be reconstituted in accordance with the Shareholders’ Agreement and Centralink or Cornerstone shall have provided assurance, reasonably acceptable to Grand, which shall include posting of a bond or a letter of credit, that Centralink shall have the requisite financial capability to satisfy its obligations under the put option set forth therein.

Effectiveness of Registration Statement; Listing of Shares

. The Registration Statement shall have become effective under the Securities Act and no stop order suspending the effectiveness thereof shall have been issued or be pending as of the Closing Date, Grand HK shall have received notification or approval from NASDAQ or such other nationally recognized stock exchange, no earlier than three (3) days prior to the Closing Date, that the Grand ADRs will be listed for trading on such exchange,  effective as of the Closing and Grand HK shall have entered into Contracts with the Custodian and the Depositary described in Section 2.01(a)(ii)

.

Release of Guarantees

.  The Company and each Subsidiary of the Company shall have been released from any guarantee or other Liability which any of them may have relating to the Liabilities of Centralink or any Affiliate of Centralink.

Repayment of Outstanding Amounts

.  All outstanding amounts due to the Company or any Subsidiary of the Company from Centralink or any Affiliate of Centralink shall have been paid in full, other than amounts payable in the Ordinary Course of Business pursuant to the Contracts described in Sections 10.21 and 10.22.

Gatelink Transfer

.  The Gatelink Reorganization shall have been completed in accordance with Section 6.07.

Consents

.  Centralink shall have obtained all Permits and Consents set forth on Schedules 3.05 and 4.04.

Indemnity Letter

.  Grand HK shall have received a letter from Cornerstone indemnifying Grand HK from any fraud by Centralink in inducing Grand US and Grand HK to enter into this Agreement or to consummate the Transaction or from any intentional or willful misrepresentation or breach of, or omission of material fact in,  the representations and warranties of Centralink set forth in Articles III and IV, and Cornerstone shall have provided assurances, reasonably acceptable to Grand HK and Grand US (whether by posting a bond or otherwise), that it will discharge its obligations under such letter.

Hong Kong Facilities Sharing Agreement

.  The Company or the relevant Subsidiary or Subsidiaries of the Company shall have entered into facilities sharing Contract(s) with Toy Biz Worldwide limited (“Toy Biz”) or other Affiliates of Centralink for the sharing of office and management facilities in the HKSAR and related matters, such facilities sharing Contract to be on arms’-length terms and otherwise acceptable to Grand, acting reasonably.

HKTC Supply Agreement

.  HKTC shall have entered into a supply agreement with Toy Biz providing for the manufacture and sale of moulds and toys for Toy Biz, such supply agreement to be on arms’-length terms and otherwise acceptable to Grand, acting reasonably, and shall supersede, in its entirety, the agreement entered into by HKTC and Toy Biz in July, 2001.

TERMINATION

Termination Events

.  This Agreement may, by notice given prior to or at the Closing, be terminated:

by mutual written consent of Grand US, Grand HK and Centralink;

by Grand US or Centralink pursuant to Section ;

(i) by Grand US if satisfaction of any of the conditions contained in Article X of this Agreement becomes impossible, other than through the failure of Grand US or Grand HK to comply with its obligations under this Agreement, and Grand US and Grand HK have not waived such condition on or before the Closing Date; or (ii) by Centralink if satisfaction of any of the conditions contained in Article IX of this Agreement becomes impossible, other than through the failure of Centralink to comply with its obligations under this Agreement, and Centralink has not waived such condition on or before the Closing Date;

by either Grand US or Centralink if the Closing has not occurred, other than through the failure of the Party seeking to terminate this Agreement fully to comply with its obligations under this Agreement, on or before February 29, 2004, or such later date as the Parties may agree upon; or

by either Grand US or Centralink if the other Party has committed a material breach of this Agreement and such breach has not been waived.

Effect of Termination.

Termination of this Agreement pursuant to Section  will terminate all obligations of the Parties hereunder except for those covenants and obligations contained in Sections ,  and  and this Section ; provided, however, that termination by either Party (the “Terminating Party”) pursuant to clause (c), (d) or (e) of Section  will not relieve a Party in material breach of its obligations hereunder (the “Breaching Party”) for any Liability to the Terminating Party with respect to such breach.

If either Grand US or Centralink should terminate this Agreement pursuant to Section , then as Centralink’s sole and exclusive remedy hereunder, Grand US shall pay to Centralink, within three (3) business days, the greater of the following amounts:

the amount of the expenses actually incurred by Centralink and its Affiliates in connection with the Transaction and the Transaction Documents; or

five hundred thousand United States dollars (US$500,000); and

In the event that Grand US should fail to pay timely any amount due to Centralink under this Section , interest thereon shall accrue at the rate of 12% per annum from the date such payment is due until the date such payment is made.

In the event of termination of this Agreement for any reason other than those described in subsections (a) and (b) of this Section , each Party will bear all expenses incurred by it in connection with this Agreement and the Transaction Documents; provided, however, that each Party shall remain liable for those expenses with respect to which each has agreed to share equally, including certain fees payable in connection with any proposed transaction with F4A.

SURVIVAL AND INDEMNIFICATION

Survival

. Notwithstanding any right of either Party to fully investigate the affairs of the other Party (and, in the case of Grand, of the Company) and any knowledge of facts determined or determinable by such Party pursuant to such investigation or right of investigation, the representations, warranties, covenants and agreements of the other Party contained in this Agreement, or listed or disclosed on any Schedule hereto or in any other Transaction Document shall survive the Closing.  All covenants, agreements and Closing certifications made by the Parties shall survive the execution and delivery of this Agreement and the Closing hereunder.  All of the representations and warranties made by the Parties shall survive the execution and delivery of this Agreement and the Closing hereunder for a period of twenty-four (24) months following the Closing Date; provided, however, that there shall be no termination of any such representation or warranty as to which a claim has been asserted prior to the termination of such survival period, provided further, that the representations and warranties made by Centralink in Section 3.11(h) and Section 3.11(k)-(m) shall survive for the applicable Tax law statute of limitations period plus 10 days.

Indemnification

.

Subject to Section , each Party (the “Indemnitor”) agrees, promptly upon the determination of Damages, to indemnify and hold harmless the other Party, its Affiliates and their respective Representatives (the “Indemnitees”), from and against all Damages resulting, directly or indirectly, from or in connection with:

any misrepresentation or breach of any warranty made by the Indemnitor in this Agreement or any agreement or instrument delivered in connection with the Transaction without giving effect to any supplement or amendment to the Schedules or other notice delivered or required to be delivered pursuant to Section ;

any breach of any covenant, agreement or other obligation of the Indemnitor contained in this Agreement; and

any hazard or defect, or alleged hazard or defect, in the manufacture, design, material or workmanship of any product (including any part or component) shipped or manufactured by, or services provided by, the Indemnitor or any Subsidiary of the Indemnitor prior to the Closing Date.

Centralink agrees to indemnify and hold harmless Grand, its Affiliates and their respective Representatives from and against any and all Damages resulting, directly or indirectly, from or in connection with: (i)  to the extent that such Taxes exceed the Taxes which are included as a current liability in the Latest Company Balance Sheet, any and all Taxes of the Company or any Subsidiary of the Company for periods or portions thereof ending on or before the Closing Date, including taxes required to be withheld, but excluding Taxes for which reserves have been established to reflect timing differences between book and Tax income and (ii) except for Taxes payable by Grand HK pursuant to Section 2.07 hereof, any and all Taxes imposed upon or assessed against any of Grand HK, the Company, any Subsidiary of the Company or their respective assets as a result of the transfer to Grand HK of the Company Shares pursuant to this Agreement.

Procedure for Indemnification.

Third Party Claims.

Promptly after receipt by an Indemnitee of notice of the commencement of any Action by a third party (a “Third Party Claim”) with respect to any matter for which indemnification is or may be owing pursuant to Section , the Indemnitee will give notice thereof to the Indemnitor; provided, however, that the failure of the Indemnitee to notify the Indemnitor will not relieve the Indemnitor of any of its obligations hereunder, except to the extent that the Indemnitor demonstrates that the defense of such Third Party Claim has been actually prejudiced by the Indemnitee’s failure to give such notice.

If any Action referred to in Section 2(b) is brought against an Indemnitee and it gives notice to the Indemnitor of the commencement of such Action, the Indemnitor will, unless the Action involves Taxes, be entitled to participate in such Action, and (unless (x) the Indemnitor is also a party to such Action and the Indemnitee determines in good faith that joint representation would be inappropriate upon the advice of outside counsel that a conflict of interest exists between the Indemnitee and the Indemnitor with respect to such Action, or (y) the Indemnitor fails to provide reasonable assurance to the Indemnitee of its financial capacity to defend such Action and provide indemnification with respect to such Action) may assume the defense of such Action with counsel satisfactory to the Indemnitee and, after notice from the Indemnitor to the Indemnitee of its election to assume the defense of such Action, the Indemnitor will not, as long as it diligently conducts such defense, be liable to the Indemnitee under this Article XII for any fees of other counsel with respect to the defense of such Action, in each case subsequently incurred by the Indemnitee in connection with the defense of such Action.

If the Indemnitor assumes the defense of an Action, (x) no compromise or settlement of the Third Party Claim or Action may be effected by the Indemnitor without the Indemnitee’s consent unless (A) there is no finding or admission of any violation of Law or any violation of the rights of any Person and the compromise or settlement will have no effect on, or provide, grounds for the basis of, any other Third Party Claims that may be made against the Indemnitee, and (B) the sole relief provided is monetary damages that are paid in full by the Indemnitor; and (y) the Indemnitee will have no Liability with respect to any compromise or settlement of such Claims or Action effected without Indemnitee’s consent.  Notwithstanding the assumption by the Indemnitor of the defense of any Claim or Action as provided in this Section (b), the Indemnitee will be permitted to join in such defense and to employ counsel at its own expense.  If notice pursuant to Section (b) is given to an Indemnitee of the commencement of any Action and the Indemnitor does not, within ten (10) days after such Indemnitee’s notice is given, give notice to the Indemnitee of its election to assume the defense of such Action, the Indemnitor will be bound by any determination made in such Action or any compromise or settlement effected by the Indemnitee.

Notwithstanding the foregoing, if the Indemnitee determines in good faith that there is a reasonable probability that an Action may adversely affect it or its Affiliates other than as a result of monetary Damages for which it would be entitled to indemnification under this Agreement, the Indemnitee may, by notice to the Indemnitor, assume the exclusive right to defend, compromise or settle such Action, but the Indemnitor will not be bound by any determination of an Action so defended or any compromise or settlement effected without its consent, which may not be unreasonably withheld.

Indemnitor and Indemnitee agree to provide each other with reasonable access during regular business hours to the properties, Books and Records and Representatives of the other, as reasonably necessary in connection with the preparation for an existing or anticipated Action involving a Third Party Claim and its obligations with respect thereto pursuant to this Article XII.

Direct Claims.  Any claim by an Indemnitee for indemnification not involving a Third Party Claim (a “Direct Claim”) may be asserted by giving the Indemnitor notice thereof.  If the Indemnitor does not notify the Indemnitee within thirty (30) calendar days following its receipt of such notice that the Indemnitor disputes its Liability to the Indemnitee under Section , the claim specified by the Indemnitee in such notice will be conclusively deemed a Liability of the Indemnitor under Section  and the Indemnitor will pay the amount of such Liability to the Indemnitee on demand or, in the case of any notice in which the amount of the claim (or any portion thereof) is estimated, on such later date as the amount of such claim (or such portion thereof) becomes finally determined.

Payment

.  With respect to any Third Party Claim for which indemnification is payable hereunder, Indemnitor will pay Indemnitee promptly after (i) the entry of judgment against the Indemnitee and the expiration of any applicable appeal period; (ii) the entry of a non-appealable judgment or final appellate decision against the Indemnitee; or (iii) the execution of any settlement agreement with respect to such Third Party Claim.

Right to Indemnification Not Affected by Knowledge or Waiver

.

The right to indemnification, payment of Damages or other remedy based upon breach of representations, warranties, covenants, agreements or obligations will not be affected by any investigation conducted with respect to, or knowledge acquired (or capable of being acquired) at any time, whether before or after the execution and delivery of this Agreement or the Closing Date, with respect to the accuracy or inaccuracy of or compliance with any such representation, warranty, covenant, agreement or obligation.

The waiver of any condition based on the accuracy of any representation or warranty, or on the performance of or compliance with any covenant, agreement or obligation, will not affect the right to indemnification, payment of Damages or other remedy based on such representations, warranties, covenants, agreements and obligations.

Sole and Exclusive Remedy

.  Except as otherwise expressly provided herein, in the absence of fraud or intentional misrepresentation or intentional breach of warranty or covenant, indemnification pursuant to this Article XII will be the exclusive remedy of each Party against the others for the matters subject to indemnification set forth in this Article XII and will be in lieu of other remedies with respect thereto.

Limitations on Liability

.

No Person seeking to be indemnified hereunder will be entitled to any recovery from the proposed Indemnitor unless a claim for indemnification, specifying the factual basis of that claim in reasonable detail to the extent then known, is made on or before the expiration of time period for survival set forth in Section .

Neither Party shall be liable to indemnify the other Party for Damages in excess of two million four hundred thousand United States dollars (US$2,400,000) or the equivalent thereof in other currencies with respect to a Direct Claim based upon the circumstances described in clause (i) of Section .  The foregoing limitation shall not apply to any claim for indemnification pursuant to either of clauses (ii) or (iii) of Section 12.02, with respect to any Third Party Claim or with respect to any Liability resulting from a breach of Sections 3.11(h) and Sections 3.11(k)-(m).

(i)

Grand HK shall have the right, at its option, to satisfy any Direct Claim subject to the limitation set forth in the first sentence of Section  by causing to be issued to Centralink that number of Grand ADRs which shall be equal, at the Market Price, to the amount of the Damages subject to indemnification.

(ii)

Centralink shall have the right, at its option, to satisfy any Direct Claim subject to the limitation set forth in the first sentence of Section  by surrendering to Grand HK that number of Grand ADRs which shall be equal, at the Market Price, to the amount of the Damages subject to indemnification.

Indemnification Threshold

.  In the absence of fraud or intentional misrepresentation or intentional breach of warranty, the Liability of an Indemnitor with respect to any claim for indemnification under Section  shall not be payable unless and until the aggregate amount of Damages suffered or incurred by Indemnitee shall exceed one hundred fifty thousand United States dollars (US$150,000) or the equivalent thereof in other currencies, in which event the said amount shall be deducted from the actual amount of the Damages so suffered or incurred.

MISCELLANEOUS PROVISIONS

Expenses

.

Subject to the provisions of Section , Article XII and Section , prior to Closing, each of the Parties will pay all costs and expenses incurred by it or on its behalf in connection with the Agreement and the Transaction, including fees and expenses of its own Representatives, other than those fees which the Parties have previously agreed to share equally. Grand acknowledges and agrees, however, that (i) all expenses paid by Centralink prior to Closing arising out of or related to the negotiation, preparation, execution, delivery or performance of this Agreement or the other Transaction Documents, or the consummation of the Transaction, will be reimbursed prior to Closing by Grand US, and (ii) all such expenses incurred but unpaid prior to Closing, together with reasonable estimates of the expenses associated with the Closing and post-Closing actions, will be paid by Grand US immediately prior to Closing

If an Action is brought by a party to this Agreement for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party will be entitled to recover legal fees and costs incurred in that Action in addition to any other relief to which it may be entitled.

Notices

.  All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written or electronic confirmation of receipt), (b) sent by facsimile (with written confirmation of receipt), provided, that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and facsimile numbers set forth below (or to such other addresses and facsimile numbers as a Party may designate by notice to the other Party):

If to Centralink:

Centralink Investments Limited

Room UG 202, Floor UG2,

Chinachem Golden Plaza

77 Mody Road

Tsimshatsui East

Kowloon, Hong Kong

Attention:  Mr. Henry Hu

Facsimile No.:  852-2520-5515

with a copy to:

Dorsey & Whitney

One Pacific Place, Suite 3008

88 Queensway

Hong Kong

Attention: Steven C. Nelson, Esq,

Facsimile No.: 011-852-2524-3000

If to Grand US or Grand HK prior to Closing:

Grand Toys International, Inc.

1710 Route Transcanadienne

Dorval, QC  H9P 1H7

Canada

Attention:  Mr. Elliot L. Bier

Facsimile No.: (514) 685-2825

with a copy to:

Katten Muchin Zavis Rosenman

575 Madison Avenue

New York, New York 10022

Attention:  Paul J. Pollock, Esq.

Facsimile No.:  (212) 894-5511

If to Grand US or Grand HK subsequent to Closing:

Grand Toys International, Ltd.

Room UG 202, Floor UG2,

Chinachem Golden Plaza

77 Mody Road

Tsimshatsui East

Kowloon, Hong Kong

Attention:  Mr. Henry Hu

Facsimile No.:  852-2520-5515

with a copy to:

Katten Muchin Zavis Rosenman

575 Madison Avenue

New York, New York 10022

Attention:  Paul J. Pollock, Esq.

Facsimile No.:  (212) 894-5511

Arbitration

.  Except with respect to any dispute, Claim or controversy arising out of Sections 6.01, 6.02, 6.05, 7.02 and 7.04, any dispute, Claim or controversy arising out of or in connection with this Agreement shall be finally determined by arbitration in accordance with the International Arbitration Rules of the American Chamber of Commerce.  Unless the Parties agree otherwise, there shall be three arbitrators.  The place of arbitration shall be New York, New York, United States of America and the language of the arbitration shall be English.  None of the Parties shall contest the choice of New York as the proper forum for such dispute and notice in accordance with Section  shall be sufficient for such arbitration panel to conduct such proceedings.  Except as the arbitrators shall otherwise determine, the evidentiary aspects of the arbitral proceedings shall be conducted in accordance with the Rules on the Taking of Evidence in International Commercial Arbitration adopted by the Council of the International Bar Association on June 1, 1999.

Governing Law

.  This Agreement will be interpreted and construed in accordance with and governed by the law of the State of New York, which shall be the proper law of this Agreement notwithstanding any rule or principle of conflict of laws under which any other body of law would be made applicable.

Waiver

.  Except as otherwise provided herein, the rights and remedies of the Parties to this Agreement are cumulative and not alternative.  Neither the failure nor any delay by any party in exercising any right, power or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power or privilege, and no single or partial exercise of any such right, power or privilege will preclude any other or further exercise of such right, power or privilege or the exercise of any other right, power or privilege.  To the maximum extent permitted by Law, (i) no claim or right arising out of this Agreement or the Transaction Documents can be discharged by either Party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other Party; (ii) no waiver that may be given by a Party will be applicable except in the specific instance for which it is given and will not operate as a waiver of, or estoppel with respect to, any subsequent or other failure or noncompliance; and (iii) no notice to or demand upon one Party will be deemed to be a waiver of any obligation of such Party or of the right of the Party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the Transaction Documents.

Entire Agreement and Modification

.  This Agreement and the other Transaction Documents constitute a complete and exclusive statement of the terms of the agreement between the Parties with respect to the subject matter contained herein and therein and supersede all prior discussions, negotiations, proposals, offers, understandings and agreements between the Parties, including the Letter of Intent other than paragraph 14 thereof, which shall survive until the earlier of the termination of this Agreement or Closing, but excluding that certain Confidentiality Agreement by and among Grand, Centralink and F4A (the “Confidentiality Agreement”).

No Oral Modification

.  This Agreement may not be amended except by a written Contract executed by the Party sought to be charged with the amendment.  Any attempted amendment in violation of this Section  will be void ab initio.

Assignments, Successors, and No Third-Party Beneficiaries

.  Neither Party may assign any of its rights under this Agreement or any Transaction Document without the prior written consent of the other Party.  Subject to the preceding sentence, this Agreement and the Transaction Documents will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the Parties.  Nothing expressed or referred to in this Agreement or the Transaction Documents will be construed to give any Person other than the Parties any legal or equitable right, remedy or claim under or with respect to this Agreement or the Transaction Documents, or any provision of this Agreement or the Transaction Documents, except that Indemnitees will be entitled to indemnification as set forth in Article XII.  Subject to the preceding sentence, this Agreement and the Transaction Documents and all of its provisions and conditions are for the sole and exclusive benefit of the Parties and their successors and permitted assigns.

Severability

.  If any provision of this Agreement is held invalid or unenforceable by any court or arbitration tribunal of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect.  Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

Captions; Currency

.  The article, section and paragraph captions herein and the table of contents hereto are for convenience of reference only, do not constitute part of this Agreement and will not be deemed to limit or otherwise affect any of the provisions hereof.

Exhibits and Schedules

.  All exhibits and schedules are hereby incorporated in and made a part of this Agreement as if set forth in full herein.  Capitalized terms used in the Transaction Documents but not otherwise defined therein will have the respective meanings assigned to such terms in this Agreement.

Interpretation; Contra Preferendum Principle Excluded

.  For the purposes of this Agreement, (i) words in the singular will be held to include the plural and vice versa and words of one gender shall be held to include the other gender as the context requires, (ii) the terms “hereof”, “herein”, and “herewith” and words of similar import will, unless otherwise stated, be construed to refer to this Agreement as a whole and not to any particular provision of this Agreement, (iii) the word “or” will not be exclusive, (iv) the phrase “made available” will mean that the information referred to has been made available if requested by the party to whom such information is to be made available, (v) a “breach” of a representation, warranty, covenant, obligation or other provision of this Agreement or any Transaction Document will be deemed to have occurred if there is or has been (x) any inaccuracy in or breach of or any failure to perform or comply with, such representation, warranty, covenant, obligation, or other provision, or (y) any claim by any Person or other occurrence or circumstance that is or was inconsistent with such representation, warranty, covenant, obligation or other provision; and the term “breach” means any such inaccuracy, failure, Claim, occurrence or circumstance.  The Parties have participated jointly in the negotiation and drafting of this Agreement, and this Agreement will not be construed for or against either Party by reason of the authorship or alleged authorship of any provision hereof or by reason of the status of the respective Parties.

Time of Essence

.  With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

Counterparts; Facsimile

.  This Agreement may be executed simultaneously in two or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which together will be deemed to constitute one and the same Contract and may be executed by facsimile.

[Signature Page Follows]

IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the Parties or their duly authorized officers as of the date first written above.

GRAND TOYS INTERNATIONAL, INC. By: /s/ Elliot L. Bier Elliot L. Bier Chairman
GENIUS GLORY LIMITED By: __/s/Elliot L. Bier__________________ Elliot L. Bier Director
CENTRALINK INVESTMENTS LIMITED By: /s/Henry Hu Managing Director

Exhibit 3.9

AMENDMENT NO. 1 TO

SUBSCRIPTION AND EXCHANGE AGREEMENT

This Amendment No. 1 to the Subscription and Exchange Agreement is made and entered into as of March 6, 2004 by and among GRAND TOYS INTERNATIONAL, INC., a corporation organized under the laws of the State of Nevada, USA (“Grand US”), GRAND TOYS INTERNATIONAL LIMITED (formerly Genius Glory Limited), a private limited company organized under the laws of the Hong Kong Special Administrative Region of the Peoples’ Republic of China (“Grand HK”), and CENTRALINK INVESTMENTS LIMITED, a limited company organized under the laws of the British Virgin Islands (“Centralink”).

RECITALS

WHEREAS, on November 14, 2003, Grand US, Grand HK and Centralink entered into a certain Subscription and Exchange Agreement (the “Agreement”); and

WHEREAS, Grand US, Grand HK and Centralink desire to modify certain provisions of the Agreement.

NOW THEREFORE, in consideration of the mutual representations, warranties, covenants and agreements, and upon the terms and subject to the conditions hereinafter set forth, the Parties hereto agree as follows:

1.

Section 11.01(d) of the agreement is hereby amended by deleting the text thereof in its entirety and, as so amended, shall read in its entirety as follows:

“(d)

by either Grand US or Centralink if the Closing has not occurred, other than through the failure of the Party seeking to terminate this Agreement fully to comply with its obligations under this Agreement, on or before May 31, 2004, or such later date as the Parties may agree upon; or”

2.

Section 13.01(a) of the agreement is hereby amended by deleting the text thereof in its entirety and, as so amended, shall read in its entirety as follows:

“(a)

Subject to the provisions of Section 11.02, Article XII and Section13.01(b), prior to Closing, each of the Parties will pay all costs and expenses incurred by it or on its behalf in connection with the Agreement and the Transaction, including fees and expenses of its own Representatives, other than those fees which the Parties have previously agreed to share equally. The Parties acknowledge and agree, however, that (i) all expenses paid by Centralink prior to Closing arising out of or related to the negotiation, preparation, execution, delivery or performance of this Agreement or the other Transaction Documents, or the consummation of the Transaction, will be reimbursed prior to Closing by Playwell, (ii) Playwell shall cause to be paid all expenses incurred by Centralink but unpaid prior to Closing, together with reasonable estimates of the expenses associated with the Closing and post-Closing actions, and (iii) Centralink shall cause to be paid or reimbursed all expenses paid or incurred by Grand prior to Closing arising out of or related to the negotiation, preparation, execution, delivery or performance of this Agreement or the other Transaction Documents, or the consummation of the Transaction.”

3.

This amendment no. 1 to the agreement will be interpreted and construed in accordance with and governed by the law of the state of New York, which shall be the proper law of this agreement notwithstanding any rule or principle of conflict of laws under which any other body of law would be made applicable.

4.

Except as amended hereby, the terms of the agreement shall remain in full force and effect and are incorporated herein by reference.

1.

Capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in the agreement.

2.

This amendment no. 1 to the agreement may be executed simultaneously in two or more counterparts, each of which will be deemed to be an original copy of this amendment no. 1 and all of which together will be deemed to constitute one and the same contract and may be executed by facsimile.

[Signature Page Follows]

IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the Parties or their duly authorized officers as of the date first written above.

GRAND TOYS INTERNATIONAL, INC. By: _/s/ Elliot L. Bier____________________ Elliot L. Bier Chairman
GRAND TOYS INTERNATIONAL LIMITED By: _/s/ Elliot L. Bier_____________________ Elliot L. Bier Director
CENTRALINK INVESTMENTS LIMITED By: _/s/ Henry Hu__________________ Henry Hu Managing Director

Exhibit 3.10

EMPLOYMENT AGREEMENT

AGREEMENT, dated as of the 1st day of January , 2003, by and between GRAND TOYS INTERNATIONAL, INC., a Nevada corporation with principal executive offices at 1710 Transcanadienne Highway, Dorval, Quebec, Canada H9P 1H7 (“Grand"), and TANIA M. CLARKE, residing at 5622 Shumack Cres., Pierrefonds, Quebec, H8Z 3K3 ("Clarke").

WHEREAS Grand is engaged in the business of the importing, manufacturing, licensing and selling, at the wholesale and retail level of toy products;

AND WHEREAS Clarke has served as Executive Vice-President and Chief Financial Officer of Grand, and Clarke and Grand are desirous of formalizing their understanding for Employee’s continuance as Executive Vice-President and Chief Financial Officer of Grand, all upon the terms and subject to the conditions hereinafter provided.

NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto, intending to be legally bound, agree as follows:

1.

Employment; Duties.

Grand agrees to employ Clarke, and Clarke agrees to be employed by Grand, upon the terms and subject to the conditions of this Agreement.

2.

Term.

The term of this Agreement (the “Term”) shall be for a period of three (3) years commencing on the date hereof (the “Commencement Date”) and ending on December 31, 2005, unless sooner terminated as hereinafter provided (the "Initial Term"); provided however, that the Term of this Agreement shall automatically be extended for one additional year after the expiration of each year of the Term (each such year being a "Renewal Term") unless either Grand or Clarke notifies the other within 30 days prior to the end of any year that it elects not to further extend the Term beyond the Initial Term or any Renewal Term.

3.

Duties; Best Efforts; Indemnification.

(a)

Clarke shall serve as Executive Vice-President and Chief Financial Officer of Grand, subject only to the policy directions from the President and Chief Executive Officer of Grand. Clarke shall have general supervision and control over, and responsibility for, the overall operations of Grand, including, but not limited to, the power to hire and fire all personnel, and shall have such other duties as customarily performed by the Executive Vice-President and Chief Financial Officer of a company of similar size engaged in the Business (as hereinafter defined) or a similar business.  Clarke shall also have such other powers and duties as may be from time to time prescribed by the President and Chief Executive Officer of Grand, provided that the nature of Clarke's powers and duties so prescribed shall not be inconsistent with Clarke's position and duties hereunder.

(b)

During the Term, Clarke shall devote her full time and attention during normal business hours to the business and affairs of Grand, shall devote his best efforts, energy and skill to advance the best interests of Grand.  During the Term it shall not be a violation of this Agreement for Clarke to, (i) serve on corporate, civic or charitable boards or committees, (ii) deliver lectures, fulfill speaking engagements or teach at educational institutions and (iii) manage personal investments and otherwise actively engage in other business activities, so long as such activities do not interfere with the performance of Clarke's responsibilities as an employee of Grand in accordance with this Agreement and are not competitive with the business of Grand.  It is expressly understood and agreed that to the extent that any such activities have been conducted by Clarke prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the date hereof shall not thereafter be deemed to interfere with the performance of Clarke's responsibilities and duties.

(c)

Subject to the provisions of Grand's Certificate of Incorporation and Bylaws, each as amended from time to time, Grand shall indemnify Clarke to the fullest extent permitted by the General Corporation Law of the State of Nevada, as amended from time to time, for all amounts (including, without limitation, judgments, fines, settlement payments, expenses and attorney's fees) incurred or paid by Clarke in connection with any action, suit, investigation or proceeding arising out of or relating to the performance by Clarke of services for, or the acting by Clarke as a director, officer or employee of, Grand, or any other person or enterprise at Grand's request the whole provided Clarke was not negligent or at fault  Grand shall use its best efforts to obtain and maintain in full force and effect during the Term directors' and officers' liability insurance policies providing full and adequate protection to Clarke for her capacities, provided that the Board of Directors of Grand shall have no obligation to purchase such insurance if, in its opinion, coverage is available only on unreasonable terms.

4.

Place of Performance.

In connection with her employment by Grand, Clarke shall be based at the principal executive offices of Grand, which shall be in Montreal, Canada.  If Grand's principal executive offices are relocated more than fifty (50) miles from their present location without the consent of Clarke, Clarke shall have the right, prior to such relocation, to terminate his employment hereunder pursuant to Section 6 hereof; provided, however, that if Clarke does not exercise such right and instead remains in the employ of Grand following such relocation, Grand will promptly pay (or reimburse Clarke for) all reasonable moving and moving-related expenses incurred by Clarke as a consequence of a change of his principal residence in connection with any such relocation of Grand's principal executive offices.

5.

Compensation and Benefits.

(a)

Grand shall pay to Clarke a base salary (the "Base Salary") at a rate of not less than $125,000 (Canadian) per annum, payable in accordance with Grand Canada payroll schedule during the Term.  The Base Salary shall increase to $150,000 per annum beginning on January 1, 2004.  Thereafter, the Base Salary shall automatically increase at the end of each calendar year during the Term by the annual percentage increase, if any, in the Consumer Price Index (all items, Montreal).  In addition to the foregoing, the Board of Directors of Grand at least annually will review the Base Salary and other compensation during the Term with a view to the increase thereof based upon Clarke's performance, the performance of Grand, inflation, then prevailing industry salary scales and other relevant factors.  The Base Salary provided hereunder, as increased by the President and Chief Executive Officer of Grand from time to time, shall not be reduced without Clarke's consent.  No increase in the Base Salary shall serve to limit or reduce any other obligation to Clarke under this Agreement.

(b)

Grand shall pay directly for all automobile expenses incurred by Clarke including, without limiting the generality of the foregoing, monthly lease or purchase cost, insurance, telephone and all associated expenses, upkeep, repairs and all other related costs and expenses.

(c)

Grand shall contribute, on behalf of the Employee, fifty percent (50%) of the Maximum annual R.R.S.P. contribution as dictated by Revenue Canada.

(d)

Clarke shall be eligible to receive a cash bonus (the "Bonus"), in addition to and separate from Clarke's Base Salary, from a bonus pool which shall be established by the Grand’s Bonus Plan, the Board of Directors of Grand and maintained in effect during the Term.  The bonus pool shall be based upon the achievement of reasonable target performance objectives to be set forth in Grand’s annual budget.  The amount of such Bonus, if any, shall be determined by the Board, on the recommendation of the President and Chief Executive Officer of Grand, in its sole discretion.  Such Bonus shall be paid within ninety days after the end of each of Grand’s fiscal year.

(e)

Grand shall promptly pay to Clarke the reasonable expenses incurred by her in the performance of his duties hereunder, including, without limitation, those incurred in connection with business related travel or entertainment, or, if such expenses are paid directly by Clarke, shall promptly reimburse her for such payment, provided that Clarke properly accounts therefor in accordance with Grand's policy.

(f)

Clarke shall be entitled to participate in or receive benefits under any pension plan, profit sharing plan, stock option plan, stock purchase plan or arrangement, health and accident plan or any other employee benefit plan or arrangement made available now or in the future by Grand to its employees and key management employees.

Grand may, at its discretion, subscribe for and maintain, on behalf of Clarke, life insurance, key-man insurance and long-term disability insurance, in such amount and upon such terms or conditions as Grand may deem reasonable.  Clarke shall cooperate with Grand in connection with the obtaining of any such policies, including the submission to physical examination and blood testing.

(a)

Clarke shall be entitled to paid vacation days in each calendar year determined by Grand from time to time, but not less than four (4) weeks in any calendar year.  Vacation shall be prorated in any calendar year of the Term during which Clarke is employed hereunder for less than an entire year in accordance with the number of days in such year during which she is so employed.  Clarke shall also be entitled to all paid holidays given by Grand to its employees and key management employees.

(b)

Clarke shall receive an annual health club membership as part of her compensation package.

(c)

Clarke shall receive the annual fees, dues and memberships for professional associations

6.

Termination.

Clarke's employment hereunder shall be terminated upon Clarke's death or Clarke's voluntarily leaving the employ of Grand (other than for Good Reason), and may be terminated by Grand as follows:

(a)

By Grand for "Cause."  For purposes of this Agreement, a termination for Cause shall mean a determination that Clarke has:

(i)

willfully failed to comply with any of the material terms of this Agreement;

(ii)

willfully and continually failed to perform his duties hereunder;

(iii)

engaged in gross negligence or misconduct, including without limitation, the misappropriation of funds;

(iv)

been under the influence of drugs or alcohol during the performance of his duties hereunder;

(v)

engaged in sexual harassment or other conduct violative of laws governing the workplace; or

(vi)

been convicted of a felony or a crime of moral turpitude, fraud or dishonest act;

provided, however, that, the cessation of employment of Clarke shall not be deemed to be for Cause pursuant to clauses (i) or (ii) above unless and until there shall have been delivered to Clarke a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after not less than 30 days notice is provided to Clarke and Clarke is given an opportunity, together with counsel, to be heard before the Board or otherwise cure the actions constituting Cause), finding that, in the good faith opinion of the Board, Clarke is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.  For purposes of this Section 6(a), no act or failure to act, on the part of Clarke, shall be considered "willful,” unless it is done, or omitted to be done, by Clarke in bad faith or without reasonable belief that Clarke's action or omission was in the best interests of Grand.  Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for Grand shall be conclusively presumed to be done, or omitted to be done, by Clarke in good faith and in the best interests of Grand.

(b)

By Grand as a result of Clarke's Disability.  For purposes of this Agreement, "Disability" shall mean the absence of Clarke from Clarke's duties with Grand and its affiliated companies on a full-time basis for 180 consecutive business days or 180 days in any one year period as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by Grand or its insurers and acceptable to Clarke or Clarke's legal representative.  If Grand determines in good faith that the Disability of Clarke has occurred, it may give to Clarke written notice of its intention to terminate Clarke's employment.  In such event, Clarke's employment with Grand shall terminate effective on the 30th day after receipt of such notice by Clarke; provided that, within the 30 days after such receipt, Clarke shall not have returned to full-time performance of Clarke's duties. For purposes of this Section 6(b), Clarke agrees to make herself available and to cooperate in any reasonable examination by a reputable independent physician retained by Grand.

(c)

By Clarke for Good Reason.  For purposes of this Agreement, "Good Reason" shall mean:

(i)

the assignment to Clarke of any duties inconsistent in any respect with Clarke's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 3 hereof, or any other action by Grand which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by Grand promptly after receipt of notice thereof given by Clarke;

(ii)

any failure by Grand to comply with any of the provisions of Section 5, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by Grand promptly after receipt of notice thereof given by Clarke;

(iii)

a requirement by Grand that Clarke be based at any office or location other than as provided in Section 4 hereof or that Clarke travel on business of Grand to a substantially greater extent than required immediately prior to the date hereof;

(iv)

any purported termination by Grand of Clarke's employment otherwise than as expressly permitted by this Agreement; or

(v)

any failure by Grand to comply with and satisfy Section 14; or

(vi)

any decision by Clarke to terminate his employment within one year following a Change in Control.

For purposes of this Section 6(c), any good faith determination of "Good Reason" made by Clarke shall be conclusive.  For the purpose of this Agreement, a "Change of Control" shall mean:

(1)

The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty percent (30%) or more of either (A) the then outstanding shares of common stock of Grand (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of Grand entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute a Change of Control: (1) any acquisition directly from Grand, (2) any acquisition by Grand, (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by Grand or any Person controlled by Grand or (4) any acquisition by any Person pursuant to a transaction which complies with clauses (A), (B) and (C) of subsection (3) of this Section 6(c); or

(2)

Individuals who, immediately after the Commencement Date, constitute the Board of Grand (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided, however, that any individual becoming a director subsequent to the Commencement Date whose election, or nomination for election by Grand's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3)

Consummation after the Commencement Date of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of Grand or the acquisition of assets of another corporation (a "Business Combination"), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding any employee benefit plan (or related trust) of Grand or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, thirty percent (30%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

(4)

Approval by the stockholders of Grand of a complete liquidation or dissolution of Grand

7.

Effect of Termination.

(a)

In the event of the termination of Clarke's employment as a result of Clarke's death, Grand shall (i) pay to Clarke's estate her Base Salary through the date of her death (pro rated for any partial month), (ii) pay to Clarke's estate her pro rated Bonus in accordance with Section 5(d), (iii) reimburse Clarke's estate for any expenses pursuant to Section 5(e) (the amounts payable pursuant to the foregoing clauses (i), (ii) and (iii) are hereafter referred to as the “Accrued Obligations”) and (iv)  for the longer of eighteen (18) months following death or the balance of the Term or Renewal Term (as if such termination had not occurred), Grand shall (A) continue to pay Clarke the Base Salary in effect at the time of such termination less the amount, if any, then payable to Clarke under any life insurance policy and (B) provide Clarke and her family, at Grand’s expense, continuation coverage under all Blue Cross/Blue Shield, major medical and other health, accident, life or other disability plans and programs in which Clarke and such family members participated immediately prior to such termination.

(b)

In the event of the termination of Clarke's employment by Grand for Cause or by Clarke voluntarily (other than for Good Reason), Grand shall pay to Clarke the Accrued Obligations, and Clarke shall have no further entitlement to any other compensation or benefits from Grand except as provided by applicable law.

(c)

In the event of the termination of this Agreement and Clarke’s employment by Grand due to Clarke’s Disability, Grand shall (i) pay to Clarke or her representatives the Accrued Obligations and (ii) for the longer of eighteen (18) months following any such termination or the balance of the Term or Renewal Term (as if such termination had not occurred), Grand shall (A) continue to pay Clarke the Base Salary in effect at the time of such termination less the amount, if any, then payable to Clarke under any disability benefits of Grand and (B) provide Clarke and her family, at Grand’s expense, continuation coverage under all Blue Cross/Blue Shield, major medical and other health, accident, life or other disability plans and benefit programs (pension/retirements, automobile, etc.)  which Clarke and such family members participated immediately prior to such termination.

(d)

In the event that Clarke's employment is terminated by Grand prior to a Change in Control other than for Cause, death or Disability, or is terminated by Clarke prior to a Change in Control for Good Reason, then in either such event, subject to receipt of a release of Grand and its successors and assigns of all claims against them, Grand shall (i) pay to Clarke the Accrued Obligations, (ii) for the longer of two (2) years following any such termination or the balance of the Term or Renewal Term (as if such termination had not occurred), Grand shall (A) pay to Clarke the Base Salary in effect at the time of such termination and, on an annual basis, the average annual Bonus paid to her during the Term prior to termination, (B) provide Clarke and her family, at Grand’s expense continuation coverage under all Blue Cross/Blue Shield major medical and other health, accident, life or other disability plans and benefit programs (pension/retirements, automobile, etc)  which Clarke and such family members participated immediately prior to such termination; provided, however, that at the option of Clarke, exercisable upon written notice to Grand within ten (10) days of termination of employment, the payment set forth in clause (ii)(A) above may be made in a lump sum payment within ten (10) days of termination.

(e)

In the event that Clarke’s employment is terminated by Grand at any time following a Change of Control other than for Cause, death or Disability, or if Clarke terminates her employment subsequent to a Change of Control for Good Reason, then in either such event, subject to receipt of a release of Grand and its successors and assigns of all claims against them, Grand shall (i) pay to Clarke within ten (10) days after such termination a lump sum payment in cash in an amount equal to 1.99 times Clarke's base amount (as the term "base amount" is defined in section and applicable regulations thereunder) at the time of such Change of Control and (ii) for the longer of eighteen (18) months following any such termination or the balance of the Term or Renewal Term (as if such termination had not occurred), Grand shall provide Clarke and her family, at Grand’s expense, continuation coverage under all Blue Cross/Blue Shield, major medical and other health, accident, life or other disability plans and benefit programs (pension/retirements, automobile, etc.)  in which Clarke and such family members participated immediately prior to such termination; provided, however, that at the option of Clarke, exercisable upon written notice to Grand within ten (10) days of termination of employment, the payment set forth in clause (i) above may be made in equal monthly installments over a period of eighteen (18) months commencing on the first day of the month immediately following that in which Clarke's employment was terminated.

In addition, in lieu of exercising or retaining her right to exercise any outstanding options, warrants and other rights (collectively, the "Options") to acquire securities of Grand (the "Securities") then held by Clarke, Clarke may elect to surrender to Grand her rights in such outstanding Options (whether or not then exercisable) then held by Clarke, and, upon such surrender, Grand shall pay to Clarke an amount in cash per share equal to the aggregate of the difference between (x) the price to be paid by Clarke upon the exercise of the Securities subject to such surrendered Options and (y) the greater of (i) the average price per share paid in connection with such acquisition of control if such control was acquired by the payment of cash or the then fair market value per option share of the consideration paid for such Securities if such control was acquired for consideration other than cash, (ii) the price per share paid in connection with any tender offer for Securities leading to control or (iii) the mean between the high and low bid prices of such Securities as reported by NASDAQ or any other national securities exchange or over-the-counter market upon which the Securities shall then be listed on the date of termination of Clarke's employment.

(f)

This Section 7 sets forth the only obligations of Grand with respect to the termination of Clarke's employment with Grand, and Clarke acknowledges that upon the termination of her employment, she shall not be entitled to any payments or benefits which are not explicitly provided herein.  Accrued Obligations shall be paid within thirty (30) days after the termination of Clarke’s employment.

(g)

Grand shall pay or reimburse Clarke for all reasonable fees and disbursements of counsel, if any, incurred by Clarke as a result of the termination of his employment by Grand following a Change of Control or her voluntary termination for Good Reason (including, without limitation, those that may be incurred by Clarke in seeking to obtain or enforce any right or benefit provided by this Agreement).

(h)

Grand's obligation to make or cause to be made the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which Grand may have against Clarke or others.  In no event shall Clarke be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to Clarke under any of the provisions of this Agreement and such amounts shall not be reduced whether or not Clarke obtains other employment.  Grand agrees to pay, as incurred, to the full extent permitted by law, all legal fees and expenses which Clarke may reasonably incur as a result of any contest (regardless of the outcome thereof) by Grand, Clarke or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (whether such contest is between Grand and Clarke or between it and any third party, and including as a result of any contest by Clarke about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code.

8.

Covenant Regarding Inventions and Copyrights.

Clarke shall disclose promptly to Grand any and all inventions, discoveries, improvements and patentable or copyrightable works initiated, conceived or made by her, either alone or in conjunction with others, during the Term and related to the business or activities of Grand and she assigns all of her interest therein to Grand or its nominee; whenever requested to do so by Grand, Clarke shall execute any and all applications, assignments or other instruments which Grand shall deem necessary to apply for and obtain letters patent, trademarks or copyrights of the United States or any foreign country, or otherwise protect Grand's best interest therein.  These obligations shall continue beyond the conclusion of the Term with respect to inventions, discoveries, improvements or copyrightable works initiated, conceived or made by Clarke during the Term and shall be binding upon Clarke's assigns, executors, administrators and other legal representatives.

9.

Protection of Confidential Information.

Clarke acknowledges that she has been and will be provided with information about, and her employment by Grand will, throughout the Term, bring her into close contact with, many confidential affairs of Grand, including proprietary information about costs, profits, markets, sales, products, key personnel, pricing policies, operational methods, technical processes and other business affairs and methods, plans for future developments and other information not readily available to the public, all of which are highly confidential and proprietary and all of which were developed by Grand at great effort and expense.  Clarke further acknowledges that the services to be performed by her under this Agreement are of a special unique, unusual, extraordinary and intellectual character, that the Business will be conducted throughout the world (the "Territory"), that Grand’s services and products will be marketed throughout the Territory, that Grandcompetes and will compete in nearly all of its business activities with other organizations which are located in nearly any part of the Territory and that the nature of the relationship of Clarke with Grand is such that Clarke is capable of competing with Grand from nearly any location in the Territory.  In recognition of the foregoing, Clarke covenants and agrees during the Term and for a period of five (5) years thereafter that she will:

(i)

keep secret all confidential matters of Grand and not disclose them to anyone outside of Grand, either during or after the Term, except with Grand's prior written consent;

(ii)

not make use of any of such confidential matters for his own purposes or the benefit of anyone other than Grand; and

(iii)

deliver promptly to Grand on termination of this Agreement, or at any time Grand may so request, all confidential memoranda, notes, records, reports and other confidential documents (and all copies thereof) relating to the business of Grand, which she may then possess or have under her control.

10.

Restriction of Competition; Interference; and Non-Solicitation.

In recognition of the considerations described in Section 9 hereof, Clarke covenants and agrees that, during the Term and, unless the Term is terminated by Grand without Cause or by Clarke for Good Reason or this Agreement is not renewed by Grand after the expiration of the Term, for a period of one (1) year after the termination of his employment hereunder, Clarke will not, and shall cause any Person affiliated with Clarke not to, directly or indirectly:

(i)

enter into the employ of, or render any services to, any person, entity or corporation engaged in the manufacturing and sale of toy products or any other business in which Grand hereafter engages during the Term (collectively, the “Business”), in either case in any part of the Territory;

(ii)

become interested in or engage in the Business for her own account;

(iii)

become interested in the Business as an individual, partner, member, shareholder, creditor, director, officer, principal, agent, employee, trustee, consultant, advisor, franchisee or in any other relationship or capacity; or

(iv)

disparage Grand, its products or its officers, directors or employees or interfere with the Grand's relationship with, or endeavor to employ or entice away from Grand any person, firm, corporation or other business organization who or which was an employee, customer or supplier of, or maintained a business relationship with, Grand at any time (whether before or after the Term), or which Grand has solicited or prepared to solicit.

provided, however, that (A) the provisions of clause (i) shall not be deemed to preclude Clarke from engagement by a corporation or entity some of the activities of which are competitive with the Business if Clarke's engagement does not relate, directly or indirectly, to such competitive business and (B) nothing contained in this Section 10 shall be deemed to prohibit Clarke from acquiring securities of any corporation or entity some of the activities of which are competitive with the Business so long as such securities do not, in the aggregate, constitute more than five percent (5%) of any class or series of outstanding securities of such corporation or entity.

11.

Specific Remedies.

For the purposes of Sections 8, 9 and 10 of this Agreement, references to Grand shall include all current and future majority-owned subsidiaries of Grand and all current and future joint ventures in which Grand may from time to time be involved.  It is understood by Clarke and Grand that the covenants contained in this Section 11 and in Sections 8, 9 and 10 hereof are essential elements of this Agreement and that, but for the agreement of Clarke to comply with such covenants, Grand would not have agreed to enter into this Agreement.  Grand and Clarke have independently consulted with their respective counsel and have been advised concerning the reasonableness and propriety of such covenants with specific regard to the nature of the business conducted by Grand and all interests of Grand and its stockholders.  Clarke agrees that the covenants of Sections 8, 9 and 10 are reasonable and valid.  If Clarke commits a breach of any of the provisions of Sections 8, 9 or 10 hereof, such breach shall be deemed to be grounds for termination for Cause.  In addition, Clarke acknowledges that Grand may have no adequate remedy at law if she violates any of the terms hereof.  Clarke therefore understands and agrees that Grand shall have the right to have such provisions specifically enforced by any court having equity jurisdiction, it being acknowledged and agreed that any such breach will cause irreparable injury to Grand and that money damages will not provide an adequate remedy to Grand.

12.

Independence; Severability and Non-Exclusivity.

Each of the rights enumerated in Sections 8, 9 or 10 hereof and the remedies enumerated in Section 11 hereof shall be independent of the others and shall be in addition to and not in lieu of any other rights and remedies available to Grand at law or in equity.  If any provision of this Agreement, or any part of any of them, is hereafter construed or adjudicated to be invalid or unenforceable, the same shall not affect the remainder of the covenants or rights or remedies which shall be given full effect without regard to the invalid portions.  If any covenant set forth herein is held to be invalid or unenforceable because of the duration of such provision or the area covered thereby, the parties agree that the court making such determination shall have the power to reduce the duration and/or area of such provision and in its reduced form said provision shall then be enforceable.  No such holding of invalidity or unenforceability in one jurisdiction shall bar or in any way affect Grand's right to the relief provided in Section 11 or otherwise in the court of any other state or jurisdiction within the geographical scope of such covenants as to breaches of such covenants in such other respective states or jurisdictions, such covenants being, for this purpose, severable into diverse and independent covenants.

13.

Disputes.

If Grand or Clarke shall dispute any termination of Clarke's employment hereunder or if a dispute concerning any payment hereunder shall exist either party shall have the right (but not the obligation), in addition to all other rights and remedies provided by law, to compel binding, enforceable and non-appealable arbitration of the dispute under the rules of the American Arbitration Association by giving written notice of arbitration to the other party within thirty (30) days after notice of such dispute has been received by the party to whom notice has been given.

14.

Successors; Binding Agreement.

In the event of a future disposition by Grand (whether direct or indirect, by sale of assets or stock, merger, consolidation or otherwise) of all or substantially all of its business and/or assets, Grand will require any successor, by agreement in form and substance satisfactory to Clarke, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Grand would be required to perform if no such disposition had taken place.  As used in this Agreement, "Company" shall mean Grand as herein before defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

This Agreement is personal to Clarke and without the prior written consent of Grand shall not be assignable by Clarke otherwise than by will or the laws of descent and distribution.  This Agreement shall inure to the benefit of and be enforceable by Clarke's legal representatives.

15.

Notices.

Any notice or other communications required or permitted hereunder shall be in writing and shall be deemed effective (i) upon personal delivery, if delivered by hand and followed by notice by mail or facsimile transmission, (ii) three (3) days after the date of deposit in the mails, if mailed by certified or registered mail (return receipt requested), or (iii) on the next business day, if mailed by an overnight mail service to the parties or sent by facsimile transmission,

To Grand:

GRAND TOYS INTERNATIONAL, INC.

1710 Transcanadienne Highway

Dorval, Quebec

H9P 1H7

Attention: Mr. Stephen Altro

Facsimile No.: (514) 685-2825

with copies to:

ADESSKY, POULIN

Place Canada Trust

999 de Maisonneuve Blvd. West, 18th Floor

Montreal, Quebec

H3A 3L4
Attention: Elliot L. Bier, Esq.

Facsimile No.: (514) 288-2697

KMZ ROSENMAN

575 Madison Avenue

New York, New York 10022-2585

Attention: Paul J. Pollock

Facsimile No.: (212) 894-5511

with a copy to: Tania M. Clarke:

or at such other address or telecopy number (or other similar number) as either party may from time to time specify to the other.  Any notice, consent or other communication required or permitted to be given hereunder shall have been deemed to be given on the date of mailing, personal delivery or telecopy or other similar means (provided the appropriate answer back is received) thereof and shall be conclusively presumed to have been received on the second business day following the date of mailing or, in the case of personal delivery or telecopy or other similar means, the day of delivery thereof, except that a change of address shall not be effective until actually received.

16.

Headings.

The headings of this Agreement are for convenience of reference only and shall not affect in any manner any of the terms and conditions hereof.

17.

Acts and Documents.

The parties agree to do, sign and execute all acts, deeds, documents and corporate proceedings necessary or desirable to give full force and effect to this Agreement.

18.

Counterparts.

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same agreement.

19.

Modifications and Waivers.

No term, provision or condition of this Agreement may be modified or discharged unless such modification or discharge is authorized by the Board of Directors of Grand and is agreed to in writing and signed by Clarke.  No waiver by either party hereto of any breach by the other party hereto of any term, provision or condition of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

20.

Entire Agreement.

This Agreement constitutes the entire agreement between the parties with respect to the subject matter herein and supersedes all prior agreements, negotiations and discussions between the parties hereto, there being no extraneous agreements.  This Agreement may be amended only in writing executed by the parties hereto affected by such amendment.

21.

Law Governing.

Except as otherwise explicitly noted, this Agreement shall be governed by and construed in accordance with the laws of the State of Nevada (without giving effect to the principles of conflicts of law).

IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement on the day and year set forth above.

____/s/ Tania M. Clarke____________________

Tania M. Clarke

GRAND TOYS INTERNATIONAL, INC.

By:__/s/Stephen Altro______________________

Stephen Altro

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

Signature	Title	Date

/s/ Elliot L. Bier	Chairman and Director	March 30, 2004
Elliot L. Bier

/s/ Tania M. Clarke	Executive Vice President and CFO
Tania M. Clarke	(Principal Financial and Accounting Officer)	March 30, 2004

/s/ James Rybakoff	Director	March 30, 2004
James Rybakoff

/s/ David Mars	Director	March 30, 2004
David Mars

/s/ Stephen Altro	Director	March 30, 2004
Stephen Altro

/s/Michael Kron	Director	March 30, 2004
Michael Kron

/s/Earl Azimov	Director	March 30, 2004
Earl Azimov

/s/Michael Seltzer	Director	March 30, 2004

Michael Seltzer

Consolidated Financial Statements of

GRAND TOYS INTERNATIONAL, INC.

Years ended December 31, 2003, 2002 and 2001

#

INDEPENDENT AUDITORS' REPORT TO THE STOCKHOLDERS OF GRAND TOYS INTERNATIONAL, INC.

We have audited the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/KPMG LLP

Chartered Accountants

Montréal, Canada

March 12, 2004, except for note 21
which is as of March 30, 2004

GRAND TOYS INTERNATIONAL, INC.

Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

Financial Statements

Consolidated Balance Sheets

F1 – F2

Consolidated Statements of Operations

F3 – F4

Consolidated Statements of Stockholders' Equity and Comprehensive Income

F5 – F6

Consolidated Statements of Cash Flows

F7 – F8

Notes to Consolidated Financial Statements

F9 – F32

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

On behalf of the Board:

_______________________Director

_______________________Director

- F # -

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31

	2003	2002	2001

Net sales	$11,076,909	$12,339,930	$8,278,335

Cost of goods sold	6,349,890	8,323,540	5,746,446

Gross profit	4,727,019	4,016,390	2,531,889

Other costs and expenses:
General and administrative	2,761,947	2,856,116	2,879,974
Salaries and fringe benefits	987,500	1,684,114	1,685,409
Royalties	302,801	311,082	252,506
Bad debt expense	55,552	34,785	147,438
Depreciation and amortization	69,530	89,690	116,361
Interest expense	91,586	80,030	47,271
Interest revenue	(56,193)	(70,287)	(101,339)
Foreign exchange (gain) loss	(84,681)	40,894	88,270
Reduction of provision for a lawsuit	-	-	(550,000)
Reduction of provision for loan receivable	-	-	(288,102)
Gain on forgiveness of long term debt (note 7)	-	-	(1,195,123)
	4,128,042	5,026,424	3,082,665

Earnings (loss) before income taxes	598,977	(1,010,034)	(550,776)

Income tax recovery (expense) (note 10):
Current	15,800	(14,106)	295,632
Deferred	-	-	(684,996)
	15,800	(14,106)	389,364

Earnings (loss) from continuing operations	614,777	(1,024,140)	(940,140)

Discontinued operations (note 11):
Gain on sale of discontinued operations	497,800	263,784	-
Loss from discontinued operations	-	(66,492)	(431,352)
Earnings (loss) from discontinued operations	497,800	197,292	(431,352)

Net earnings (loss) applicable to
common stockholders	$1,112,577	$(826,848)	$(1,371,492)
Earnings (loss) per share (notes 1 (j) and 12):
Continuing operations
Basic	$0.20	$(0.50)	$(0.79)
Diluted	0.17	(0.50)	(0.79)

Discontinued operations
Basic	0.16	0.10	(0.37)
Diluted	0.14	0.10	(0.37)

Net earnings (loss)
Basic	0.36	(0.40)	(1.16)
Diluted	0.31	(0.40)	(1.16)

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
Shortfall on conversion of preferred stock
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

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$614,777	$(1,024,140)	$(940,140)
Adjustments for:
Consulting fees	95,000	61,254	-
Depreciation and amortization	69,530	89,690	116,361
Amortization of prepaid royalties	78,763	20,281	-
Write-off of equipment and leasehold improvements	17,080	-	-
Compensation expense	9,563	25,281	68,735
Write-off of product development costs	4,399	21,715	-
Amortization of product development costs	3,973	77,101	19,896
Loss on disposal of equipment and leasehold improvements	-	13,034	-
Deferred income taxes	-	-	684,996
Reduction of provision for loan receivable	-	-	(288,102)
Gain on forgiveness of long term debt	-	-	(1,195,123)
Net change in non-cash operating working capital
items (note 13)	(277,564)	(388,077)	752,968
Net cash provided by (used for) operating activities from
continuing operations	615,521	(1,103,861)	(780,409)
Net cash used for operating activities from
discontinued operations	-	(11,822)	(681,248)
Net cash provided by (used for) operating activities	615,521	(1,115,683)	(1,461,657)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(137,003)	603,764	1,037,722
(Decrease) increase in loan payable to a director	(281,083)	250,000	-
Repurchase of shares	(12,982)	-	-
Exercise of warrants	25,200	-	-
Share issuance proceeds	-	115,000	1,300,683
Decrease (increase) in due from employees	7,827	(5,568)	37,187
Other	8,320	16,607	-
Net cash (used for) provided by financing activities	(389,721)	979,803	2,375,592

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, Continued

Years ended December 31

2003	2002	2001

Cash flows from investing activities:
Purchase of short-term deposit	$-	$(250,000)	$(250,000)
Proceeds from (issuance of) loan receivable	166,310	194,495	(177,739)
Proceeds from note receivable	597,981	180,839	-
(Increase) decrease in other assets	(20,178)	110,926	(20,742)
Additions to equipment and leasehold improvements	(9,105)	(20,161)	(39,151)
Increase in product development costs	(14,386)	(9,987)	(95,024)
Proceeds from disposal of equipment and leasehold
improvements	-	1,274	-

Net cash provided by (used for) investing activities from continuing operations	720,622	207,386	(582,656)

Net cash provided by (used for) investing activities from
discontinued operations	-	37,487	(110,891)

Net cash provided by (used for) investing activities	720,622	244,873	(693,547)

Net increase in cash and cash equivalents	946,422	108,993	220,388

Cash and cash equivalents, beginning of year	540,896	431,903	211,515

Cash and cash equivalents, end of year	$1,487,318	$540,896	$431,903
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

8.

Capital stock (continued):

(c)

Summary of common and preferred stock outstanding:

A summary of the number of shares of common and preferred stock outstanding and share transactions since January 1, 2002 is as follows:

	Preferred Stock	Common Stock
January 1, 2002	800,000	1,285,119
Share issuance in settlement of shortfall on share conversions	-	242,213
Private sale of preferred stock	115,000	-
Conversion of preferred stock	(915,000)	915,000
Share issuance in settlement of consulting fees	-	57,787
Share issuance in settlement of outstanding payables	-	262,579
December 31, 2002	-	2,762,698
Repurchase of shares issued in settlement of an outstanding payable	-	(10,144)
Share issuance in settlement of consulting fees	-	82,609
Exercise of warrants	-	2,520,000
Adjustment to agree to stockholder’s ledger	-	81
December 31, 2003	-	5,355,244

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

The Company’s pro-forma net earnings and earnings per share are as follows:

	2003	2002	2001

Earnings (loss) from continuing
operations, as reported	$614,777	$(1,024,140)	$(940,140)

Add (deduct) compensation cost resulting from:
Application of variable accounting to modified
awards (APB Opinion No. 25)	9,563	(9,919)	-
Application of fair value method (FASB
Statement No. 123)	(189,125)	(4,162,134)	(459,557)
Pro-forma earnings (loss) from continuing
operations	435,215	(5,196,193)	(1,399,697)

Earnings (loss) from discontinued operations	497,800	197,292	(431,352)
Pro-forma net earnings (loss) applicable
to common stockholders	$933,015	$(4,998,901)	$(1,831,049)

Basic EPS
Earnings (loss) from continuing operations	$0.14	$(2.52)	$(1.18)
Earnings (loss) from discontinued operations	0.16	0.10	(0.37)
Net earnings (loss) applicable to common
stockholders	$0.30	$(2.42)	$(1.55)

Diluted EPS
Earnings (loss) from continuing operations	$0.12	$(2.52)	$(1.18)
Earnings (loss) from discontinued operations	0.14	0.10	(0.37)
Net earnings (loss) applicable to common
stockholders	$0.26	$(2.42)	$(1.55)

9.

Stock options and warrants (continued):

The pro-forma amounts include compensation cost as calculated using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Weighted average expected life (years)	3.0	3.0	3.0

Risk-free interest rate	5.05%	5.63%	2.57%

Volatility factor of expected market price of
Company’s common stock	142%	149%	154%

Dividend rate	-	-	-

	2003	2002	2001

Weighted average grant date fair value
of options and warrants$	$2.01	$1.47	$1.14

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

The valuation allowance decreased in 2003 by $160,000 due to the utilization of losses in the Canadian subsidiary.  The estimated impact of ownership changes for income tax purposes is reflected in the above numbers.

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
$3,385,000

(d)

In 2002, the Company's Canadian subsidiary received a re-assessment from the taxation authorities of approximately $112,000 (CA$145,000) relating to employee training tax of a prior year.  Management filed a notice of objection to this assessment plus for taxes previously paid on a related item. This notice of objection, if successful, could lead to a potential recovery of approximately $356,000 (CA$461,000).The subsidiary was reimbursed $235,000 (CA$305,000) in 2003 and believes that the remaining amount, which was recorded as an account receivable, will be received in 2004.

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

The table below summarizes the periods in which the gain was recorded and cash applied against the note receivable:

	Deferred Gain	Note receivable

Balance, June 14, 2002	$761,584	$1,065,716
Recorded in 2002	(263,784)	(180,839)
Balance, December 31, 2002	497,800	884,877
Recorded in 2003	(497,800)	(597,981)

Balance, December 31, 2003	$-	$286,896

Net assets of Sababa consist of the following:

June 14, 2002

Current assets	$499,881
Fixed assets	25,971
Product development costs	62,722
588,574

Current liabilities	284,442
Net assets	$304,132

Details of the statement of operations of Sababa are as follows:

11.

Discontinued operations (continued):

	2002	2001
	(6 months)	(12 months)
Net sales	$536,120	$609,232
Cost of goods sold	238,979	318,598
	297,141	290,634
Expenses:
Operating	$359,736	$715,439
Depreciation	3,281	6,591
Interest	616	(44)
	363,633	721,986

Net loss	$(66,492)	$(431,352)

12.

Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2001

Basic EPS
Loss from continuing operations	$(940,140)	1,183,992	$(0.79)
Loss from discontinued operations	(431,352)	1,183,992	(0.37)
Net loss applicable to common
stockholders	(1,371,492)	1,183,992	(1.16)

Diluted EPS
Loss from continuing operations	(940,140)	1,183,992	(0.79)
Loss from discontinued operations	(431,352)	1,183,992	(0.37)
Net loss applicable to common
stockholders and assumed
conversions	$(1,371,492)	1,183,992	(1.16)

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2002
Basic EPS
Loss from continuing operations	$(1,024,140)	$2,064,465	$(0.50)
Net gain on discontinued operation	197,292	2,064,465	(0.10)
Loss applicable to
common stockholders	(826,848)	2,064,465	(0.40)

Diluted EPS
Loss from continuing operations	(1,024,140)	2,064,465	(0.50)
Net gain from discontinued operation	197,292	2,064,465	0.10
Loss applicable to
common stockholders
and assumed conversions	$(826,848)	2,064,465	(0.40)

Income (numerator)	Shares (denominator)	Per Share Amount

December 31, 2003
Basic EPS
Earnings from continuing operations	$614,777	$3,036,151	$0.20
Earnings from discontinued operations	497,800	3,036,151	0.16
Net earnings applicable to common
stockholders	1,112,577	3,030,151	0.36

Diluted EPS
Earnings from continuing operations	614,777	3,573,467	0.17
Earnings from discontinued operations	497,800	3,573,467	0.14
Net earnings applicable to common
stockholders and assumed
conversions	$1,112,577	3,573,467	0.31

Options and warrants to purchase 93,750 shares (2002 - 3,478,078) of the Company’s common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

13.

Changes in operating working capital items:

	2003	2002	2001

(Increase) decrease in accounts receivable	$611,182	$(674,761)	$238,921
Increase in amount due from Playwell	(804,252)	-	-
(Increase) decrease in inventory	(278,276)	236,619	528,114
Decrease (increase) in income taxes receivable	-	145,752	302,067
Decrease (increase) in prepaid expenses	101,540	149,392	234,637
Increase (decrease) in trade accounts payable	17,071	(288,999)	(48,611)
(Increase) decrease in other accounts payable
and accrued liabilities	(95,722)	(40,766)	15,861
Increase in accrued compensation	55,634	(34,130)	13,437
Increase (decrease) in accrued legal expenses	115,259	8,970	(22,298)
Decrease in provision for lawsuit	-	-	(550,000)
		-	-
	$(277,564)	$(388,077)	$752,968

14.

Supplemental disclosure of cash flow information:

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$91,586	$80,030	$47,271
Income taxes	325	14,106	29,800

Non-cash transactions:
Share conversions in settlement of
outstanding payables	95,000	112,983	-
Note receivable received in consideration
of sale of discontinued operation	-	1,065,716	-
Reduction in shortfall on share conversion
through the insurance of common stock	-	581,310	-
Share conversions in settlement of
outstanding legal fees	-	213,633	-
Share conversions	-	-	500,000
Shortfall on share conversions	-	-	463,310

15.

Commitments:

The Company has entered into long-term operating leases with minimum annual rental payments for the next five years approximately as follows:

2004	$336,000
2005	353,000
2006	353,000
2007	348,000
2008	344,000

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

21.

Subsequent event – stockholders’ reorganization:

On November 14, 2003, the Company, Genius Glory Limited, a Hong Kong limited company and a wholly-owned subsidiary of Grand International Limited ("Grand HK"), and Centralink Investments Limited, a British Virgin Islands limited company ("Centralink"), entered into a Subscription and Exchange Agreement (the "Subscription and Exchange Agreement"), which was subsequently amended in March 2004, to be executed on April 2, 2004.

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