Form 10-K/A
period 2002-12-31
GRAND TOYS INTERNATIONAL INC
filed 2004-04-26
CIK 814463

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The Registrant’s revenues for the year ended December 31, 2002 were $12,339,930. As of February 28, 2003, the Registrant had 2,762,698 shares of Common Stock outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,729,642 (as of February 28, 2003).

#

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 – K/A
Filed with the Securities and Exchange Commission
Year ended December 31, 2002

ITEMS IN FORM 10-K/A PAGE

#

PART  I

This Form 10-K of Grand Toys International, Inc. (the “Company”) contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, which statements are subject to risks and uncertainties.  Statements indicating that the Company “expects”, “estimates” or “believes” are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred.  There are many important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K.

On September 4, 2001, the Company undertook a one-for-four reverse split of its common stock.  All disclosures concerning shares of common stock have been adjusted to give effect to the reverse split.

Item 1.

Description of Business:

Introduction

The Company is a Nevada corporation which, by itself and through its subsidiaries, Grand Toys Ltd. and Grand Concepts Inc. (collectively “Grand Canada”), has been engaged in the toy business for over 42 years.  The Company currently develops and distributes a wide variety of toys and fashion accessories throughout Canada and, to a lesser extent, the United States.  Grand Canada’s business consists of four areas of operation:  (i) importing and distributing throughout Canada, on an exclusive and non-exclusive basis, a wide variety of well-known toy and leisure products and fashion accessories including, party goods, stationery and accessories; (ii) selling toy products and fashion accessories featuring popular characters licensed to the Company; (iii) earning commissions on the sale of products, represented by Grand Canada and shipped directly from the overseas vendor to Canadian customers; and (iv) selling proprietary products, such as puzzles, mobiles, and gift-related items.

On January 29, 2002, the Company consolidated all of its Canadian operations into Grand Toys Ltd., and Grand Concepts ceased to exist as an independent entity.

The Company’s United States subsidiary, Sababa Toys Inc., which was organized in 2000, distributed proprietary products and developed product concepts to be sold to third parties or developed and distributed by the Company.  On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary.

Unless the context otherwise requires, references herein to  “Grand Toys” or the “Company” include Grand Toys International, Inc. and its operating subsidiaries, Grand Toys Ltd., Grand Concepts Inc., and Sababa Toys Inc.  The Company’s revenues are primarily derived from the operations of Grand Canada.  The Company’s other United States subsidiary, Ark Creations, Inc., which owned a proprietary line of puzzles, ceased operations during the fiscal year ended December 31, 2000.

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

#

Vendor (Head Office)	Products Distributed by the Company	Product Price Range ($)
Barter (H.K.)	Proprietary Arts & Crafts & licensed products	0.80 - 40.13
Playwell	Pre-School action figures	2.61 - 25.99
Intex Corporation (Taiwan)	Inflatable water toys (licensed & non-licensed)	0.22 - 222.93
Kid Galaxy (U.S.)	‘Bendos’ figurines	2.87
P & M Products (U.S.)	Arts & Crafts	1.02 - 15.61
Processed Plastic (U.S.)	Plastic toys, ride-on vehicles, and etc.	0.38 - 16.88
SIC LLC	Snowjacks	50.44
Spectra Star Toys (U.S.)	Kites	1.31 - 11.78
Toy Biz (U.S.)	Male action figures	4.20 - 259.87
Unice S.A. (Spain)	Balls	1.18 - 1.50
Universal	CD Books & Cassettes	3.18 - 76.43

The Company’s business and operating results depend largely upon the appeal of its toy products developed and distributed by the Company. A decline in the popularity of its existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s continued success will depend on its ability to redesign, restyle and extend its existing toy products and fashion accessories and to develop, introduce and gain customer acceptance of new toy product. However consumer preferences with respect to toy products and fashion accessories are continuously changing and are difficult to predict.

Design and Development

As is common in the toy and fashion accessory industries, Grand Canada receives numerous concepts from unaffiliated third parties for new products. Grand Canada does not employ its own inventors of new concepts but if it accepts and develops an inventor’s concept for a new product, it will pay royalties to the inventor on sales from that product.

Grand’s staff reviews trade and product developments within the recreational sector and determines if there is an opportunity that could be put into development.  The Company sources ideas internally.  Grand’s staff develops the new concepts by attending tradeshows worldwide, reading industry publications and communicating with our existing vendors and customers.

The Company, through it’s US subsidiary, Sababa Toys Inc., developed new concepts to be developed internally or by the other subsidiaries within the corporate group, to be sold to third parties.  On June 14, 2002, the Company sold all of the shares of its Sababa Toys, Inc. subsidiary.

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

Sources of Product

Approximately 87% of the Company’s gross sales in 2002 were from products supplied by the following five vendors: Toy Biz, P&M Products, Barter, Playwell and SIC LLC. These products accounted for 67%, 8%, 7%, 3% and 2% respectively of 2002 gross sales. Other than the products from the above-mentioned vendors, no products from any other vendor or from the Company’s proprietary products accounted for more than 2% of the Company’s gross sales in 2002.    The Company is continuously sourcing new products and looking at potential acquisitions, although no specific acquisition candidates have been specified. If one or more of the remaining suppliers identified above were to terminate their relationship with the Company, such termination may have a material adverse effect on the Company.

#

The Company’s products are manufactured for the Company by unaffiliated third parties principally located in China, Hong Kong, Mexico, Spain, the United States and the United Kingdom.  The manufacturers are chosen by the vendor on the basis of price, payment terms, product quality, reliability and the ability of a manufacturer to meet delivery requirements.  For licensed products, the licensors may have the right to approve the selected manufacturers.  The use of third-party manufacturers enables the Company to avoid incurring fixed manufacturing costs, but also reduces its ability to control the timing and quality of the manufacturing process.

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

Location

Grand Canada leases a building in suburban Montreal, Quebec, Canada, where the Company’s executive and administrative offices are located as well as its distribution center.  The Company also has a sales office and showroom in Mississauga, Ontario, Canada.  This location was closed as of December 31, 2002 as part of the Company’s restructuring efforts.

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

#

The following table sets forth some of the Company’s character licenses, the licensor for these character properties, the territory of sale, and the types of products that the Company markets featuring these character properties.

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

No one particular character property license resulted in sales in excess of 1% of Grand Canada’s sales revenues for the year ended December 31, 2002, and the loss of any one such license would not have a material adverse effect on the Company’s operations.

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

Grand Canada’s distribution agreement with its largest vendor, Toy Biz Inc, accounted for 67% of the Company’s 2002 sales volume. This distribution agreement terminated on December 31, 2001.  Grand’s contract with this vendor renews on an annual basis.

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

#

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

Grand Canada’s four largest customers are: Walmart, Toys ‘R’ Us, Zellers and Sears Canada, which, for the year ended December 31, 2002, accounted for approximately 33%, 17%, 10% and 5%, respectively, of the gross sales for this period.  No other customer accounted for more than 5% of gross sales in 2002.

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

Seasonality

The Company’s business is seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season.  Therefore its annual operating results will depend, in large part, on its sales during the relatively brief holiday season. Further, this seasonality is increasing as large retailers become more efficient in their control of inventory levels through quick response management techniques. Sales of its toy products at retail are seasonal.

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

Product Liability

The Company maintains product liability coverage for the Company’s operations in the aggregate amount of Canadian $12,000,000.  The Company has not been the subject of any product liability litigation.

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

Item 3.

Legal Proceedings:

On November 30, 1995, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Grand Group Inc, a U.S. subsidiary, in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Proceeding”).  On January 4, 1996, the Court entered an order for relief under Chapter 7 of the United States Bankruptcy Code and a trustee was appointed to supervise the liquidation of Grand Group Inc.  To date, no other proceedings have occurred in connection with the Bankruptcy.

During the third quarter of 2001, the Company settled the class action lawsuit at a minimal cost to the Company.  The parties’ settlement in the action of Robert R. Van Dyke v. Grand Toys International, Inc., Stephen Altro, David Mars and , Ron Goldenberg., 00 Civ. 2710, was approved by the United States District Court for the Southern District of New York on September 24, 2001.  Mssrs. Bier and Ryabakoff were named on the original claim, but the claims against them were subsequently dismissed.

During the quarter ended December 31, 2002, there were no material developments to any legal proceedings, which have been previously reported by the Company.  See Note 16 of the Company’s Consolidated Financial Statements for the year ended December 31, 2002, which is an exhibit to this report for a complete description of material legal proceedings to which the Company is presently a party.

Other than discussed above or in Note 16 to the Company’s Consolidated Financial Statements included elsewhere herein, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

#

Item 4.

Submission of Matters to a Vote of Security Holders:

None.

PART II

Item 5.

Market For Common Equity and Related Stockholder Matters:

The Company’s Common Stock is traded on the NASDAQ Small Cap Stock Market (NASDAQ) under the symbol “GRIN”.

The following table sets forth the range of high and low closing representative bid prices for the Company’s Common Stock from January 1, 2001 through December 31, 2002 as reported by NASDAQ.

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

On March 20, 2003, the last reported sales price for the Company’s Common Stock on the Nasdaq SmallCap Market was $1.70 per share.

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

#

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

At February 28, 2003 there were approximately 192 record holders of the Company’s Common Stock, however those shares being held at various clearing houses, including Cede & Company have not been broken down.  Accordingly, the Company believes there are many more beneficial owners of the Company’s Common Stock whose shares are held in “street name”, not in the name of the individual shareholder.

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

On October 1, 2002, 10,144 shares were issued to Claire Collins as a result of the settlement of an outstanding payable in the amount of $12,982.

On December 18, 2002, 66,667 shares were issued to B.A.R.T.E.R (HK) Ltd as a result of the settlement of an outstanding payable in the amount of $100,000.

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

For the Twelve Months Ended December 31:

	2002	2001	2000	1999	1998

Net sales	$ 12,339,930	$ 8,278,335	$ 12,016,385	$ 37,260,250	$ 33,177,529
Gross profit	4,016,390	2,531,889	372,374	10,778,909	11,091,548
Unusual (income) expense	-	(2,033,225)	3,625,055	814,669	-
Loss from continuing operations	(1,024,140)	(940,140)	(9,988,820)	(709,466)	(318,302)
Loss from discontinued operations	197,292	(431,352)	(167,893)	-	-
Net loss applicable to common stockholders	(826,848)	(1,371,492)	(10,156,713)	(709,466)	(318,302)
Loss per share:
Continuing operations
Basic and diluted	(0.50)	(0.79)	(12.49)	(1.42)	(0.80)
Discontinued operations
Basic and diluted	0.10	(0.37)	(0.21)	-	-
Net loss
Basic and diluted	(0.40)	(1.16)	(12.70)	(1.42)	(0.80)
Weighted average number of
common equivalent shares
Basic and diluted	2,064,465	1,183,992	801,946	533,145	394,409

Working capital	1,574,709	1,111,171	2,804,596	10,788,948	3,374,528

Long term debt	-	-	1,500,000	1,777,778	-
Capital stock	2,763	1,285	3,235	3,135	1,578
Redeemable preferred stock	-	-	500,000	1,000,000	-
Cash dividends – Common Shares	-	-	-	-	-
Cash dividends – Preferred Shares	-	-	-	25,000	-
Total assets	6,244,467	5,689,225	6,582,383	19,408,405	13,889,317

Unusual items are comprised of the following:

	2001	2000	1999
(Reduction of) provision for a lawsuit (1)	$ (550,000)	$ 550,000	$ -
(Reduction of) provision for loan receivable (2)	(288,102)	434,371	-
Gain on forgiveness of debt (4)	(1,195,123)	-	-
Settlement of lawsuit by lessor of certain real estate(3)	-	264,000	-
Write-off of intangibles (4)	-	2,253,516	-
Write-off of deferred acquisition costs (2)	-	123,168	-
Penalty incurred to discontinue a major product line(5)	-	-	382,056
Severance costs, asset write-offs and lease penalties in
connection with the closure of the manufacturing
facility of Ark Creations, Inc.(5)	-	-	432,613
	$ (2,033,225)	$ 3,625,055	$ 814,669

1)

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

2)

In 2000, the Company had written-off $557,539 as a result of its decision to abandon its proposed acquisition of Limited Treasures, Inc., of which  $123,168 related to acquisition costs and $434,371, related to a loan receivable.  In 2001, the Company was successful in obtaining a judgement against Limited Treasures for the loan receivable and reversed $288,102 of the provision against the loan.

3)

In May 2000, the Company settled a lawsuit brought by a lessor of certain real estate for $264,000.

4)

In September 2000, the Company recognized the permanent impairment in value of goodwill and patents from the acquisition of assets by its Ark Creations subsidiary of  $2,253,516, as a result of its decision to cease operations of this subsidiary.  The purpose of the Company’s acquisition of Ark Foundation LLC by its subsidiary, Ark Creations Inc., was to give the Company direct access to the US market by acquiring an existing US operating company. Due to disappointing sales results in 2000, the Company closed this operation and transferred the product line to its head office.

In connection with the acquisition, the Company’s Ark Creation’s subsidiary issued, in partial consideration, a promissory note in the principal amount of $1,500,000.  The note was secured by a pledge of 93,750 shares of the Company’s common stock.  Upon cessation of the subsidiary’s business, it ceased making interest payments on the note and the holder of the note caused the pledged shares to be registered in his name in 2001.  As a result, the Company eliminated the liability associated with the note.  In accordance with the adoption of SFAS 145, effective January 1, 2003, the gain on forgiveness of debt has been reclassified and is no longer shown as an extraordinary item.

5)

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

#

Overview

In the Company’s audited financial statements for the years ended December 31, 2002, and 2001, the Company recognized that it had certain issues which raised substantial doubt about the Company’s ability to continue as a going concern.  The reasons cited were the Company’s recurring losses and the cancellation of its line of credit in 2000.  This was noted in KPMG’s audit report on those financial statements.

In 2002, the Company increased its credit facility, reduced its losses, and implemented a restructuring plan to return to profitability.  As part of its restructuring plan, the Company has significantly reduced its operating costs, by closing one of its Canadian locations, sub-letting a portion of the Company’s main facility and consolidating its U.S. operations into the Canadian subsidiary.  In addition, the Company continues to add profitable new product lines, and focuses on strong retail sell-through.  At this time, based on 2003 forecasts, the current credit facility appears to be sufficient to meet the Company’s working capital needs.

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

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges.  Royalties to Grand Canada suppliers not contingent upon the subsequent sales of the suppliers’ products are included in the price paid for such products.

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

#

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Twelve Months Ended
December 31,

	2002	2001	2000
	%	%	%
Net sales	100.00	100.00	100.00
Cost of goods sold	67.45	69.42	96.90
Gross profit	32.55	30.58	3.10
Other costs and expenses:
General and administrative	23.14	34.79	33.43
Salaries and fringe benefits	13.65	20.36	17.27
Royalties	2.52	3.05	2.08
Bad debt expense	0.28	1.78	.78
Depreciation and amortization	0.73	1.40	2.36
Foreign exchange loss	0.33	1.07	.22
Interest on long-term debt	-	-	.91
Interest expense	0.65	0.57	6.48
Interest revenue	(0.57)	(1.22)	(1.11)
Unusual items	-	(24.56)	30.16
Total operating expenses	40.73	37.24	92.58
Loss before income taxes and
extraordinary item	(8.18)	(6.65)	(89.48)

Loss from continuing operations	(8.30)	(11.36)	(83.13)
Discontinued operations:
Loss from discontinued operations	(0.54)	(5.21)	(1.40)
Gain on sale of discontinued operations	2.14	-	-
Earnings (loss) from discontinued operations	1.60	(5.21)	(1.40)
Net loss applicable to common stockholders	(6.70)	(16.57)	(84.53)

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

#

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

One time charges incurred as a result of the implementation of the Company’s restructuring plan resulted in a total expense of $516,479.  In 2002, the Company closed two locations and reduced head count through employee and contract terminations.  In line with the restructuring plan, the Company discontinued the manufacture of certain proprietary licensed products.

One time restructuring expenses were:

Write-off discontinued lines $	$ 172,864
Consulting	111,469
Legal fees	98,985
Severance & terminations	71,749
Location closing	61,412
$ 516,479

In 2002, the Company incurred $412,350 in bank financing expenses as a result of the high cost of financing through the Company’s lender.  In addition, the Company incurred significant legal charges of $246,758, relating to the settlement of legal issues, the filing of registration statements, financing documents and handling the NASDAQ de-listing issue.

Based on the above, the Company has determined that of the total general and administrative expenses, $516,479 are of an infrequent nature.  The reasons for reclassifying these items as infrequent was based on the fact that these items were not previously incurred and related to, in Management’s opinion, events that would not recur.

Salaries and Fringe benefits:

In 2002, the slight decrease of $1,295 in the salaries and fringe benefits expense was a result of the downsizing efforts.  The impact was minimal due to the severance costs of $71,749 recorded. Without the downsizing efforts implemented, the Company would have incurred an additional expense of $78,071 in the last five months of the year.  At December 31, 2002, there were no severance payments outstanding.

Royalty Expense:

Royalty expense increased by $58,576 largely due to write-off of a non-performing license.

Bad Debt Expense:

A decrease in bad debt expense of $112,653 was a result of a receivable write-off of $104,534 in 2001 and a reduction in credit insurance premiums for 2002.

Depreciation and Amortization:

Depreciation and amortization decreased by $26,671 in 2002 as a result of  the declining balance method of depreciation and amortization used on most assets.

Foreign Exchange Loss:

The loss in 2002 decreased due to the strengthening of the Canadian dollar.

Interest Expense:

The increase of $32,759 is due to the higher financing cost associated with the Company’s current lender as compared to 2001.

Interest Revenue:

Interest revenue decreased by $31,052 in 2002 due to a reduction in the interest charges on a receivable to reflect reductions in the prime rate.

Unusual Items:

There were no unusual items in 2002.

Income tax Expense (recovery):

Income tax expense for 2002  is the actual tax expense incurred by the Company for 2002.  The 2001 income tax recovery includes the reversal of an accrual of $309,345 as a result of a successful resolution, in the Company’s favor, of a tax case and offset by the write-off of  $185,411 due to recurring losses in the US companies and a refund of  $13,713 of taxes, overpaid in a prior  year.

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

Net Sales:

Net sales decreased by $3,738,050 or by 31.11% to $8,278,335 from $12,016,385 for 2000.  During the year, net sales decreased, however gross profit increased, as a result of the Company’s emphasis on profitable sales and tighter inventory control. The current economic environment and retailers’ just in time inventory practices contributed to the decrease in sales in 2001.

Gross Profit:

Gross profit for the Company increased by $2,159,515.  As a percentage of sales, gross profit increased from 3.10% to 30.58%.  Despite the decrease in net sales, gross profit increased as a result of the sales mix in the product line.

The increased gross profit in 2001 resulted from the Company’s continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control.

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

Due to the fact that the Company faced several legal issues (refer to Note 15 of the 2000 consolidated financial statements) at the beginning of 2001, legal expense was higher than the Company experienced in prior years. In addition, as a result of the Company’s recurring losses, the financing charges are higher since the Company has only been able to obtain financing from a high risk lender which charges high rates. In an effort to down-size the organization, the Company was required to make severance payments. During March 2001, the Company engaged consultants to assist in the reorganization of the Company.

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

Gain on forgiveness of debt:

As a result of the cessation of the business of the Company’s subsidiary, Ark Creations and the foreclosure of shares of the Company’s common stock which were pledged to secure Ark Creation’s indebtedness to the sellers of the assets of Ark Creations, the Company eliminated the liability associated with the promissory note in June 2001. The Company recognized $1,195,123 as a gain on forgiveness of the debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares.  See Note 7 of the consolidated financial statements.

Income Taxes

(a) Current recovery:

The Company reversed $149,538 in the third quarter of 2001 as a result of the determination that only one tax jurisdiction could recover taxes owing from the Company in a tax case which began in 1996. In the fourth quarter, the Company reversed the accrual of $159,807 as a result of the successful resolution, in the Company’s favor, of this tax case.

The Company recorded an expense of $13,713 for U.S. tax liability.

(b) Deferred

The Company wrote off the following amounts during the year:

•

June 2001 - $499,585, resulting from utilization of losses to offset  the gain on forgiveness of debt

•

September 2001 - $ 185,411, written off due to recurring losses in the US companies.

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under its line of credit facility with Montcap Financial Inc., and by cash flow from operations.  In the past, it has from time to time supplemented those sources through the sales of equity securities.

In March 2001, the Company received gross proceeds of $500,000 from a private sale of its Common Stock and warrants.

In June 2001, the Company secured a line of credit up to $627,825 with drawdowns based upon specified percentages of its accounts receivable.  The line of credit was secured by the accounts receivable of the Company.

At this time, based on 2003 forecasts, management believes that the current credit facility will be sufficient to meet the Company’s working capital needs through at least December 31, 2003.  In October 2001, the Company increased the maximum availability under its line of credit to $1,569,563 with drawdowns based upon specified percentages of accounts receivable and inventory and the value of its equipment.  All the assets of the Company secure the line of credit.

In December 2001, the Company issued Series B convertible redeemable preferred stock for a total of $915,000 of which $800,000 was received in December 2001, and the balance in January 2002.

In May 2002, the Company increased the maximum availability under its lines of credit to $2,218,560 from $1,569,563.

Accounts receivable at December 31, 2002 were $1,866,110 compared to $1,183,175 at December 31, 2001.  The sales were mainly to mass retailers. Inventory at December 31, 2002 decreased to $1,148,220 from $1,373,094 at December 31, 2001.  Management’s focus on maintaining manageable and current inventory levels led to a lower inventory value as at December 31, 2002.

Working capital increased to $1,574,709 at December 31, 2002 from $1,111,171 at December 31, 2001.  Net cash used for operating activities was $1,115,683 in 2002 compared to $1,461,657 in 2001.  Cash for additions to equipment and leasehold improvements was $20,161 in 2002 compared to $39,151 in 2001.

The Company’s accounts receivable level is subject to significant seasonal variations due to the seasonality of sales.  As a result, the Company’s working capital requirements are greatest during its third and fourth quarters.  In addition, to the extent accounts receivable, inventories, guarantees and advance payments increase as a result of growth of the Company’s business, the Company could require additional working capital to fund its operations.  Sources of such funding include cash flow from operations, drawings on the financing facilities, or sales of additional equity or debt securities by the Company.

If the funds available to the Company from current cash and cash equivalents are not sufficient to meet the Company’s cash needs, the Company may from time to time seek to raise capital from additional sources, including project-specific financing, additional public or private debt or equity financing.

The company believe that in order to achieve its long-term expansion objectives and to enhance its competitive position in the U.S. market, it will need additional financial resources over the next several years.   The precise amount and timing of the Company’s future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for its products and the management of its working capital.  The Company may not be able to obtain additional financing on acceptable terms or at all.  If the Company is unable to obtain sufficient capital, it could be required to curtail  itsexpansion.

Off-Balance Sheet  Arrangements and Contractual Obligations

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

Contractual Obligations	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$802,000	$517,000	$475,000

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

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk:

The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Company’s primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations. The Company believes that its exposure is not significant.

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

#

Item 8.

Selected Quarterly Financial Data:

For the fiscal year 2002:

	March 31	June 30	September 30	December 31

Net sales	$ 2,262,806	$3,419,749	$ 3,244,053	$ 3,413,322
Gross profit	817,535	1,270,833	1,236,070	691,952
Unusual items	-	-	-	-
(Loss) earnings from
continuing operations	(538,696)	(91,079)	106,266	(500,629)
Discontinued operations	(31,768)	114,817	-	114,243
Net (loss) earnings applicable to
common stockholders	(570,464)	23,738	106,266	(386,386)

(Loss) earnings per share:
Basic from continued operations	$(0.39)	$ (0.06)	$ 0.04	$(0.19)
Diluted from continued operations	(0.39)	(0.03)	0.03	(0.19)
Basic from discontinued operations	(0.03)	0.08	-	0.04
Diluted from discontinued operations	(0.03)	0.04	-	0.04
Basic	(0.42)	0.02	0.04	(0.15)
Diluted	(0.42)	0.01	0.03	(0.15)

For the fiscal year 2001:

	March 31	June 30	September 30	December 31

Net sales	$ 2,216,816	$ 1,835,043	$ 1,902,910	$ 2,323,566
Gross profit	711,532	373,557	677,759	769,041
Unusual items	-	(523,395)	(214,089)	(100,617)
(Loss) earnings before
extraordinary item	(467,118)	(741,343)	96,606	(715,178)
Gain on forgiveness of debt	-	695,538	-	-
(Loss) earnings from
continuing operations	(467,118)	145,550	96,606	(715,178)
Discontinued operations	(117,999)	(191,355)	(38,837)	(83,161)
Net (loss) earnings applicable to
common stockholders	(585,117)	(45,805)	57,769	(798,339)

(Loss) earnings per share:
Basic and diluted from
continuing operations	$ (0.57)	$ (0.43)	$ 0.08	$ (0.56)
Extraordinary item basic and diluted	-	0.54	-	-
Discontinued operations
Basic and diluted	(0.15)	(0.15)	(0.03)	(0.06)
Basic	(0.72)	(0.04)	0.05	(0.62)
Diluted	(0.72)	(0.04)	0.05	(0.62)

Financial Statements:

The consolidated financial statements of the Company, including the notes thereto, together with the report of independent chartered accountants thereon, are presented beginning at page F-1.

#

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

Elliot L. Bier has been a practicing attorney in Montreal for the last 24 years.  He has been a senior partner in Adessky Poulin, the Company’s Canadian legal counsel for the last 10 years.  Since November 16, 2000, Mr. Bier has served as Chairman of the Company.  Since May 2001, Mr. Bier has served as the Chief Operating Officer of Polystar Inc., a Montreal-based plastics company.

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

Michael Seltzer Chairman of Sam Seltzer’s Steak Houses of America since 1997. Since February 2002, Mr. Seltzer has also served as of President Sam Seltzer’s Steak Houses of America.

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

#

Compensation Committee Interlocks and Insider Participation

Until June 28th, 2002, Elliot L. Bier and James B. Rybakoff served as the members of the Company’s Compensation Committee.  None of the members of the Company’s Compensation Committee was, during the fiscal year ended December 31, 2002, one of our officers or employees, or one of our former officers, except that Mr. Bier served as our Chairman in a non-employee capacity. Other than as described in the preceding sentence, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

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

#

Item 11.

Executive Compensation

The following table summarizes certain information regarding compensation awarded, paid or accrued by the Company for the fiscal years ended December 31, 2000, 2001 and 2002, respectively, to Ian Bradley who was the only person to serve as the Company’s Chief Executive Officer during the year ended December 31, 2002.  No other executive officer or key employee who served in such capacity at December 31, 2002 had total annual salary and bonus for the year ended December 31, 2002, 2001 and 2000 in excess of $100,000.

Summary Compensation Table

	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)

Stephen Altro	2002	33,000 (3)	-	-
Acting President	2001	34,000 (4)	-	-
and Chief	2000	102,000 (5)	-	46,000 (8)	-	-
Executive Officer (1)
Ian Bradley	2002	82,711 (3)	-	6,600 (6)	-	-
Chief	2001	112,051 (4)	-	10,500(7)	37,500	-
Executive	2000	-	-	-	-	-
Officer and
President (2)

1)

Mr. Stephen Altro has been the Company’s acting President since June 8, 2002.

2)

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

6)

Other annual compensation for Mr. Bradley consists of $4,000 for car benefits and $2,600 disability insurance.

7)

Other annual compensation for Mr. Bradley consists of $6,000 for car benefits and $4,500 disability insurance.

8)

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

2)

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

#

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

During the fiscal 2002, the following individuals were late with their Form 4 filings: Each of Mssrs. Elliot Bier, Stephen Altro, David Mars, James B. Rybakoff, Michael Kron, Earl Azimov and Michael Seltzer were required to file a Statement of Changes in Beneficial Ownership in connection with automatic grants of 125 options per quarter to non-employee directors of Registrant pursuant to the Company’s Stock Option Plan.  As of the date of this report, none of the foregoing persons has filed a Form 4 receipt of the automatic quarterly option grants.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of January 15, 2003 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the Company’s directors and director nominees, (iii) each of the Company’s Named Executive Officers (as defined below) and (iv) all of the Company’s executive officers and directors as a group.  Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to such shares.

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

1)

Computed on the basis of 2,696,112 shares of Common Stock and, with respect to those persons holding shares of Series B Convertible Redeemable Preferred Stock, warrants or options to purchase Common Stock exercisable within sixty (60) days, the number of shares of Common Stock that are issuable upon the exercise thereof.

1)

Includes 457,144 shares and warrants held by 136012 Canada Inc. (controlled by Mr. Mars), 145,962 shares and warrants held by 2884330 Canada Inc., and 313,500 shares, warrants and options to purchase Common Stock held by Mr. Mars.  The company, 2884330 Canada Inc., is a privately held corporation controlled by Mr. Mars, and of which his wife and children are the only other stockholders.

2)

Includes 302,054 shares and warrants held by 2870304 Canada Inc., 323,714 shares and warrants held by 136011 Canada Inc. (controlled by Mr. Altro), and 305,000 shares, warrants and options to purchase commons stock held by Mr. Altro.  The company, 2870304 Canada Inc., is a privately-held corporation controlled by Mr. Altro, and of which his wife and children are the only other stockholders.

3)

Includes options to purchase 12,500 shares of Common Stock.  Mr. Nissim’s holding of 393,750 shares is held indirectly through Knox Security Engineering Corp. and Ark Foundation LLC.

4)

Represents 75,000 shares and 225,000 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

5)

Includes 42,500 warrants to purchase Common Stock and 107,500 shares and 322,500 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

6)

Includes 42,500 warrants to purchase Common Stock and 107,500 shares and 322,500 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

7)

Includes 42,500 warrants to purchase Common Stock and 102,500 shares and 307,500 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

8)

Includes 42,500 warrants to purchase Common Stock and 102,500 shares and 307,500 warrants to purchase Common Stock issuable upon conversion of our Series B Convertible Redeemable Preferred Stock.

9)

Includes warrants to purchase 55,000 shares of Common Stock issuable to Akin Bay Company LLC pursuant to that certain Warrant Agreement dated August 1999, and options to purchase 1,750 shares of Common Stock issued pursuant to our Stock Option Plan.  Mr. Rybakoff  is the controlling member of Akin Bay.

10)

Includes options to purchase 37,750 shares of Common Stock .

11)

See Footnotes (1) – (11).

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

The terms of these transactions are as favorable to the Company as could  be obtained with unrelated third parties.

PART IV

Item 14.

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

No change occurred in the Company’s internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2002 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

***	Filed as an Exhibit to the Company’s Registration Statement of Form S-3 dated December 23, 1996.
****	Filed as an Exhibit to the Company’s Registration Statement of Form S-3 dated January 26, 2002.
#	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A dated September 7, 1993 and incorporated herein by reference.
##	Filed as an Exhibit to the Company’s Proxy Statement on Form Pre 14A dated August 3, 2000.
###	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 1998.
####	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 2000.
#####	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 2001.

(a)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

#

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Exhibits to

Form 10 – K

of

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year Ended December 31, 2002

#

Schedule 11

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Balance
At	Additions		Balance
Beginning	Charged to	Net	At End
Of Year	Operations	Deductions (a)	Of Year

Allowance for Doubtful Accounts:

Year Ended December 31, 2002	$ 12,556	$ 34,785	$ (34,664)	$ 12,677
Year Ended December 31, 2001	24,008	147,438	(158,890)	12,556
Year Ended December 31, 2000	90,805	94,072	(160,869)	24,008

Provision for Loan Receivable:

Year Ended December 31, 2002	$ -	$ -	$ -	-
Year Ended December 31, 2001	434,371	(434,371)	$ -	$ -
Year Ended December 31, 2000	-	434,371	-	434,371

(a)

Includes write-offs, recoveries of previous write-offs and currency translation adjustments.

#

Exhibit 21

The following is a list of the Company’s subsidiaries:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Concepts, Inc.  (dissolved on January 29, 2002)

Ark Creations, Inc. (ceased operations in 2000)

Sababa Toys, Inc. (sold on June  14, 2002)

#

Exhibit 99.1

Certification of Principal Executive Officer

I, Stephen Altro, Interim President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc.  (the “Registrant”), certifies that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stephen Altro _______________________
Stephen Altro

Date: March 31, 2003

#

Exhibit 99.2

Certification of Principal Financial Officer

I, Tania Clarke, Chief Financial Officer (principal financial officer) of Grand  Toys International, Inc.  (the “Registrant”), certifies that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Tania  M. Clarke
Tania M. Clarke

Date: March 31, 2003

#

Exhibit 99.3

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the “Registrant”), certifies that to the best of my knowledge, based upon an audit of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

_____ /s/ Stephen Altro Name: Stephen Altro Date: March 31, 2003

#

Exhibit 99.4

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the “Registrant”), certifies that to the best of my knowledge, based upon an audit of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

______/s/ Tania M. Clarke Name: Tania M. Clarke Date: March 31, 2003

#

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

Signature	Title	Date

/s/ Elliot Bier	Chairman and Director	April 23, 2004
Elliot Bier

/s/ Tania M. Clarke	Executive Vice President and CFO
Tania M. Clarke	(Principal Financial and Accounting Officer)	April 23, 2004

/s/ James Rybakoff	Director	April 23, 2004
James Rybakoff

/s/ David Mars	Director	April 23, 2004
David Mars

/s/ Stephen Altro	Director	April 23, 2004
Stephen Altro

/s/Michael Kron	Director	April 23, 2004
Michael Kron

/s/Earl Azimov	Director	April 23, 2004
Earl Azimov

/s/Michael Seltzer	Director	April 23, 2004

Michael Seltzer

Consolidated Financial Statements of

GRAND TOYS INTERNATIONAL, INC.

Years ended December 31, 2002, 2001 and 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Grand Toys International, Inc.

We have audited the consolidated balance sheets of Grand Toys International, Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

March 7, 2003

GRAND TOYS INTERNATIONAL, INC.

Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

Financial Statements

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

Years ended December 31, 2002, 2001 and 2000

	2002	2001

Assets

Current assets:
Cash	$540,896	$431,903
Short-term deposit (note 16(b))	500,000	250,000
Accounts receivable (net of allowance for
doubtful accounts of $12,677; 2001 - $12,556)	1,866,110	1,183,175
Current portion of loan receivable (note 2)	212,739	194,494
Due from employees	7,595	2,034
Income taxes receivable	-	143,668
Inventory	1,148,220	1,373,094
Prepaid expenses (note 3)	451,027	698,597
Net assets of discontinued operations (note 12)	-	266,828
Total current assets	4,726,587	4,543,793

Note receivable (note 12)	884,877	-

Loan receivable (note 2)	335,981	548,721

Equipment and leasehold improvements, net (note 5)	252,854	333,423

Other assets (note 4)	44,168	133,827

Other assets of discontinued operations (note 12)	-	129,461

Total assets	$ 6,244,467	$ $5,689,225

	2002	2001

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$1,671,641	$1,062,039
Trade accounts payable	880,028	1,483,506
Other accounts payable and accrued liabilities	335,157	297,470
Shortfall on share conversions (note 7)	-	581,310
Royalties payable	15,052	8,297
Loan payable to a director (note 16 (b))	250,000	-
Total current liabilities	3,151,878	3,432,622

Deferred gain (note 12)	497,800	-

Minority interest	100	100

Stockholders' equity:
Capital stock (note 8):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,762,698 shares issued and outstanding
(2001 – 1,285,119 shares)	2,763	1,285
Series B preferred stock, $0.001 par value:
915,000 shares authorized,
nil shares issued and outstanding
(2001– 915,000 shares)	-	800
	2,763	2,085
Additional paid-in capital	22,634,617	21,496,788
Deficit	(19,080,756)	(18,253,908)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(961,935)	(988,462)
	2,594,689	2,256,503
Commitments and contingencies (notes 15 and 16)

Total liabilities and stockholders' equity	$ 6,244,467	$ 5,689,225

See accompanying notes to consolidated financial statements.

On behalf of the Board:

_______________________  Director

_______________________  Director

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31

	2002	2001	2000

Net sales	$ 12,339,930	$ 8,278,335	$ 12,016,385

Cost of goods sold	8,323,540	5,746,446	11,644,011

Gross profit	4,016,390	2,531,889	372,374

Other costs and expenses:
General and administrative	2,856,116	2,879,974	4,016,683
Salaries and fringe benefits	1,684,114	1,685,409	2,075,736
Royalties	311,082	252,506	250,523
Bad debt expense	34,785	147,438	94,072
Depreciation and amortization	89,690	116,361	282,386
Foreign exchange loss	40,894	88,270	26,667
Interest on long term debt	-	-	109,800
Other interest expense	80,030	47,271	778,305
Interest revenue	(70,287)	(101,339)	(134,072)
Unusual items (note 10)	-	(838,102)	3,625,055
	5,026,424	4,277,788	11,125,155

Loss before income taxes and extraordinary item	(1,010,034)	(1,745,899)	(10,752,781)

Income tax recovery (expense) (note 11):
Current	(14,106)	295,632	763,961
Deferred	-	(185,411)	-
	(14,106)	110,221	763,961

Loss before extraordinary item	(1,024,140)	(1,635,678)	(9,988,820)

Extraordinary item:
Gain on forgiveness of long-term debt
net of deferred income taxes of 499,585 (note 7)	-	695,538	-
Loss from continuing operations	$ (1,024,140)	$ (940,140)	$ (9,988,820)

Discontinued operations (note 12)
Gain on sale of discontinued operations	263,784	-	-
Loss from discontinued operations	(66,492)	(431,352)	(167,893)
	197,292	(431,352)	(167,893)
Net loss	(826,848)	(1,371,492)	(10,156,713)

Preferred stock dividends	-	-	(31,250)
Net loss applicable to
common stockholders	$ (826,848)	$ (1,371,492)	$ (10,187,963)
Earnings per share (notes 1 (i) and 13):
Basic and diluted from continuing operations	$ (0.50)	$ (1.38)	$ (12.49)
Extraordinary item-basic and diluted	-	0.59	-
Discontinued operations-basic and diluted	0.10	(0.37)	(0.21)

Basic	(0.40)	(1.16)	(12.70)
Diluted	(0.40)	(1.16)	(12.70)

See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31

	Capital Stock		Additional paid in capital	Deficit	Accumulated other comprehensive income	Total
	Preferred	Common
January 1, 2000	$1,000,000	$3,135	$19,314,677	$(6,725,703)	$ (588,326)	$13,003,783

Net loss for the year	-	-	-	(10,156,713)	-	(10,156,713)
Foreign currency adjustment	-	-	-	-	(282,562)	(282,562)

Total comprehensive income						(10,439,275)

Share conversions	(500,000)	100	499,900	-	-	-

Shortfall on share conversions	-	-	(118,000)	-	-	(118,000)
December 31, 2000	500,000	$3,235	$19,696,577	$(16,882,416)	$(870,888)	$2,446,508
Net loss for the year	-	-	-	(1,371,492)	-	(1,371,492)
Foreign currency adjustment	-	-	-	-	(117,574)	(117,574)
Total comprehensive income						(1,489,066)
Share conversions (note 8(c))	(500,000)	100	499,900	-	-	-
Shortfall on share conversions (note 7)	-	-	(463,310)	-	-	(463,310)
Share issuance in settlement of long- term debt (notes 7 and 8(c))	-	375	304,312	-	-	304,687
Private Sale of common stock (note 8 (c))	-	1,428	498,572	-	-	500,000
Reverse stock split (note 8)	-	(3,854)	3,854	-	-	-
Stock options (note 8 (c))	-	1	682	-	-	683
Private sale of preferred stock (note 8 (c))	800	-	799,200	-	-	800,000
Compensation expense (note 9)	-	-	157,001	-	-	157,001
December 31, 2001	800	$1,285	$21,496,788	$(18,253,908)	$ (988,462)	$2,256,503

Net loss for the year	-	-	-	(826,848)	-	(826,848)
Foreign currency adjustment	-	-	-	-	26,527	26,527

Total comprehensive income						(800,321)

Share issuance in settlement of shortfall on share
conversions (note 8 (c))	-	242	581,068	-	-	581,310

Private sale of preferred stock (note 8 (c))	115	-	114,885	-	-	115,000

Conversion of preferred stock(note 8(c))	(915)	915	-	-	-	-

Share issuance in settlement of
consulting fees (note 8(c))	-	58	61,196	-	-	61,254

Share issuance in settlement of
outstanding legal fees (note 8(c))		186	213,447	-	-	213,633
Share issuance in settlement of
outstanding payables (note 8 (c))		77	112,906	-	-	112,983

Compensation expense (note 9)		-	54,327	-	-	54,327
December 31, 2002	-	$2,763	$22,634,617	$(19,080,756)	$(961,935)	$2,594,689

 See accompanying notes to consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31

	2002	2001	2000
Cash flows from operating activities:
Net loss from continuing operations	$(1,024,140)	$(940,140)	$(9,988,820)
Adjustments for:
Depreciation and amortization	89,690	116,361	495,105
Amortization of prepaid royalties	20,281	-	-
Consulting fees	61,254	-	-
Compensation expense	25,281	68,735	-
Gain on forgiveness of long term debt	-	(1,195,123)	-
Deferred income taxes	-	684,996	-
(Reduction of ) provision for loan receivable	-	(288,102)	434,371
Amortization of product development costs	77,101	19,896	-
Write-off of product development costs	21,715	-	-
Write-off of intangibles	-	-	2,253,516
Write-off of deferred acquisition costs	-	-	123,168
Write-off of deferred financing costs	-	-	535,109
Write-down of inventory	-	-	1,861,681
Loss on disposal of equipment	13,034	-	3,470
Net change in operating working capital items (note 14)	(388,077)	752,968	6,712,943
Net cash (used for) provided by operating activities from
continuing operations	(1,103,861)	(780,409)	2,430,543
Net cash used for operating activities from
discontinued operations	(11,822)	(681,248)	(149,723)
Net cash (used for) provided by operating activities	(1,115,683)	(1,461,657)	2,280,820
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	603,764	1,037,722	(426,299)
Proceeds of loan payable to a director	250,000	-	-
Increase in deferred financing charges	-	-	(26,460)
Decrease in long term debt	-	-	(444,444)
Share issuance proceeds (note 8 (c))	115,000	1,300,683	-
(Increase) decrease in due from employees and affiliated company	(5,568)	37,187	(5,047)
Other	16,607	-	278
Net cash provided by (used for) financing activities	979,803	2,375,592	(901,972)
Cash flows from investing activities:
Purchase of short-term deposit	(250,000)	(250,000)	-
Loan receivable	194,495	(177,739)	(1,052,169)
Proceeds of note receivable	180,839	-	-
Decrease (increase) in other assets	110,926	(20,742)	-
Additions to equipment and leasehold improvements	(20,161)	(39,151)	(114,471)
Increase in product development costs	(9,987)	(95,024)	-
Proceeds on disposal of equipment	1,274	-	25,422
Net cash provided by (used for) investing activities
from continuing operations	207,386	(582,656)	(1,141,218)
Net cash provided by (used for) investing activities
from discontinued operations	37,487	(110,891)	(26,115)
Net cash provided by (used for) investing activities	244,873	(693,547)	(1,167,333)

Net increase in cash and cash equivalents	108,993	220,338	211,515
Cash and cash equivalents, beginning of year	431,903	211,515	-
Cash and cash equivalents, end of year	$540,896	$431,903	$211,515

See accompanying notes to Consolidated Financial Statements

GRAND TOYS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Grand Toys International, Inc., (the “Company”), a Nasdaq SmallCap listed Company, is organized under the laws of the State of Nevada.  Its principal business activity, through its wholly-owned Canadian and US operating subsidiaries, is the distribution of toys and related items.

1.

Significant accounting policies:

(a)

Basis of presentation:

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company cannot continue as a going concern.  The Company incurred operating losses in fiscal 2000 and 2001 primarily as a result of the loss of one of its major product lines and the reduced market demand for certain other products.  In 2002, the company increased its credit facility, reduced its losses, and implemented a restructuring plan to return to profitability.  As part of its restructuring plan, the Company has significantly reduced its operating costs, by closing one of its Canadian locations, sub-letting a portion of the Company’s main facility and consolidating its U.S. operations into the Canadian subsidiary.  In addition, the Company continues to add profitable new product lines, and focuses on strong retail sell-through.  At this time, based on 2003 forecasts, the current credit facility appears to be sufficient to meet the company’s financial needs.

Although primarily due to the above noted reasons the Company has incurred a loss in 2002 and substantial doubt remains about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern will depend on its return to profitable operations.

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

(e)

Prepaid expenses:

Prepaid expenses primarily include insurance, advances on inventory purchases, current portion of royalties, product development costs and real estate taxes.  Insurance costs are written off over the term of the respective policies.

Prepaid royalties relate to licensing agreements for character properties.  These contracts can extend up to three years.  Total expense for the year ended December 31, 2002 is $311,082 (2001 - $252,506, 2000 - $250,523) and it is shown as royalty expense in the Statements of Operations.

Prepaid taxes are amortized on a straight-line basis over the period to which they relate.  The amount expected to be recognized in the statement of operations in 2003 is $3,821.

(f)

Other assets:

Prepaid royalties are capitalized and amortized as earned in relation to actual product sales, over a period not to exceed the term of the related agreements. The amounts expected to be recognized in the statement of operations for 2003, 2004 and 2005 are, respectively, $119,637,  $2,217  and $19,213.

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

(ii)Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date.  Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates.  All exchange gains and losses are included in income.

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

(iii) Diluted earnings per share gives effect to all potentially dilutive common shares that existed at December 31, 2002.

(j)

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

(k)

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

Details are as follows:

	2002	2001
Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per
month therafter	$548,720	$743,215
Less current portion	212,739	194,494
	$335,981	$548,721

3.

Prepaid expenses:

	2002	2001
Prepaid inventory	$16,580	$161,676
Royalties	141,067	269,327
Insurance	269,060	232,092
Other	24,320	35,502
	$451,027	$698,597

4.

Other assets:

	2002	2001
Prepaid royalties	$179,630	$387,630
Product development costs	5,605	79,951
	185,235	467,581
Less current portion, included in prepaid expenses	141,067	333,754
	$44,168	$133,827

5.

Equipment and leasehold improvements:

	2002		2001
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$1,214,122	$1,054,679	$1,213,935	$985,304
Machinery and equipment	449,837	418,560	445,821	406,881
Furniture and fixtures	459,682	437,709	448,201	426,947
Trucks and automobiles	77,461	76,935	76,722	75,977
Telephone equipment	48,595	40,183	42,486	37,499
Leasehold improvements	239,106	207,883	321,479	282,613
	$2,488,803	$2,235,949	$2,548,644	$2,215,221

Net book value	$252,854		$333,423

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

The Company had approximately $554,784 of credit available as at December 31, 2002, subject to the availability of eligible inventory and accounts receivable.

There are no debt covenants or cross-default provisions.

7.

Long term debt and Series A cumulative redeemable preferred shares:

In connection with the acquisition by a subsidiary in 1999 of all the assets of Ark Foundation LLC, the Company issued 200,000 non-voting Series A convertible preferred shares having a stated value of $5.00 per share or $1,000,000 in total and an interest bearing promissory note of the subsidiary in the principal amount of $1,500,000.  The note was secured by the pledge of 93,750 shares of the Company’s common stock.  In 2000, the Company terminated the operations of the subsidiary after it was determined that it was not financially viable and recognized the permanent impairment in the value of goodwill and intangibles of $2,253,516 (see note 10).

As a result of the cessation of the subsidiary’s business, it ceased making the interest payments required under the note.  As a result of the default by the subsidiary, the holder of the note caused the 93,750 pledged shares to be registered in its name in February 2001.  As a result of these events, the company eliminated the liability associated with the promissory note in June 2001, and recognized $1,195,123 as a gain on forgiveness of long term debt equal to the difference between the principal amount of the promissory note and the value of the pledged shares.

The Series A shares rank senior to the common stock.  The Series A shares had a cumulative preferred quarterly dividend of 5% per annum of the par value, payable in cash, contingent upon Company declaration.  The Series A shares were redeemable and convertible at determinable prices on determinable dates.  The Series A shares were convertible into shares of the Company’s common stock on a one for one basis.  Beginning on January 1, 2000, a maximum of 12,500 shares could be converted during any six month period.  If upon conversion, the market value of the common stock of the Company was less than $5.00 per share, the Company was obligated to make up the difference between the market price on the conversion date and $5.00 in cash.

All of the shares were converted into common stock on January 2000, July 2000, January 2001 and  August 2001 (see note 8 (c) below).  Because the market price of the common stock was below $5.00 per share in July 2000, January 2001 and August 2001, the Company recorded shortfalls of $118,000 in the year 2000 and $463,310 in the year 2001.

On February 26, 2002, the Company entered into a settlement agreement with the seller of the assets of Ark Foundation LLC and certain other parties, which settled all outstanding matters resulting from the purchase of the assets.  Pursuant to the settlement agreement, the Company issued 242,213 shares of its common stock in settlement of the outstanding shortfalls noted above.  The Company agreed to remove the legend on the shares which had previously been pledged to secure Ark Creations’ $1,500,000 note payable and granted the seller an option to purchase the remaining assets of Ark Creations.

There are no debt covenants or cross-default provisions.

8.

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

(b)

Each Series B preferred share will automatically be converted, upon approval by the stockholders, into one share of the Company’s common stock at an exercise price of $1.00 per share and a warrant to purchase three shares of the Company’s common stock at an exercise price of $0.01 per share

(c)

Share transactions:

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

•

January 2002

115,000 shares of Series B convertible redeemable preferred stock were issued pursuant to the December 2001 private sale of convertible preferred stock for a total consideration of $115,000, increasing capital stock by $115.

•

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

•

July 2002

57,787 common shares were issued, on settlement of consulting fees, increasing capital stock by $58

185,768 common shares were issued in partial satisfaction for outstanding legal fees, increasing capital stock by $186.

•

October 2002

10,144 shares were issued as a result of the settlement of an outstanding payable, increasing capital stock by $10

•

December 2002

66,667 shares were issued as a result of the settlement of an outstanding payable, increasing capital stock by $67

(d)

A summary of the number of shares of common stock outstanding and share transactions since January 1, 2001 is as follows:

	Preferred Stock	Common Stock
January 1, 2001	25,000	808,726
Share issuance on settlement of long-term debt (notes 7 and 8 (c))	-	93,750
Share conversions, Series A (note 8 (c))	(25,000)	25,000
Private sale (note 8 (c))	-	357,143
Private sale of preferred stock note(8 (c))	800,000	-
Stock options (note 8 (c))	-	500
December 31, 2001	800,000	1,285,119
Share issuance on settlement of shortfall on share conversion	-	242,213
Private sale of preferred stock	115,000	-
Conversion of preferred stock (note 8(c))	(915,000)	915,000
Share issuance on settlement of consulting fees	-	57,787
Share issuance on settlement of outstanding liabilities	-	262,579
December 31, 2002	-	2,762,698

9.

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

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2000	1,350	43,875	55,000	100,225	$15.21

Reclassified	500	(500)	-	-	-
Granted	134,893	-	-	134,893	6.96
Cancelled	(400)	(5,000)	-	(5,400)	27.96
December 31, 2000	136,343	38,375	55,000	229,718	9.22

Granted	1,000	198,500	357,143	556,643	1.82
Exercised	(500)	-	-	(500)	1.37
Cancelled	(2,750)	-	-	(2,750)	3.63
December 31, 2001	134,093	236,875	412,143	783,111	$3.72

Granted	89,625	20,000	2,745,000	2,854,625	0.03
Cancelled	(98,783)	(60,875)	-	(159,658)	9.07
Options outstanding
at December 31, 2002	124,935	196,000	3,157,143	3,478,078	$0.46
Options exercisable
at December 31, 2002	7,575	126,000	55,000	188,575	$3.26

The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number	Weighted-average exercise price	Weighted-average remaining contractual life (yrs)	Number	Weighted-average exercise price

$0.01 - $1.96	3,079,685	$0.12	8.89	171,075	$0.98
$2.12 - $2.99	381,893	2.12	1.73	1,000	2.83
$5.62 - $11.00	1,000	7.78	7.57	1,000	7.78
$16.00 - $87.60	15,500	28.13	5.36	15,500	28.13

	3,478,078	$0.46	8.09	188,575	$3.26

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The Company’s pro-forma net earnings and earnings per share are as follows:

	2002	2001	2000

Loss from continuing operations, as reported	$(1,024,140)	$(940,140)	$(10,020,070)

Add (deduct) compensation cost resulting from:
Application of variable accounting to modified
awards (APB Opinion No. 25)	(9,919)	-	-
Application of fair value method (FASB
Statement No. 123)	(4,162,134)	(459,557)	(159,797)
Pro-forma loss from continuing operations	(5,196,193)	(1,399,697)	(10,179,867)

Earnings (loss) from discontinued operations	197,292	(431,352)	(167,893)
Pro-forma net loss applicable to common
stockholders	$(4,998,901)	$(1,831,049)	$(10,347,760)

Basic EPS
Loss from continuing operations	$(2.52)	$(1.18)	$(12.69)
Earnings (loss) from discontinued operations	0.10	(0.37)	(0.21)
Net loss applicable to common stockholders	$(2.42)	$(1.55)	$(12.90)

Diluted EPS
Loss from continuing operations	$(2.52)	$(1.18)	$(12.69)
Earnings (loss) from discontinued operations	0.10	(0.37)	(0.21)
Net loss applicable to common stockholders	$(2.42)	$(1.55)	$(12.90)

The pro-forma amounts include compensation cost as calculated using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Weighted average expected life (years)	3.0	3.0	3.0

Risk-free interest rate	5.63%	2.57%	5.19%

Volatility factor of expected market price of
Company’s common stock	149%	154%	164%

Dividend rate	-	-	-

	2002	2001	2000

Weighted average grant date fair value
Of options and warrants	$1.47	$1.14	$0.37

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

For most options outstanding at the time of the reverse stock split, modifications were made to the exercise price and to the number of shares, such that the option holder’s economic position be maintained.  However, certain warrants issued by the Company were designed so that only their exercise price be modified in the case of stock splits or stock combinations.  This modification resulted in additional compensation expense being recorded in the financial statements in the amount of $37,340 in 2001.

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

10.

Unusual items:

Unusual items are comprised of the following:

	2002	2001	2000
(Reduction of) provision for a lawsuit	$-	$(550,000)	$550,000
(Reduction of) provision for loan receivable (note 2)	-	(288,102)	434,371
Settlement of lawsuit by lessor of certain real estate	-	-	264,000
Write-off intangibles (note 7)	-	-	2,253,516
Write-off of deferred acquisition costs	-	-	123,168
	$-	$(838,102)	$3,625,055

Included in other interest expense in 2000, representing an additional unusual item is $747,828 of amortization and write-off of deferred financing costs.

11.

Income taxes:

(a)

Income tax recovery (expense) consists of:

	Current	Deferred	Total
Year ended December 31, 2000:
US	$(12,308)	$-	$(12,308)
Canada	776,269	-	776,269
	$763,961	$-	$763,961

Year ended December 31, 2001:
US	$(13,713)	$(185,411)	$(199,124)
Canada	309,345	-	309,345
	$295,632	$(185,411)	$110,221
Year ended December 31, 2002:
US	$14,106	$-	$14,106
Canada	-	-	-
	$14,106	$-	$14,106

11.

Income taxes, (continued):

 (b) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	2002	2001	2000
	(%)	(%)	(%)

U.S. Federal statutory tax rate	35%	35.0	35.0

Changes to US tax rate resulting from:
Expenses producing no tax benefit	3.6	2.8	0.8
Tax benefit of utilization of loss carry forward	(21.6)	-	(20.9)
Reversal of excess provision	-	(8.1)	-
Other	(17.0)	(24.6)	(7.8)
	-	(32.7)	(27.9)

Effective tax rate	-	5.1	7.1

The Company has not provided for income taxes on foreign subsidiaries’ undistributed earnings as of December 31, 2002 because the investments in the foreign subsidiaries are essentially permanent in duration.

 (c) The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2002 are presented below:

	2002	2001
Non-current:
Net operating loss carry
forwards	$ 3,138,000	$ 6,838,791
Valuation allowance	(3,138,000)	(6,838,791)

Total net deferred tax asset	$ -	$ -

The valuation allowance decreased in 2002 by $3,700,791 due to the utilization of losses by the Canadian subsidiary net of the current year’s loss (2001 increase of  $1,581,364).   The estimated impact of ownership changes for income tax purposes is reflected in the above numbers.

As of December 31, 2002, the Company has $ 11,335,000 (2001 - $ 10,740,000) of net operating losses available for tax purposes to reduce future taxable income in the United States, beginning to expire in 2009.

The Company’s Canadian subsidiary has approximately $4,100,000 (Cdn$6,400,000) (2001-$4,650,000 (Cdn$7,200,000) of losses carried forward, which can be used to reduce future taxable income.

These losses expire as follows:

2007	$2,700,000
2008	$1,400,000

(d)

The Company’s Canadian subsidiary has received a re-assessment from the taxation authorities of approximately $92,000 (Cdn. $145,000) relating to employee training tax of a prior year.  Management filed a  notice of objection to this assessement and for taxes previously paid on a related item. This notice of objection, if  successful could lead to a potential recovery of approximately $280,000 (Cdn.$442,000).  No provision has been recorded for this item in the financial statements.

12.

Discontinued operations:

On June 14, 2002, the Company sold its wholly-owned subsidiary, Sababa Toys Inc. ("Sababa"), to the subsidiary's management for $1,065,716.  The payment of the purchase price is evidenced by a promissory note and is secured by a pledge of the  shares of Sababa and a first lien on certain other assets.  The assets and liabilities of Sababa, together with the sales and expenses for the period to June 14, 2002 and the comparative figures for the year ended December 31, 2001, have been classified as discontinued operations.

The promissory note is being repaid using cash collected on accounts receivable and inventories, net of liabilities existing as at June 14, 2002, and 10% of net sales of inventories acquired after that date.  Any balance owing will be due on June 30, 2005.

The Company calculated the cost of its investment in Sababa using the equity method and recorded a gain on the sale of $761,584, of which $497,800 was deferred as at December 31, 2002.

 The table below summarizes the gain recorded and the cash applied against the note receivable:

	Deferred Gain	Note receivable

Balance, June 14, 2002	$761,584	$1,065,716
Recorded in 2002	(263,784)	(180,839)
Balance, December 31, 2002	497,800	884,877

Net Assets of Sababa consist of the following:

	June 14,	December 31,
	2002	2001
Net current assets:
Accounts receivable	$206,554	$203,158
Inventory	167,244	465,676
Prepaid expenses and deposits	77,619	83,269
Accounts payable and accrued liabilities	(284,442)	(485,275)
	$166,975	$266,828

Non-current assets:
Prepaid development costs	$62,722	$102,852
Furniture and equipment	25,971	26,609
	$88,693	$129,461

Details of the statement of operations of Sababa are as follows:

	2002	2001	2000
	(6 months)	(12 months)	(4 months)
Net sales	$536,120	$ 609,232	$1,500
Cost of goods sold	238,979	318,598	13,704
	297,141	290,634	(12,204)
Expenses:
Operating	$359,736	$715,439	$154,735
Depreciation	3,281	6,591	954
Interest	616	(44)	-
	363,633	721,986	155,689
Net loss	$(66,492)	$(431,352)	$(167,893)

13.

Earnings per share:

Income (numerator)	Shares (denominator)	Per Share Amount

December 31, 2000
Basic EPS
Loss from continuing operations	$(10,020,070)	$801,946	$(12.49)
Loss from discontinued operations	(167,893)	801,946	(0.21)
Loss applicable to common
stockholders	(10,187,963)	801,946	(12.70)

Diluted EPS
Loss from continuing operations	(10,020,070)	801,946	(12.49)
Loss applicable to common
stockholders and assumed
conversions	(10,187,963)	801,946	(12.70)

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2001

Basic EPS
Loss from continuing operations	$(1,635,678)	1,183,992	$(1.38)
Extraordinary item	695,538	1,183,992	0.59
Loss from discontinued operations	(431,352)	1,183,992	(0.37)
Loss applicable to common
stockholders	(1,371,492)	1,183,992	(1.16)

Diluted EPS
Loss from continuing operations	(2,135,263)	1,183,992	(1.80)
Extraordinary item	1,195,123	1,183,992	1.01
Loss from discontinued operations	(431,352)	1,183,992	(0.37)
Loss applicable to common
stockholders and assumed
conversions	(1,371,492)	1,183,992	(1.16)

13.

Earnings per share, (continued):

	Income (numerator)	Shares (denominator)	Per Share Amount
December 31, 2002
Basic EPS
Loss from continuing operations	$(1,024,140)	$2,064,465	$(0.50)
Net gain on discontinued operation	197,292	2,064,465	(0.10)
Loss applicable to
common stockholders	(826,848)	2,064,465	(0.40)

Diluted EPS
Loss from continuing operations	(1,024,140)	2,064,465	(0.50)
Net gain from discontinued operation	197,292	2,064,465	0.10
Loss applicable to
common stockholders
and assumed conversions	(826,848)	2,064,465	(0.40)

Options and warrants to purchase 3,478,078 shares (2001– 783,111) of the Company’s common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

14.

Changes in operating working capital items:

	2002	2001	2000

Continuing operations:
(Increase) decrease in accounts receivable	$(674,761)	$238,921	$6,584,004
Decrease in inventory	236,619	528,114	2,058,123
Decrease (increase) in income taxes receivable	145,752	302,067	(469,707)
Decrease (increase) in prepaid expenses	149,392	234,637	(264,309)
Increase in trade accounts payable	(288,999)	(48,611)	(550,638)
Increase in other accounts payable and accrued liabilities	37,284	50,264	33,965
Decrease in provision for lawsuit	-	(550,000)	-
Increase (decrease) in royalties payable	6,636	(2,424)	21,433
Decrease in income taxes payable	-	-	(699,928)
	$(388,077)	$752,968	$6,712,943

15.

Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2003	$272,000
2004	267,000
2005	263,000
2006	262,000
2007	255,000
Thereafter	475,000
$1,794,000

Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $186,472,  $243,000 and $526,000 respectively.

The Company has entered into a long-term agreement to sub-lease a portion of its warehouse resulting in a reduction of the minimum annual rental payments presented above of approximately $107,255 in 2002, $157,000 in 2003 and $182,000 annually from 2004 to 2007.

16.

Contingencies:

(a) Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

(b) The Company’s Canadian subsidiary, is contingently liable for an outstanding letter of credit of $500,000 as at December 31, 2002.  The short-term deposit has been pledged as collateral for this letter of credit.

To increase the short-term deposit to the required level, the Company borrowed $250,000 from a director.  The loan bears interest at 6% per annum and is payable on demand.

17.

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

(b)

Other information:

		2002		2001		2000
	Revenue	%	Revenue	%	Revenue	%
Customer A	$4,072,000	33	$3,111,000	35	$2,404,000	20
B	2,098,000	17	978,000	11	2,043,000	17
C	1,234,000	10	978,000	11	2,043,000	17
D	617,000	5	622,000	7	1,442,000	12
All others	4,318,930	35	2,589,335	36	4,084,385	34
	$12,339,930	100	$8,278,335	100	$12,016,385	100

18.

Segment information, (continued)

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 75% of gross sales for 2002.  The Company’s two largest suppliers accounted for 60% and 49% of gross sales for 2001 and 2000 respectively.

19.

Related party transactions:

During the year, the Company paid $66,238 (2001 - $67,184) in consulting fees to two shareholders.

20.

Financial instruments:

(a)

Foreign currency risk management:

From time to time the Company enters into forward foreign exchange contracts to minimize its foreign currency exposure on purchases.  The contracts oblige the Company to buy US dollars in the future at predetermined exchange rates.  The contracts are not used for trading purposes.  The Company’s policy is to enter into forward foreign exchange contracts on a portion of its purchases anticipated in the next selling season.  Gains and losses on forward exchange contracts are recorded in income and generally offset transaction gains or losses on the foreign currency cash flows.

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

(c)

Credit risk and economic dependence:

For the year ended December 31, 2002, approximately 65% (December 2001 - 64%; 2000 – 66%) of the Company’s sales were made to four unrelated companies. Three (2000 - four) customers representing approximately 60%  (December 2001 - 57%; 2000 – 54%) of total sales, individually accounted for 10% or more (2001 - 11%; 2000 – 12%) of total sales.  The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(d)

Interest rate risk:

The company’s principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

21.

Supplemental disclosure of cash flow information:

2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$80,030	$47,271	$109,800
Income taxes	14,106	29,800	467,900
Non-cash transactions:
Share conversions	-	500,000	500,000
Shortfall on share conversions	-	463,310	118,000
Note receivable received in consideration of sale of
discontinued operations	1,065,716	-	-
Share conversions in settlement of
outstanding legal fees	213,633	-	-
Reduction in shortfall on share conversion
through the insurance of common stock	581,310	-	-
Share conversions in settlement of
outstanding payables	112,983	-	-