Form 10-Q/A
period 2003-06-30
GRAND TOYS INTERNATIONAL INC
filed 2004-04-26
CIK 814463

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

(514) 685-2180

(Registrant’s telephone number, including Area Code)

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

Yes

   X

No    _____

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of August 14, 2003: 2,752,254.

#

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 – Q/A
Filed with the Securities and Exchange Commission
Period ended June 30, 2003

ITEMS IN FORM 10 – Q/A	PAGE

Part I – Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets
At June 30, 2003 and December 31, 2002	2-3

Consolidated Statements of Operations
For the three Month and Six Month Periods ended June 30, 2003 and 2002	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Six Month Period ended June 30, 2003	5

Consolidated Statements of Cash Flows
For the Six Month Period ended June 30, 2003 and 2002	6

Notes to Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20-30
Item 3. Quantitative and Qualitative Disclosures About Market Risks	30
Item 4. Controls and Procedures	30-31

Part II - Other Information

Item 1. Legal proceedings	31
Item 2. Changes in Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits and Reports on Form 8-K	31-32

Signatures	33-34

Certifications	38-41

#

 GRAND TOYS INTERNATIONAL, INC.

Part I. – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Cash	$ 987,690	$ 540,896
Short-term deposit (note 13(b))	500,000	500,000
Accounts receivable (net of allowance for
doubtful accounts of $14,842; 2002 - $12,677)	1,320,276	1,866,110
Current portion of loan receivable (note 2)	156,687	212,739
Due from employees	4,439	7,595
Inventory	2,158,190	1,148,220
Income taxes recoverable	4,024	-
Prepaid expenses (note 3)	565,487	451,027
Total current assets	5,696,793	4,726,587

Note receivable (note 9)	627,514	884,877

Loan receivable (note 2)	302,895	335,981

Equipment and leasehold improvements, net (note 5)	258,426	252,854

Other assets (note 4)	25,028	44,168

Total assets	$ 6,910,656	$ 6,244,467

#

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$ 1,453,450	$ 1,671,461
Trade accounts payable	869,463	880,028
Other accounts payable and accrued liabilities	503,835	335,157
Loan payable to a director (note 13(b))	257,438	250,000
Royalties payable	42,504	15,052
Total current liabilities	3,126,690	3,151,878

Deferred gain (note 9)	265,073	497,800

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
2,752,554 shares issued and outstanding	2,753	2,763
(2002-2,762,698 shares)
	2,753	2,763
Additional paid-in capital	22,624,972	22,634,617
Deficit	(18,439,184)	(19,080,756)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(669,748)	(961,935)
	3,518,793	2,594,689

Commitments and contingencies (notes 12 and 13)

Total liabilities and stockholders' equity	$ 6,910,656	$ 6,244,467

See accompanying notes to unaudited consolidated financial statements.

#

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations, (Unaudited)

	For the three months ended		For the six months ended
		June 30,		June 30,
	2003	2002	2003	2002
Net sales	$2,647,658	$3,419,749	$ 5,598,753	$5,682,555

Cost of goods sold	1,396,821	2,148,916	3,086,339	3,594,187
Gross profit	1,250,837	1,270,833	2,512,414	2,088,368

Other costs and expenses:
General and administrative	737,448	786,155	1,310,304	1,567,875
Salaries and fringe benefits	378,927	503,989	673,629	951,733
Royalties	57,871	68,359	127,766	118,181
Bad debt expense	18,848	(2,023)	29,449	14,722
Depreciation and amortization	17,514	22,880	33,933	44,584
Foreign exchange (gain) loss	(31,577)	(10,380)	(90,720)	4,604
Interest expense	26,471	12,108	47,208	36,955
Interest revenue	(13,431)	(19,015)	(28,325)	(36,175)
	1,192,071	1,362,073	2,103,244	2,702,479
Earnings (loss) before income taxes	58,766	(91,240)	409,170	(614,111)

Income tax expense (recovery):	-	161	325	(15,664)
Earnings (loss) from continuing operations	58,766	(91,079)	408,845	(629,775)

Discontinued operations:
Gain on sale of discontinued operations	129,725	149,541	232,727	149,541
Loss from discontinued operations	-	(34,724)	-	(66,492)
Net earnings (loss)	$ 188,491	$ 23,738	$ 641,572	$ (546,726)
Earnings (loss) per share (note 10):

Continuing operations:
Basic	$ 0.02	$ (0.06)	$ 0.15	$(0.43)
Diluted	0.01	(0.03)	0.07	(0.43)

Discontinued operations:
Basic	0.05	0.08	0.08	0.06
Diluted	0.02	0.04	0.04	0.06

Net earnings (loss):
Basic	0.07	0.02	0.23	(0.37)
Diluted	$ 0.03	$ 0.01	$ 0.11	$ (0.37)

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)

	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2003	$2,763	$22,634,617	$ (19,080,756)	$ (961,935)	$2,594,689

Net earnings for the period	-	-	641,572	-	641,572
Foreign currency adjustment	-	-	-	292,187	292,187

Total comprehensive income					933,759

Reverse share issuance
(note 7(d))	(10)	(12,972)	-	-	(12,982)

Compensation expense	-	3,327	-	-	3,327
June 30, 2003	$2,753	$ 22,624,972	$ (18,439,184)	$ (669,748)	$ 3,518,793

See accompanying notes to unaudited consolidated financial statements.

#

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, (Unaudited)

For the six months ended June 30,

	2003	2002
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$408,845	$(629,775)
Adjustments for:
Depreciation and amortization	33,933	44,584
Compensation expense	1,615	(11,444)
Net change in operating working capital
items (note 11)	(54,194)	(4,471)
Net cash provided by (used for) operating activities from
continuing operations	390,199	(601,106)
Net cash (used for ) provided by operating activities from
discontinued operations	(113,331)	26,537
Net cash provided by (used for) operating activities	276,868	(574,569)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(266,910)	253,949
Decrease in loan payable to a director	(32,619)	-
Decrease in due from employees	4,121	(133)
Reversal of share issuance	(12,982)	-
Share issuance proceeds (note 7 (c))	-	115,000
Decrease in assets of discontinued operations	-	(130,372)
Other	1,512	16,543
Net cash (used for) provided by financing activities	(306,878)	254,987

Cash flows from investing activities:
Purchase of short term deposit (note 13(b))	-	(250,000)
Loan receivable	89,138	95,068
Proceeds of note receivable	370,694	-
Decrease in other assets	19,965	77,214
Decrease in other assets of discontinued operations	-	129,462
Additions to equipment and leasehold improvements	(2,993)	(19,425)
Net cash provided by investing activities	476,804	32,319

Net increase (decrease) in cash and cash equivalents	446,794	(287,263)
Cash and cash equivalents, beginning of year	540,896	431,903
Cash and cash equivalents, at end of period	$ 987,690	$ 144,640

See accompanying notes to unaudited consolidated financial statements.

#

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

Prepaid taxes are amortized on a straight line basis over the period to which they relate.  The amount of $ 49,996 is expected to be recognized in the statement of operations during the remainder of 2003.

(e)

Other assets:

Prepaid royalties are capitalized and amortized as earned in relation to product sales, over a period not to exceed the term of the related agreements.  The amounts expected to be recognized in the statement of operations during the remainder of  2003, the year 2004 and 2005 are $121,300, $2,445 and $10,756, respectively.

Product development costs for proprietary product lines are capitalized and written off over a period of twenty-four months, the estimated life of a new product.  If a product is abandoned, the related costs are written off immediately.

#

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

Foreign currency translation:

i.

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

ii.

Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date.  Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates.  All exchange gains and losses are included in income.

(h)

Earnings per Share:

i.

Basic earnings per share is determined by dividing the weighted average number of common shares outstanding during the period into net earnings (loss).

ii.

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

#

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

1.

Significant accounting policies (continued):

(j)

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

(n)

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

Details are as follows:

	June 30, 2003	December 31,2002
Amount due repayable in monthly payments of principal and
interest of $7,500 until November 30, 2001 and $21,124 per
month until March 2003 and $15,000 until April 2005, with a
final payment of $165,789 in May 2005	$ 459,582	$ 548,720
Less current portion	156,687	212,739
	$ 302,895	$ 335,981

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

3.

Prepaid expenses:

	June 30, 2003	December 31,2002
Prepaid inventory	$ 71,095	$ 16,580
Royalties	114,324	141,067
Insurance	317,379	269,060
Other	62,689	24,320
	$ 565,487	$ 451,027

4.

Other assets:

	June 30, 2003	December 31,2002
Prepaid royalties	$134,502	$179,630
Product development costs	4,850	5,605
	139,352	185,235
Less current portion, included in prepaid expenses	114,324	141,067
	$25,028	$44,168

5.

Equipment and leasehold improvements:

	June 30, 2003		December 31, 2002
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$1,424,392	$1,262,692	$1,214,122	$1,054,679
Machinery and equipment	521,702	491,546	449,837	418,560
Furniture and fixtures	536,625	514,229	459,682	437,709
Trucks and automobiles	90,688	90,164	77,461	76,935
Telephone equipment	55,903	47,460	48,595	40,183
Leasehold improvements	279,935	244,728	239,106	207,883
	$2,909,245	$2,650,819	$2,488,803	$2,235,949

Net book value	$258,426		$252,854

#

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

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

The Company had approximately $1,143,953 of credit available as at June 30, 2003, subject to the availability of eligible inventory and accounts receivable.

There are no debt covenants or cross-default provisions.

7.

Capital stock

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

8.

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

Under the option plan, the exercise price of each option granted has been equal to the market price of the Company’s stock on the grant date, and an option’s maximum term is ten years.

#

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2003	124,935	196,000	3,157,143	3,478,078	$0.46

Granted	1,750	-	-	1,750	2.34
Cancelled	(1,375)	-	-	(1,375)	1.25
Options outstanding
at June 30, 2003	125,310	196,000	3,157,143	3,478,453	$0.47

Options exercisable
at June 30, 2003	9,325	126,000	55,000	190,325	$ 3.25

The following table summarizes information about options and warrants outstanding and exercisable at June 30, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number	Weighted-average exercise price	Weighted-average remaining contractual life (yrs)	Number	Weighted-average exercise price

$0.01 - $1.96	3,078,310	$0.12	8.40	171,075	$0.98
$2.12 - $2.99	383,643	2.13	1.23	2,750	2.52
$5.62 - $11.00	1,000	7.78	7.08	1,000	7.78
$16.00 - $87.60	15,500	28.13	4.87	15,500	28.13

	3,478,453	$0.47	7.59	190,325	$3.25

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The Company’s pro-forma net earnings and earnings per share are as follows:

	June 30,	Dec 31,	Dec 31,
	2003	2002	2001

Earnings (loss) from continuing
operations, as reported	$641,572	$(1,024,140)	$(940,140)

Add (deduct) compensation cost resulting from:
Application of variable accounting to modified
awards (APB Opinion No. 25)	1,615	(9,919)	-
Application of fair value method (FASB
Statement No. 123)	(237,694)	(4,162,134)	(459,557)
Pro-forma earnings (loss) from continuing
operations	405,493	(5,196,193)	(1,399,697)

Earnings (loss) from discontinued operations	232,727	197,292	(431,352)
Pro-forma net earnings (loss) applicable
to common stockholders	$638,220	$(4,998,901)	$(1,831,049)

Basic EPS
Earnings (loss) from continuing operations	$0.15	$(2.52)	$(1.18)
Earnings (loss) from discontinued operations	0.08	0.10	(0.37)
Net earnings (loss) applicable to common
stockholders	$0.23	$(2.42)	$(1.55)

Diluted EPS
Earnings (loss) from continuing operations	$0.15	$(2.52)	$(1.18)
Earnings (loss) from discontinued operations	0.08	0.10	(0.37)
Net earnings (loss) applicable to common
stockholders	$0.23	$(2.42)	$(1.55)

The pro-forma amounts include compensation cost as calculated using the Black-Scholes option pricing model with the following assumptions:

	June 30,	Dec 31,	Dec 31,
	2003	2002	2001

Weighted average expected life (years)	3.0	3.0	3.0

Risk-free interest rate	4.92%	5.63%	2.57%

Volatility factor of expected market price of
Company’s common stock	149%	149%	154%

Dividend rate	-	-	-

	June 30,	Dec 31,	Dec 31,
	2003	2002	2001

Weighted average grant date fair value
of options and warrants	$1.91	$1.47	$1.14

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

9.

Discontinued operations:

On June 14, 2002, the Company sold its wholly-owned subsidiary, Sababa Toys Inc. ("Sababa"), to the subsidiary's management for $1,065,716.  The payment of the purchase price is evidenced by a promissory note and is secured by a pledge of the shares of Sababa and a first lien on certain assets.  The assets and liabilities of Sababa, together with the sales and expenses for the period to June 14, 2002 and the comparative figures for the year ended December 31, 2001, have been classified as discontinued operations.

The promissory note is being paid using cash collected on accounts receivable and inventories, net of liabilities existing as at June 14, 2002, and 10% of net sales of inventories acquired after that date.  Any balance owing will be due on June 30, 2005.

The Company calculated the cost of its investment in Sababa using the equity method and recorded a gain on the sale of $761,584 of which $497,800 was deferred as at December 31, 2002.  At June 30, 2003, an amount of $265,073 was deferred.

 The table below summarizes the periods in which the gain was recorded and cash applied against the note receivable:

	Deferred Gain	Note receivable

Balance, June 14, 2002	$761,584	$1,065,716
Recorded in 2002	(263,784)	(180,839)
Balance, December 31, 2002	497,800	884,877
Recorded in 2003	(232,727)	(257,363)
Balance, June 30, 2003	$265,073	$627,514

Details of the statement of operations of Sababa, for the period ended June 30, 2002 are as follows:

June 30 , 2002)
(6 months
Net sales	$536,120
Cost of goods sold	238,979
Gross profit	297,141
Expenses:
Operating	359,411
Depreciation	3,281
Interest expense	616
Total expenses	363,308
Loss before income taxes	(66,167)
Income tax expense	325
Net loss	$(66,492)

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

10.

Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended June 30, 2003
Basic EPS
Earnings from continuing operations	$58,766	2,752,254	$0.02
Earnings from discontinued operations	129,725	2,752,254	0.05
Earnings applicable to common
stockholders	188,491	2,752,254	0.07

Diluted EPS
Earnings from continuing operations	58,766	5,690,853	0.01
Earnings from discontinued operations	129,725	5,690,853	0.02
Earnings applicable to common
stockholders and assumed
conversions	$188,491	5,690,853	$0.03

	Income (numerator)	Shares (denominator)	Per Share Amount

Six months ended June 30, 2003
Basic EPS
Earnings from continuing operations	$408,845	2,752,254	$0.15
Earnings from discontinued operations	232,727	2,752,254	0.08
Earnings applicable to common
stockholders	641,572	2,752,254	0.23

Diluted EPS
Earnings from continuing operations	408,845	5,690,853	0.07
Earnings from discontinued operations	232,727	5,690,853	0.04
Earnings applicable to common
stockholders and assumed
conversions	641,572	5,690,853	0.11

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended June 30, 2002
Basic EPS
From continuing operations	$ (91,079)	1,547,442	$(0.06)
Discontinued operations	114,817	1,547,442	0.08
Earnings available to common
stockholders	23,738	1,547,442	0.02
Diluted EPS
From continuing operations	(91,079)	2,603,137	(0.03)
Discontinued operations	114,817	2,603,137	0.04
Earnings available to common
stockholders and assumed
conversions	$23,738	2,603,137	$0.01

	Income (numerator)	Shares (denominator)	Per Share Amount

Six months ended June 30, 2002
Basic and Diluted EPS
From continuing operations	$ (629,775)	1,461,165	$ (0.43)
Discontinued operations	83,049	1,461,165	0.06

Earnings available to common
stockholders	(546,726)	1,461,165	(0.37)

Options and warrants to purchase 93,375 shares for the quarter ended June 30, 2003 (June 2002 – 511,768) of the Company’s common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

Options and warrants to purchase 93,375 shares for the period ended June 30, 2003 (June 2002 – 3,409,328) of the Company’s common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

#

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

11.

Changes in operating working capital items:

For the six months ended June 30,
	2003	2002

Continuing operations:
Decrease (increase) in accounts receivable	$782,655	$ (282,321)
Increase in inventory	(765,937)	(398,840)
(Increase) decrease in income taxes recoverable	(3,723)	146,924
(Increase) decrease in prepaid expenses	(75,625)	107,793
Decrease in trade accounts payable	(137,925)	(43,541)
Increase in other accounts payable and accrued liabilities	122,089	473,195
Increase (decrease) in royalties payable	24,272	(4,469)
Decrease in income taxes payable	-	(3,212)
	$ (54,194)	$(4,471)

12.

Commitments:

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

2003	$ 146,000
2004	292,000
2005	302,000
2006	301,000
2007	293,000
Thereafter	513,000
$1,847,000

Rent expense for the period ended June 30, 2003, and 2002 amounted to approximately $61,197 and $86,325 respectively.

The Company has entered into a long-term agreement to sub-lease a portion of its warehouse, resulting in a reduction of the minimum annual rental payments presented above of approximately $73,000 in 2003 and $182,000 annually from 2004 to 2007.

13.

Contingencies:

(a)

Lawsuits for alleged breach of contract have been filed against the Canadian subsidiary by two former sales representatives. In the opinion of management, these actions have no merit. At this point in time it is difficult to ascertain or estimate the value of a settlement, if any.

(b)

The Company’s Canadian subsidiary is also contingently liable for an outstanding letter of credit of $500,000 as at June 30, 2003.  The short-term deposit has been pledged as collateral for this letter of credit.

(c)

On May 21, 2003, the Company was named in a lawsuit for an alleged defective product causing personal injury. A defense has been filed. At this point in time, it is difficult to ascertain or estimate the value of a settlement, if any.

14.

Segment information:

(a)

Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items.  Approximately 97% of total sales are to Canadian customers.  The majority of long-lived assets are located in Canada.

(b)

Other information:

	June 30, 2003		June 30, 2002
	Revenue	%	Revenue	%
Customer A	$1,175,800	21	$ 2,273,000	40
B	951,800	17	966,000	17
C	559,900	10	398,000	7
All others	2,911,253	52	2,045,555	36
	$5,598,753	100	$ 5,682,555	100

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 77% of gross sales for the period ended June 30, 2003.  The Company’s two largest suppliers accounted for 76% of gross sales for the period ended June 30, 2002.

15.

Related party transactions:

During the period, the Company paid $42,743 (2002 - $39,520) in consulting fees to two shareholders.

16.

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

17.

Supplemental disclosure of cash flow information:

For the six months ended June 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 47,208	$ 36,955
Income taxes	325	15,664
Non-cash transactions:
Reduction in shortfall on share conversion
through the insurance of common stock	-	581,310
Note receivable in consideration of sale of
discontinued operations	-	1,065,716

#

GRAND TOYS INTERNATIONAL, INC.

Item 2.  Management’s Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this 10-Q and the December 31, 2002 Annual Report.

Overview

Forward-looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred.  For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements.  Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future.  The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate.  Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels.  Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Company’s fiscal 2002 Form 10-K and in other reports filed with the Securities and Exchange Commission.

In the Company’s audited financial statements for the years ended December 31, 2002, and 2001, the Company recognized that it had certain issues which raised substantial doubt about the Company’s ability to continue as a going concern.  The reasons cited were the Company’s recurring losses.  This was noted in KPMG’s audit report on those financial statements.  In 2002, the Company increased its credit facility, reduced its losses, and implemented a restructuring plan to return to profitability.

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
Other costs and expenses:
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

Expense reductions were realized in overhead expenses as a result of the closure of the Company’s two locations in 2002.

Advertising expense increased in the quarter as a result of the Company promoting it’s new product lines.

Salaries and Fringe benefits:

As a result of the 2002 restructuring plan, salaries and fringe benefits expenses were reduced by 24.81%, from $503,989 for June 30, 2002 to $378,927 for the current period.  The decrease in salaries and fringe benefits expenses was a result of the reduction in head count as a result of the closing of the Company’s two locations in 2002.

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

Expense reductions were realized in overhead expenses as a result of the closure of the Company’s two locations in 2002.

Salaries and Fringe benefits:

As a result of the restructuring plan in 2002, salaries and fringe benefits expenses were reduced by 29.22%, from $951,733 for the first six months of 2002 to $673,629 for the current period.  The decrease in salaries and fringe benefits expenses was a result of the reduction in head count as a result of the closing of the Company’s two locations in 2002.

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

#

Working capital increased from $1,574,709 at December 31, 2002 to $2,570,103 at June 30, 2003.  Net cash provided by operating activities was $276,868 in 2003 compared to net cash used for operating activities of $574,569 in 2002.  Cash for additions to equipment and leasehold improvements was $2,993 in 2003 compared to $19,425 for 2002.

The Company’s accounts receivable level is subject to significant seasonal variations due to the seasonality of sales.  As a result, the Company’s working capital requirements are greatest during its third and fourth quarters.  In addition, to the extent accounts receivable, inventories and advance payments increase as a result of growth of the Company’s business, the Company could require additional working capital to fund its operations.

If the funds available to the Company for current cash and cash equivalents are not sufficient to meet the Company’s cash needs, the Company may from time to time seek to raise capital from additional sources, including project-specific financing, additional public or private debt or equity financing.

Based on 2003 forecasts, the current credit facility appears to be sufficient to meet the Company’s financial needs.

The Company believes that in order to achieve its long-term expansion objectives and to enhance its competitive position in the U.S. market, it will need additional financial resources over the next several years.  The precise amount and timing of the Company’s future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for its products and the management of its working capital.  The Company may not be able to obtain additional financing on acceptable terms or at all.  If the Company is unable to obtain sufficient capital, it could be required to curtail its expansion.

Off-Balance Sheet  Arrangements and Contractual Obligations

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$146,000	$895,000	$586,000	$220,000

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

We may not be able to retain the key personnel we need to succeed

Our success is dependent on the expertise, experience and continued services of our senior management employees.  Most decisions concerning our business are made or significantly influenced by them.  We do not maintain “key man” insurance on the life of any of these persons.  In the event of the loss of any of our senior management employees, no assurances can be given that we will be able to obtain the services of an adequate replacement.

The issuance of shares of common stock upon the exercise of options and warrants will cause dilution to our current stockholders and the prevailing market price for our common stock may be materially and adversely affected by the addition of a substantial number of shares

We are authorized to issue 12,500,000 shares of common stock, of which 2,762,698 shares are outstanding.  In addition:

(a)

125,310 shares are issuable upon the exercise of currently outstanding options granted under our Amended and Restated 1993 Stock Option Plan the sale of which have been registered on either a registration statement on Form S-8 or on this prospectus;

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

(a)

any of our current products or product lines will continue to be popular for any significant period of time;

(b)

any new products or product lines introduced by us will achieve an adequate degree of market acceptance; or

(c)

any new product’s life cycle will be sufficient to permit us to recover development, manufacturing, marketing or other costs of the product.

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

The issuance of blank check preferred stock may also impact the value of our shares

We are authorized to issue 5,000,000 shares of “blank check” preferred stock, which is preferred stock that may be issued from time to time in such classes or series and with such terms, rights and preferences as the board of directors may choose.  All of these shares may be issued in the discretion of our board of directors, without the approval of our stockholders, with dividend, liquidation, conversion, voting or other rights, which could negatively affect the voting power or other rights of owners of our common stock or other series of preferred stock.

Our ability to issue “blank check” preferred stock could prevent or delay takeovers

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

We do not expect to pay dividends on our stock

We have not paid any cash or other dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future.  In addition, our current credit agreement with our bank restricts the payment of any dividends without the bank’s prior consent.

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

FOREIGN CURRENCY RISK

     While the Company’s product purchases are transacted in United States dollars; most transactions among the suppliers and subcontractors are effected in Hong Kong dollars, where most of the Companies’ products are manufactured.  Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company’s cost of goods.  Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People’s Republic of China, and thereby have a negative impact on the Company.  As well since the majority of the Company’s sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers.  Therefore, fluctuations in conversion rates may have an impact on the Company.  The Company may use derivative financial instruments solely to hedge the effects of such currency fluctuations.  The Company believes that its exposure is immaterial.

Item 4.

 Controls and Procedures.

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

No change occurred in the Company’s internal controls concerning financial reporting during the second quarter of the period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II: Other Information

Item 1.  Legal proceedings

On May 21, 2003, the Company was named in a lawsuit for an alleged defective product causing personal injury. A defense has been filed. At this point in time, it is difficult to ascertain or estimate the value of a settlement, if any.

Other than discussed above or in Note 16 to the Company’s December 31, 2002 Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

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

#

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

#

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

By: /s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

#

Exhibit 10.1

AMENDMENT TO STIPULATION OF SETTLEMENT

THIS AMENDMENT TO STIPULATION OF SETTLEMENT (“Amendment”) is entered into as of the ______ day of June, 2003 among GRAND TOYS INTERNATIONAL, INC. (“GRAND”), and DANIEL ATKINS, MARK ATKINS, TERESA ATKINS, DOUGLAS ATKINS and BRUCE MINOR (collectively, the “Defendants”).

RECITALS

A.

Grand and Defendants entered into that certain Stipulation of Settlement dated as of June 28, 2001 pursuant to which Grand and Defendants, inter alia, stipulated and agreed to: (i) the settlement of all claims of Grand against Limited Treasures, Inc. (“Limited”) and the Defendants for the sum of $775,000 (the “Settlement Obligation”) and; (ii) the terms upon which the Defendants would satisfy the Settlement Obligation (the “Payment Terms”).

B.

Defendants are in default of the Payment Terms under the Stipulation of Settlement.

C.

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

2.

Amendment of Stipulation of Settlement.

(a) Section 1(b) of the Stipulation of Settlement is amended in full to read as follows:

“(i) The sum of $15,000 per month for a period of twenty-six (26) consecutive months beginning on April 30, 2003, payable on the last day of each month, all as set forth on the revised amortization schedule annexed hereto as Annex B; and

              (ii) The balance of $165,789.34, payable on May 30, 2005.”

(b)Section 2 of the Stipulation of Settlement shall be amended in full to read as follows:

“(i) The Settlement Obligation shall bear interest at the rate of nine percent (9%) per annum through March 31, 2003.

(ii) Commencing as of April 30, 2003, the Settlement Obligation shall bear interest at the rate of six percent (6%) per annum which has been calculated into the revised amortization table annexed hereto as Annex B.”

3.  Acknowledgments of the Defendants.  Defendants acknowledge and agree as follows:

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

(c)  Liens.  Defendants acknowledge and agree that until the satisfaction of the Payment Obligations, Grand’s liens in certain assets of Defendants and Limited will continue to be valid, binding and enforceable liens which secure Defendants’ obligations under the Stipulation of Settlement and this Amendment.

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

4.  Miscellaneous.

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

#

Exhibit 31.1

Certification of Principal Executive Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim – President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc.  (the “Registrant”), certifies that:

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter [the registrant’s fourth fiscal quarter in the case of an annual report], that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter [the registrant’s fourth fiscal quarter in the case of an annual report], that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

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

#

EXHIBIT 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Interim - President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the “Registrant”), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2003 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Stephen Altro Name: Stephen Altro Date: August 14, 2003

#

EXHIBIT 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the “Registrant”), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2003 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Tania M. Clarke Name: Tania M. Clarke Date: August 14, 2003

#

#