Form 10-Q
period 2004-03-31
GRAND TOYS INTERNATIONAL INC
filed 2004-05-14
CIK 814463

   FORM 10-Q

Securities and Exchange Commission

Washington, D.C.  20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2004

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

Yes

   X

No    _____

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of May 14, 2004: 5,355,244

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 – Q
Filed with the Securities and Exchange Commission
Period ended March 31, 2004

ITEMS IN FORM 10 – Q	PAGE

Part I – Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets At March 31, 2004 (unaudited) and December 31, 2003	2-3
Consolidated Statements of Operations (unaudited) For The Three Month Periods ended March 31, 2004 and 2003	4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) For the Three Month Period ended March 31, 2004	5
Consolidated Statements of Cash Flows(unaudited) For The Three Month Periods ended March 31, 2004 and 2003	6

Notes to unaudited Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

Part II - Other Information

Item 1. Legal proceedings	31
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	33

Signatures	34-35

Certifications	36-39

GRAND TOYS INTERNATIONAL, INC.

Part I. – Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets:
Cash	$1,064,628	$1,487,318
Short-term deposit (note 14(c))	500,000	500,000
Accounts receivable (net of allowance for
doubtful accounts of $9,603; 2003 - $9,712)	1,984,671	1,598,907
Due from Playwell International Limited	1,052,897	804,252
Due from employees	3,127	771
Current portion of loan receivable (note 2)	163,881	161,447
Inventory	1,726,062	1,682,298
Prepaid expenses (note 3)	456,909	367,288
Total current assets	6,952,175	6,602,281

Note receivable (note 9)	183,528	286,896

Loan receivable (note 2)	179,069	220,963

Equipment and leasehold improvements, net (note 4)	211,348	219,988

Other assets (note 5)	11,003	13,331

Total assets	$7,537,123	$7,343,459

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$1,800,050	$1,579,458
Trade accounts payable	978,945	1,047,390
Other accounts payable and accrued liabilities	207,499	217,567
Accrued compensation	59,417	111,085
Accrued legal expenses	55,163	151,711
Total current liabilities	3,101,074	3,107,211

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
5,355,244 shares issued and outstanding	5,355	5,355
Additional paid-in capital	22,750,942	22,750,518
Deficit	(17,731,951)	(17,968,179)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(588,397)	(551,546)
	4,435,949	4,236,148

Commitments and contingencies (notes 13 and 14)

Total liabilities and stockholders' equity	$7,537,123	$7,343,459

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31,

	2004	2003
Net sales	$2,853,615	$2,951,095

Cost of goods sold	1,674,605	1,689,518
Gross profit	1,179,010	1,261,577

Other costs and expenses:
General and administrative	539,338	572,856
Salaries and fringe benefits	337,889	294,702
Royalties	22,874	69,895
Bad debt expense	12,939	10,601
Depreciation and amortization	13,427	16,419
Interest expense	19,446	20,737
Interest revenue	(14,130)	(14,894)
Foreign exchange loss (gain)	10,999	(59,144)
	942,782	911,172
Earnings before income taxes	236,228	350,405

Income tax expense	-	325

Earnings from continuing operations	236,228	350,080

Gain on sale of discontinued operations	-	103,002

Net earnings applicable to common stockholders	$236,228	$453,082

Earnings per share (note 10):

Continuing operations:
Basic	$0.04	$0.13
Diluted	0.04	0.06

Discontinued operations:
Basic	-	0.03
Diluted	-	0.02

Net earnings:
Basic	0.04	0.16
Diluted	$0.04	$0.08

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)

	Capital Stock	Additional Paid in Capital	Deficit		Accumulated other comprehensive income	Total

January 1, 2004	$5,355	$22,750,518	$(17,968,179)		$(551,546)	$4,236,148

Net earnings for the period	-	-	236,228		-	236,228
Foreign currency adjustment	-	-	-		(36,851)	(36,851)
Total comprehensive income						199,377

Compensation expense	-	424	-		-	424

March 31, 2004	$5,355	$22,750,942	$(17,731,951)	$	(588,397)	$4,435,949

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net earnings from continuing operations	$236,228	$350,080
Adjustments for:
Depreciation and amortization	13,427	16,419
Amortization of product development costs	2,164	763
Compensation expense	424	930
Net change in non-cash operating working capital
items (note 11)	(1,020,674)	(687,118)
Net cash used for operating activities from	(768,431)	(318,926)
continuing operations

Cash flows from financing activities:
Increase (decrease) in bank indebtedness	211,977	(9,914)
Decrease in loan payable to a director	-	(14,570)
Increase (decrease) in due from employees	(2,348)	442
Other	(1,618)	(2,318)
Net cash provided by (used for) financing activities	208,011	(26,360)

Cash flows from investing activities:
Loan receivable	39,460	51,409
Proceeds from note receivable	103,368	178,239
Decrease in other assets	2,163	9,056
Additions to equipment and leasehold improvements	(7,261)	(530)
Net cash provided by investing activities	137,730	238,174

Net decrease in cash and cash equivalents	(422,690)	(107,112)
Cash and cash equivalents, beginning of period	1,487,318	540,896
Cash and cash equivalents, end of period	$1,064,628	$433,784

Supplemental disclosure of cash flow information (note 12)

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

Grand Toys International, Inc. (the “Company”), a Nasdaq SmallCap listed Company, is organized under the laws of the State of Nevada.  Its principal business activity, through its wholly-owned Canadian and US operating subsidiaries, is the distribution of toys and related items.

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

Prepaid royalties relate to licensing agreements for character properties.  These contracts can extend for up to three years.  Total expense for the three-month period ended March 31, 2004 was $22,874  (2003 - $69,895) and is shown as royalty expense in the statements of operations.

Prepaid taxes are amortized on a straight-line basis over the period to which they relate.  The amount expected to be recognized in the statement of operations in 2004 is $86,937.

(e)

Other assets:

Prepaid royalties are capitalized and amortized as earned in relation to product sales, over a period not to exceed the term of the related agreements.  The amounts expected to be recognized in the statement of operations during the remainder of 2004 and the year 2005 are $1,610 and $12,700, respectively.

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
		lease plus one
		renewal term

(g)

Incomes taxes:

The Company follows the asset and liability method of accounting for income taxes.  Under the asset and liability method, the change in the net deferred tax asset or liability is included in the computation of net income.  Deferred tax assets and liabilities are measured using enacted or substantively tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  Deferred tax assets are evaluated and, if realization is not considered to be “more likely than not”, a valuation allowance is provided.

(h)

Foreign currency translation:

i)

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

(i)

Guarantees:

In November 2002, the Financial Accounting Standards Board (“FASB”) Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company was not a party to any guarantees as at March 31, 2004 and March 31, 2003.

(j)

Earnings per Share:

i)

Basic earnings per share are determined by dividing the weighted average number of common shares outstanding during the period into net earnings.

ii)

Diluted earnings per share give effect to all potentially dilutive common shares that existed at March 31, 2004.

(k)

Advertising and Promotion:

All costs associated with advertising and promoting products are expensed in the period incurred.  Total expense for the three-month periods ended March 31, 2004 and 2003 were $63,312 and $104,779, respectively.  These expenses include media and cooperative advertising and are shown as part of general and administrative expenses in the financial statements.

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

2.

Loan receivable:

The loan receivable is due from Limited Treasures Inc. ("Limited Treasures").  The loan is secured by accounts receivable and inventory and personal guarantees of the stockholders of Limited Treasures.

In June 2001, the Company settled a litigation it had commenced against Limited Treasures.  Under the terms of the Settlement Agreement, Limited Treasures agreed to pay $775,000 over 48 months commencing June 2001 and ending May 2005.  Interest, which was charged at the rate of 9.0% per annum under the original loan, was revised to 6.0% per annum in April 2003, reducing the monthly payment.

Details are as follows:

	March 31, 2004	December 31, 2003
Amount due repayable in monthly payments of
principal and interest of $7,500 until November 30, 2001,
$21,124 until March 31, 2003 and $15,000 until
April 2005, with a final payment of $165,789 in May 2005	$342,950	$382,410
Less current portion	163,881	161,447
	$179,069	$220,963

3.

Prepaid expenses:

	March 31, 2004	December 31, 2003
Prepaid inventory	$178,749	$66,555
Royalties	14,310	14,821
Insurance	90,359	192,699
Other	173,491	93,213
	$456,909	$367,288

4.

Equipment and leasehold improvements:

	March 31, 2004		December 31, 2003
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$1,477,393	$1,337,965	$1,486,846	$1,342,114
Machinery and equipment	506,320	494,379	512,100	499,387
Furniture and fixtures	551,188	531,857	557,376	536,840
Trucks and automobiles	93,192	92,781	94,256	93,806
Telephone equipment	51,499	45,687	52,086	45,900
Leasehold improvements	287,662	253,237	290,945	255,574
	$2,967,254	$2,755,906	$2,993,609	$2,773,621

Net book value		$211,348		$219,988

5.

Other assets:

	March 31, 2004	December 31,2003
Prepaid royalties	$14,310	$14,821
Product development costs	11,003	13,331
	25,313	28,152
Less current portion of prepaid royalties, included in prepaid expenses	14,310	14,821
	$11,003	$13,331

6.

Bank indebtedness:

The Company has a line of credit to finance its inventory and accounts receivable for advances of up to $2,669,000 (CA$3,500,000). The receivable loan has a discount fee of 2.0% and the inventory loan bears interest at Canadian prime plus 7.5%. The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

The loan is secured by a first lien in the principal amount of $3,050,000 (CA$4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.  There are no debt covenants or cross-default provisions.

As at March 31, 2004, the Company had approximately $869,000 (December 2003 - $1,120,000) of credit available under this facility, subject to the availability of eligible inventory and accounts receivable.

7.

Capital stock

(a)

Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.  There are no preferred shares issued and outstanding at March 31, 2004.

(b)

Share transactions:

i)

April 2003:

The 10,144 common shares issued in October 2002 were repurchased for a total consideration of $12,982, decreasing capital stock by $10.  The shares were subsequently cancelled.

ii)

August 2003:

82,609 common shares were issued in settlement of consulting fees, increasing capital stock by $82.

iii)

November 2003:

2,520,000 warrants were exercised for total consideration of $25,200, increasing capital stock by $2,520.

(c)

The number of shares of common stock outstanding is as follows:

There were no transactions in the period presented.

	March 31, 2004	December 31, 2003

Common Stock	5,355,244	5,355,244

8.

Stock options and warrants:

The Company's amended and restated employee stock option plan (the "Option Plan") provides for the issuance of up to 300,000 options to acquire common shares of the Company.  Stock options granted under the Option Plan may be Incentive Stock Options under the requirements of the Internal Revenue Code, or may be Non-statutory Stock Options which do not meet such requirements.  Options may be granted under the Option Plan to, in the case of Incentive Stock Options, all employees (including officers) of the Company, or, in the case of Non-statutory Stock Options, all employees (including officers) or non-employee directors of the Company.

Under the Option Plan, the exercise price of each option granted has been equal to the market price of the Company’s stock on the grant date and an option’s maximum term is ten years.

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2004	213,464	196,000	637,143	1,046,607	$1.74

Granted	875	-	-	875	3.02
Options outstanding
and exercisable at
March 31, 2004	214,339	196,000	637,143	1,047,482	$1.74

The following table summarizes information about options and warrants outstanding and exercisable at March 31, 2004:

	Options and warrants outstanding and exercisable
		Weighted-average	Weighted-average remaining
Range of exercise prices	Number	exercise price	contractual life (yrs)

$0.01 - $1.96	554,214	$0.59	7.69
$2.12 - $3.07	476,768	2.20	2.09
$5.62 - $11.00	1,000	7.78	6.32
$16.00 - $87.60	15,500	28.13	4.11

	1,047,482	$1.74	5.09

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The Company’s pro-forma net earnings and earnings per share are as follows:

	March 31, 2004	March 31, 2003

Earnings from continuing operations, as reported	$236,228	$350,080

Add compensation cost resulting from:
Application of variable accounting to modified
awards (APB Opinion No. 25)	424	930
Application of fair value method (FASB
Statement No. 123)	(1,873)	(1,418)
Pro-forma earnings from continuing operations	234,779	349,592

Earnings from discontinued operations	-	103,002
Pro-forma net earnings applicable
to common stockholders	$234,779	$452,594

Basic EPS
Earnings from continuing operations	$0.04	$0.13
Earnings from discontinued operations	-	0.03
Net earnings applicable to common stockholders	$0.04	$0.16

Diluted EPS
Earnings from continuing operations	$0.04	$0.06
Earnings from discontinued operations	-	0.02
Net earnings applicable to common stockholders	$0.04	$0.08

The pro-forma amounts include compensation cost as calculated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2004	March 31, 2003

Weighted average expected life (years)	3.0	3.0

Risk-free interest rate	2.10%	1.98%

Volatility factor of expected market price of
Company’s common stock	119%	142%

Dividend rate	-	-

	March 31, 2004	March 31, 2003

Weighted average grant date fair value
of options and warrants	$2.14	$1.47

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

Compensation expense of $424 and $930 was recorded for the three-month periods ended March 31, 2004 and 2003, respectively, as a result of the application of variable accounting to modified awards.

9.

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

The Company calculated the cost of its investment in Sababa using the equity method and recorded a gain on the sale of $761,584 of which $497,800 was deferred as at December 31, 2002. In 2003, the conditions which existed at the date of sale which required the initial deferral of the gain were removed. As a result, the company recognized the balance of the gain in the statement of operations during the year.

The table below summarizes the periods in which the gain was recorded and cash applied against the note receivable:

	Deferred Gain	Note receivable

Balance, January 01, 2003	$497,800	$884,877
Recorded in 2003	(497,800)	(597,981)
Balance, December 31, 2003	-	286,896
Recorded in 2004	-	103,368
Balance, March 31, 2004	$-	$183,528

10.

Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
Quarter ended March 31, 2004

Basic EPS
Earnings from continuing operations	$$236,228	5,355,244	$0.04
Earnings applicable to common stockholders
and assumed conversions	236,228	5,355,244	0.04

Diluted EPS
Earnings from continuing operations	$236,228	5,964,818	$0.04
Earnings applicable to common stockholders
and assumed conversions	236,228	5,964,818	0.04

	Income (numerator)	Shares (denominator)	Per Share Amount

Quarter ended March 31, 2003
Basic EPS
Earnings from continuing operations	$350,080	2,762,698	$0.13
Earnings from discontinued operations	103,002	2,762,698	0.03
Earnings applicable to common stockholders
and assumed conversions	453,082	2,762,698	0.16

Diluted EPS
Earnings from continuing operations	$350,080	5,602,889	$0.06
Earnings from discontinued operations	103,002	5,602,889	0.02
Earnings applicable to common stockholders
and assumed conversions	453,082	5,602,889	0.08

As of March 31, 2004, options and warrants to purchase 16,500 shares (March 2003 – 378,768) of the Company’s common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

11.

Net change in non-cash operating working capital items:

For the three months ended March 31,
	2004	2003

Continuing operations:
Increase in accounts receivable	$(402,492)	$(22,688)
Increase in amount due from Playwell International Limited	(248,645)	-
Increase in inventory	(62,350)	(525,930)
Increase in prepaid expenses	(93,842)	(14,964)
Decrease in trade accounts payable	(58,739)	(216,672)
(Decrease) increase in other accounts payable and accrued liabilities	(8,067)	87,889
Decrease in accrued compensation	(50,081)	(17,978)
(Decrease) increase in accrued legal expenses	(96,458)	23,225
	$(1,020,674)	$(687,118)

12.

Supplemental disclosure of cash flow information:

For the three months ended March 31
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,446	$20,737
Income taxes	-	325

13.

Commitments:

The Company has entered into long-term leases with minimum annual rental payments for the next five years and thereafter approximately as follows:

2004	252,000
2005	349,000
2006	349,000
2007	344,000
2008	340,000
Thereafter	244,000

Rent expense for the period ended March 31, 2004, and 2003 amounted to approximately $36,218 and $32,788, respectively.

The Company has entered into a long-term agreement to sub-lease a portion of its warehouse, resulting in a reduction of the minimum annual rental payments presented above of approximately $135,000 for the remainder of 2004 and $182,000 annually from 2005 to 2007.

14.

Contingencies:

(a)

A lawsuit for alleged breach of contract has been filed against the Canadian subsidiary by a former sales representative.  In the opinion of management, this action has no merit. At this point in time, it is difficult to ascertain or estimate the value of a settlement, if any.

(b)

On May 21, 2003, the Company was named in a lawsuit for alleged defective product causing personal injury and was acting as an agent for the vendor.  A defense has been filed denying liability and the claim is covered by insurance.  At this point in time, it is difficult to ascertain an estimate of the value of a settlement, if any.

(c)

The Company’s Canadian subsidiary is contingently liable for an outstanding letter of credit of $500,000 as at March 31, 2004. The short-term deposit has been pledged as collateral for this letter of credit.

15.

Segment information:

(a)

Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items.  Nearly all sales are to Canadian customers.  The majority of long-lived assets are located in Canada.

(b)

Other information:

	March 31, 2004		March 31, 2003
	Revenue	%	Revenue	%
Customer A	$713,400	25	$737,800	25
B	627,800	22	590,200	20
C	283,600	10	206,600	7
All others	1,228,815	43	1,416,495	48
	$2,853,615	100	$2,951,095	100

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 89% of gross sales for the quarter ended March 31, 2004. The Company’s two largest suppliers accounted for 77% of gross sales for the quarter ended March 31, 2003.

16.

Related party transactions:

During the period, the Company paid $23,477 (March 2003 - $21,204) in consulting fees to two directors/stockholders.

GRAND TOYS INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

17.

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

(b)

Credit risk and economic dependence:

For the three-month period ended March 31, 2004, approximately 64% (March 31, 2003 - 61%) of the Company’s sales were made to five unrelated companies. Three customers representing approximately 57%  (March 31, 2003 - 52%) of total sales, individually accounted for 10% or more (2003 - 7%) of total sales.  The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(c)

Interest rate risk:

The company’s principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

18.

Shareholder’s reorganization:

On November 14, 2003, the Company, Genius Glory Limited, a Hong Kong limited company and a wholly-owned subsidiary of Grand International Limited ("Grand HK"), and Centralink Investments Limited, a British Virgin Islands limited company ("Centralink"), entered into a Subscription and Exchange Agreement (the "Subscription and Exchange Agreement"), which was subsequently amended in March 2004 and executed on April 6, 2004.

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

GRAND TOYS INTERNATIONAL, INC.

Item 2.  Management’s Discussion and Analysis:

The following should be read in conjunction with the consolidated financial statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Overview

Forward-looking statements.

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred.  For example, statements including terms such as the Company "expects" or "anticipates" are forward-looking statements.  Investors should be aware that the Company's actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future.  The Company will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate.  Risks and uncertainties that may affect the Company's future results and performance include, but are not limited to, the following: intense competition and pricing pressures in the toy industry; the general consolidation in the toy industry; whether the Company's general strategy with respect to the toy industry and the Company's implementation of that strategy will correctly anticipate key trends in the toy industry; the Company's ability to retain its product lines; the Company's relationships with retailers and other issues with respect to the Company's distribution channels.  Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and in other reports filed with the Securities and Exchange Commission.

For the year ended December 31, 2003 the Company reported net earnings of $1,112,577. Net losses of $826,848 and $1,371,492 were reported for the years ended December 31, 2002 and 2001, respectively.  Prior to the year ended December 31, 2003, the Company had not reported an annual profit since December 31, 1997.  As a result of the restructuring plan put in place and management’s focus on the sale of products with higher profit margins, profitability has been achieved. In spite of this, there can be no assurance that the Company will remain profitable on an annual basis.

On November 14, 2003, Grand, Grand Toys International Limited (formerly Genius Glory Limited), a Hong Kong limited company and a wholly-owned subsidiary of the Company (“Grand HK”), and Centralink Investments Limited, a British Virgin Islands company (“Centralink”), entered into a Subscription and Exchange Agreement which was subsequently amended on March 19, 2004 and March 31, 2004 (as so amended, the “Subscription and Exchange Agreement”) pursuant to which, among other matters:

The Company will undertake a corporate reorganization pursuant to which the Company and its operating subsidiaries will become subsidiaries of Grand HK, with each issued and outstanding share of Common Stock of Grand being converted into one American Depositary Receipt (“ADRs”) representing one Ordinary Share of Grand HK, and each outstanding option and warrant to purchase the Company’s Common Stock being converted into one option or warrant to purchase Grand HK ADRs representing one Ordinary Share of Grand HK;

Grand HK will acquire from Centralink all of the issued and outstanding capital stock of Playwell International Limited, a Hong Kong limited company (“Playwell”), in exchange for the issuance to Centralink of 5,000,000 Grand HK ADRs representing 5,000,000 Ordinary Shares of Grand HK.  Playwell is a holding company which owns four subsidiaries:  Hong Kong Toy Center Limited, a trading company which manufactures products designed by customers and Playwell branded items; Gatelink Mould Engineering Limited, a manufacturer of moulds for Playwell; Great Wall Alliance Limited, the holder of Playwell trademarks; and Asian World Enterprises Limited, the holder of licenses for Walt Disney Company and Crayola branded products; and

In addition to the acquisition of the Playwell shares, pursuant to the Subscription and Exchange Agreement, Centralink will also subscribe for 5,000,000 Grand HK ADRs for cash and other consideration totaling $11,000,000.

Net sales consist of sales of products to customers after deduction of customer cash discounts, freight and warehouse allowances, and volume rebate allowances.  Sales are recorded when the merchandise is shipped.

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges.  Royalties payable to  the Company’s licensor-vendors which are not contingent upon the subsequent sales of the licensor-vendors’ products are included in the price paid for such products.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Three Months Ended March 31,
	2004%	2003%
	%	%
Net sales	100.00	100.00
Cost of goods sold	58.67	57.25
Gross profit	41.33	42.75
Operating expenses:
General and administrative	18.92	19.41
Salaries and fringe benefits	11.83	9.99
Royalties	0.80	2.37
Bad debt expense	0.45	0.36
Depreciation and amortization	0.47	0.56
Interest expense	0.68	0.70
Interest revenue	(0.50)	(0.50)
Foreign exchange (gain) loss	0.39	(2.00)
Total operating expenses	33.04	30.89
Earnings before income taxes	8.29	11.86

Earnings from continuing operations	8.29	11.86

Gain on sale of discontinued operations	-	3.49

Net earnings applicable to common stockholders	8.29	15.35

On a monthly basis management reviews its inventory of products and makes an assessment of its realizable value. The factors considered include current market prices, the demand for and the seasonality of its products. If circumstances change (i.e. unexpected shift in market demand, pricing, trends etc.) there could be a material impact on the net realizable value of inventory.

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003:

Net Earnings:

Net earnings for the first quarter of 2004 were $236,228, or $0.04 per share, as compared to a net earnings of $453,082, or $0.16 per share, for the first quarter of 2003.  Without the gain on discontinued operations, net earnings in the first quarter of 2003 would have been $350,080 or $0.13 per share.

Net earnings decreased during the quarter ended March 31, 2004 by $216,854 compared with the first quarter of 2003 as a result of decreases in net sales and gross margins, increases in expenses, and the absence of a gain on discontinued operations.

Net Sales:

Net sales decreased for the first three months of 2004 by $97,480, or by 3.30%, to $2,853,615 from $2,951,095 for the first quarter of 2003 due to the decrease in sales of the AstroJax product line.

Gross Profit:

Gross profit for the Company decreased during the first three months of 2004 by $82,567 compared to the prior quarter.  As a percentage of sales, gross profit decreased from 42.75% in the first quarter of 2003 to 41.33% in the first quarter of 2004.

Gross profit decreased as a result of the sales and product mix in the first quarter of 2004, which is primarily due to the decrease in sales in  2004 of higher margin product lines.

General and Administrative Expenses:

General and administrative expenses decreased by $33,518 to $539,338, in the first quarter of 2004, from $572,856 in the first quarter, of 2003. The decrease is consistent with management’s emphasis on controlling costs.

Salaries and Fringe benefits:

Salaries and fringe benefits expenses increased by 14.51%, from $294,702 for the quarter ended March 31, 2003 to $337,889 for the quarter ended March 31, 2004.

The increase is due to a general increase in salaries of the Company’s employees.

Royalties Expense:

Royalties expense decreased by 67.27%, from $69,895 for March 31, 2003 to $22,874, for the quarter ended March 31, 2004, as a result of the decrease in the sales of the Astrojax licensed product.

Bad Debts Expense:

The increase in bad debts expense of $2,338 from $10,601 for March 31, 2003 to $12,939 in the quarter ended March 31, 2004 is due to the increase in the credit insurance rates premium.

Foreign Exchange (gain) loss:

As a result of the decline of the Canadian dollar in the first quarter of 2004, the Company reported a foreign exchange loss of $10,999 as compared to a gain of $59,144 in the first quarter of 2003.

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

As of June 14, 2002 the Company recognized a gain on the sale of $761,584. As of December 31, 2002,  $263,784 was recorded in the Statement of Operations, the balance deferred.   For the first quarter 2003, the Company recorded a gain of $103,002. As of December 31, 2003 the balance of the gain has been fully recorded in income.

Comparison of the three months ended March 31, 2003 to the three month ended March 31, 2002

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

Net Sales:

Net sales increased for the first three months of 2003 by $688,289, or by 30.42%, to $2,951,095 from $2,262, 806 for the first quarter of 2002.  During the quarter, gross profit also increased as a result of the Company’s emphasis on profitable sales and tighter inventory control, from 36.13% in 2002 to 42.75% in 2003, a 6.62% increase.

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

The reduction is due to the reduction of head count as a result of the closing of the Company’s two locations.

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

As of June 14, 2002 the Company recognized a gain on the sale of $761,584. As of December 31, 2002,  $263,784 was recorded in the Statement of Operations.   For the first quarter 2003, the Company recorded a gain of $103,002. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under its line of credit facility with Montcap Financial Inc., and by cash flow from operations.  In the past, it has also supplemented those sources through the sales of equity securities.

Accounts receivable at March 31, 2004 were $1,984,671 compared to $1,598,907 at December 31, 2003.  The sales were mainly to mass retailers. Inventory at March 31, 2004 increased to $1,726,062 from $1,682,298 at December 31, 2003.

Working capital increased from $3,495,070 at December 31, 2003 to $3,851,101 at March 31, 2004.  Net cash used for operating activities was $768,431 in 2004 compared to net cash used for operating activities of $318,926 in 2003.  Cash for additions to equipment and leasehold improvements was $7,261 in 2004 compared to $530 for 2003.

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

Contractual Obligations

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

The amounts of the operating lease obligations reflect the lease for the premises and the office equipment.

	Less than			More than 5
Contractual Obligations	1 year	1-3 years	3-5 years	years

Operating lease obligations	$252,000	$1,042,000	$584,000	$-

Risk Factors

A few customers account for a large portion of the Company’s net sales and a substantial reduction in or termination of orders from its large customers could adversely affect its business, financial condition and results of operations

The Company’s three largest customers accounted for approximately 57% and 49% of its net sales in the first quarter of 2004 and for the year ended December 31, 2003, respectively.  Except for outstanding purchase orders for specific products, the Company does not have written contracts with or commitments from any of its customers.  A substantial reduction in or termination of orders from any of its largest customers could adversely affect its business, financial condition and results of operations.  In addition, pressure by large customers seeking a reduction in prices, financial incentives, a change in other terms of sale or on the Company to bear the risks and the cost of carrying inventory could also adversely affect the Company’s business, financial condition and results of operations.

The loss of the Company’s right to distribute Toy Biz products would have a material adverse affect on its business, financial condition and results of operations

The Company has operated without a written distribution agreement with Toy Biz Worldwide Ltd. (“Toy Biz”) since 2001. However, it has continued to distribute the product lines carried by Toy Biz during 2002 and 2003 and has accepted orders from Toy Biz in 2004.  Because Toy Biz is affiliated with Playwell, the Company’s management believes that its relationship with Toy Biz will continue past 2004 if the Playwell acquisition is consummated.  However, if the Playwell acquisition is consummated, or even if it is not, there can be no assurance that the Company will be able to retain the right to distribute the Toy Biz product line or, even if the Company does retain this right, that any of the products in this branded product line will retain their current popularity.  The loss of the Company’s distribution rights for any of these product lines or the decrease in the popularity of any one of these branded product lines would adversely affect its business, financial condition and results of operations.

The Company has a history of losses which makes sustained profitability uncertain

Although the Company had net earnings of $236,228 and $1,112,577 for the first quarter 2004 and for the year ended December 31, 2003, it incurred a net loss of $826,848 for the year ended December 31, 2002 and prior to the fiscal year ended December 31, 2003, and had not reported an annual profit since the year ended December 31, 1997.  The Company believes that its return to profitability in 2003 resulted form its recent focus on the distribution of products with higher profit margins and the reduction in expenses.  Although these efforts were successful in the first quarter of 2004 and for the year ended December 31, 2003, the Company cannot be sure that its efforts will result in continued profitability on an annual basis in the future.

An inability to obtain additional financing could adversely impact the Company’s ability to expand into the U.S. market

The Company believes that in order to achieve its long-term expansion objectives and to enhance its competitive position in the U.S. market, it will need additional financial resources over the next several years. The precise amount and timing of its future financing needs cannot be determined at this time and will depend upon a number of factors, including the demand for its products and the management of its working capital.  The Company may not be able to obtain additional financing on acceptable terms, or at all.  If the Company is unable to obtain sufficient capital, it could be required to curtail its expansion plans.

The Company’s shares may not continue to be listed on the Nasdaq Small Cap Stock Market which could adversely affect the price and liquidity of its stock and its ability to obtain financing in the future

On January 9, 2004, the Company was advised by Nasdaq that it failed to meet the requirements for continued listing on Nasdaq for failure to hold its 2003 Annual meeting by December 31, 2003, and that its securities were therefore subject to delisting from the Nasdaq SmallCap Stock Market.  The Company successfully appealed the Nasdaq Staff Determination and the Company’s shares will continue to be listed on the Nasdaq SmallCap Stock Market. However, the Company’s most recent appeal was the second time in the last three years that it was subject to potential delisting.  There can be no assurance that the Company will be able to continue to meet the requirements for continued listing or that the Company could successfully appeal a delisting determination. If the Company’s shares were delisted, the Company might be able to have its shares listed for quotation on the OTC Bulletin Board or other market. However, the failure to have the Company’s shares quoted on the Nasdaq market would likely have an adverse impact on the price and liquidity of the Company’s shares and the Company’s  ability to obtain financing in the future.

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

The Company may not be able to retain the key personnel it needs to succeed

The Company’s success is dependent on the expertise, experience and continued services of its senior management employees.  Most decisions concerning the Company’s business are made or significantly influenced by them.  The Company does not maintain "key man" insurance on the life of any of these persons.  In the event of the loss of any of its senior management employees, no assurances can be given that the Company will be able to obtain the services of an adequate replacement.

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

(a)

214,339 shares are issuable upon the exercise of currently outstanding options granted under the Company’s Amended and Restated 1993 Stock Option Plan the sale of a portion of which have been registered on a registration statement on Form S-8;

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

Certain relationships among the Company’s management and affiliates create various potential and actual conflicts of interest and could adversely affect the Company’s business

Although it is the Company’s policy that all transactions with and loans to its affiliates be made on similar terms to those that can be obtained from unaffiliated third parties and for such transactions to be approved by a majority of the Company’s directors who do not have an interest in the transaction, certain situations may arise in the future where an interested party would be required to vote on actions that could benefit such person and negatively impact the Company, or vice versa.

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

No change occurred in the Company’s internal controls concerning financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II: Other Information

Item 1. Legal proceedings

On November 30, 1995, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against Grand Group Inc, a United States subsidiary, in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Proceeding”).On January 4, 1996, the Court entered an order for relief under Chapter 7 of the United States Bankruptcy Code and a trustee was appointed to supervise the liquidation of Grand Group Inc.   On November 21, 2003, the bankruptcy was discharged.

During the quarter ended March 31, 2004, there were no other material developments to any legal proceedings which have been previously reported by the Company.

Other than discussed above or in Note 16 to the Company’s December 31, 2003 Consolidated Financial Statements, the Company is not a party to, nor is it aware of, any other pending litigation of a material nature.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

2.

The Stockholders ratified the approval of KPMG LLP to serve as the Company auditors for the fiscal year ending December 31, 2003.  3,800,607 shares were voted for the appointment, 1,434 shares were voted against the appointment, no shares were withheld and 1,213 shares abstained.

Item 5.   Other Information

(a)

Nominating Committee.  In 2004, the Board established a Nominating Committee composed entirely of independent directors.  The charter for the Nominating Committee will be provided upon written request to Tania M. Clarke, 1710 Route Transcanadienne, Dorval, Quebec, Canada, H9P 1H7.

Nominating Committee is comprised of two independent directors: Michael Kron and Earl Azimov. In accordance with the new listing requirements of The NASDAQ Stock Market, the Nominating Committee determines nominees for election to the Board of Directors.

The Nominating Committee believes that candidates for Board membership must exhibit certain minimum characteristics: good business judgment and an even temperament, high ethical standards, and a healthy view of the relative responsibilities of a board member and management. Board members shall be independent thinkers, articulate and intelligent. The Nominating Committee’s Charter sets forth additional criteria that the Committee considers important, including experience as a board member of another publicly traded company, experience in industries or with technologies relevant to the Company, accounting or financial reporting experience, or such other professional experience as the Committee shall determine shall qualify an individual for Board service.

In selecting candidates and approving nominees for open Board positions, the Nominating Committee will make every effort to ensure that the Board and its committees include at least the minimum number of independent directors, as that term is defined and as may be required by the Sarbanes-Oxley Act and applicable standards promulgated by The NASDAQ Stock Market and the SEC, and any other applicable requirements.

In addition, the Nominating Committee shall make every effort to ensure that at least one director be a financial expert, as that term is defined by the Sarbanes-Oxley Act and applicable standards promulgated by The NASDAQ Stock Market and the SEC.

The Nominating Committee will consider candidates for the Board from any reasonable source, including stockholder recommendations. The Nominating Committee does not evaluate candidates differently based on who has made the proposal. Stockholders who wish to suggest qualified candidates should write to Earl Azimov, Chair of the Nominating Committee, at Grand’s headquarters’ address. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to become a member of the Board, and a description of any relationship the nominee has to the stockholder making the recommendation or to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director, subject to the candidate’s due diligence of Grand, should accompany any such recommendation. Stockholders who wish to nominate a director for election at an annual meeting of stockholders of the Company must comply with the Company’s By-Laws regarding stockholder proposals and nominations.

(b)

Stockholder Communications.

Any stockholder or other interested party who desires to communicate with the Company’s Board of Directors or any other members of the of the Board of Directors may do so by writing to the Chairman of the Board of Directors at 1710 Route Transcanadienne, Dorval, Quebec, Canada, H9P 1H7, who shall determine, in his discretion, considering the identity of the submitting stockholder and the materiality and appropriateness of the communication, whether, and to whom within the Company, to forward the communication.

Item 6.   Exhibits and Reports on Form 8-K

(a)

Exhibits.

31.1	Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

Two reports on Form 8-K were filed during the quarter ended March 31, 2004.

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2004

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

Dated: May 14, 2004

GRAND TOYS INTERNATIONAL, INC.

By: /s/ Stephen Altro
Stephen Altro
Interim President and Chief Executive Officer

By: /s/ Tania M. Clarke
Tania M. Clarke
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Exhibit 31.1

Certification of Principal Executive Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Acting President and Chief Executive Officer (principal executive officer) of Grand  Toys International, Inc.  (the “Registrant”), certifies that:

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

Date: May 14, 2004

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

Date: May 14, 2004

EXHIBIT 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Acting President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2004 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Stephen Altro Name: Stephen Altro Date: May 14, 2004

EXHIBIT 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2004 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Tania M. Clarke Name: Tania M. Clarke Date: May 14, 2004

#