Form 10-K/A
period 2003-12-31
GRAND TOYS INTERNATIONAL INC
filed 2004-06-02
CIK 814463

FORM 10 – K/A-2

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended: December 31, 2003

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ____________to_______________

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

#

This is Amendment No. 2 to the Grand Toys International, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2003, as originally filed on March 30, 2004. No changes have been made to the Company's balance sheet or cash flow statements as they appeared in our March 30, 2004 Form 10-K/A.  A change was made to the Company's consolidated statements of operations presentation to present non-operating expenses separately.  Changes were also made to add additional disclosure to notes 1(b), 1(c) and 1(d) to the Company's financial statements and to management's discussion and analysis and results of operations to further expand on the explanations of the Company’s results of operations.

The company has not updated the Form 10-K/A to modify disclosures in the Form 10-K/A for events occurring subsequent to the original March 30, 2004 filing date. This Amendment No. 2 to Form 10-K/A continues to speak as of March 30, 2004.

#

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 – K/A-2
Filed with the Securities and Exchange Commission
Year ended December 31, 2003

ITEMS IN FORM 10-K/A-2 PAGE

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

For the Twelve Months Ended December 31:

	2003	2002	2001	2000	1999

Net sales	$11,076,909	$12,339,930	$8,278,335	$12,016,385	$37,260,250
Gross profit	4,727,019	4,016,390	2,531,889	372,374	10,778,909
Unusual (income) expense	-	-	(2,033,225)	3,625,055	814,669
Earnings (loss) from continuing operations	614,777	(1,024,140)	(940,140)	(9,988,820)	(709,466)
Earnings (loss) from discontinued operations	497,800	197,292	(431,352)	(167,893)	-
Net earnings (loss) applicable to common stockholders	1,112,577	(826,848)	(1,371,492)	(10,156,713)	(709,466)
Earnings (loss) per share:
Continuing operations
Basic	0.20	(0.50)	(0.79)	(12.49)	(1.42)
Diluted	0.17	(0.50)	(0.79)	(12.49)	(1.42)
Discontinued operations
Basic	0.16	0.10	(0.37)	(0.21)	-
Diluted	0.14	0.10	(0.37)	(0.21)	-
Net earnings (loss)
Basic	0.36	(0.40)	(1.16)	(12.70)	(1.42)
Diluted	0.31	(0.40)	(1.16)	(12.70)	(1.42)
Weighted average number
of common equivalent
shares
Basic	3,036,151	2,064,465	1,183,992	801,946	533,145
Diluted	3,573,467	2,064,465	1,183,992	801,946	533,145

Working capital	3,495,070	1,574,709	1,111,171	2,804,596	10,788,948

Long term debt	-	-	-	1,500,000	1,777,778
Capital Stock	5,355	2,763	1,285	3,235	3,135
Convertible Redeemable
preferred stock	-	-	-	500,000	1,000,000
Cash dividends – Common Shares	-	-	-	-	-
Cash dividends – Preferred Shares	-	-	-	-	25,000
Total assets	$7,343,459	$6,244,467	$5,689,225	$6,582,383	$19,408,405

#

Unusual items are comprised of the following:

	2001	2000	1999
(Reduction of) provision for a lawsuit (1)	$ (550,000)	$ 550,000	$ -
(Reduction of) provision for loan receivable (2)	(288,102)	434,371	-
Gain on forgiveness of debt (4)	(1,195,123)	-	-
Settlement of lawsuit by lessor of certain real estate(3)	-	264,000	-
Write-off of intangibles (4)	-	2,253,516	-
Write-off of deferred acquisition costs (2)	-	123,168	-
Penalty incurred to discontinue a major product line(5)	-	-	382,056
Severance costs, asset write-offs and lease penalties in
connection with the closure of the manufacturing
facility of Ark Creations, Inc.(5)	-	-	432,613
	$ (2,033,225)	$ 3,625,055	$ 814,669

1.

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

2.

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

3.

In May 2000, the Company settled a lawsuit brought by a lessor of certain real estate for $264,000.

4.

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

In connection with the acquisition, the Company’s Ark Creation’s subsidiary issued, in partial consideration, a promissory note in the principal amount of $1,500,000… The note was secured by a pledge of 93,750 shares of the Company’s common stock.. Upon cessation of the subsidiary’s business, it ceased making interest payments on the note and the holder of the note caused the pledged shares to be registered in his name in 2001.  As a result, the Company eliminated the liability associated with the note.  In accordance with the Adoption of SFAS 145, effective January 1, 2003, the gain on foregiveness of debt has been reclassified and is no longer shown as an extraordinary item.

5.

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

Critical Accounting Policy

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Grand’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires Grand’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, Grand’s management evaluates its estimates and judgments, including those related to sales reserve for returns and allowances. Grand’s management bases its estimates and judgments on the customer term agreements, historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  Grand’s management believes that its critical accounting policy on sales reserves for returns and allowances, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Grand establishes sales reserves at the time of sale based on the terms indicated in the customer term agreements, historical experience of discounts and returns on related products.  The return of non-defective product occurs infrequently in the United States.

All amounts are in U.S. Dollars ($) unless otherwise noted.

#

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Twelve Months Ended December 31,

	2003	2002	2001
	%	%	%
Net sales	100.00	100.00	100.00
Cost of goods sold	57.33	67.45	69.42
Gross profit	42.67	32.55	30.58
Operating costs and expenses:
General and administrative	24.93	23.14	34.79
Salaries and fringe benefits	8.91	13.65	20.36
Royalties	2.73	2.52	3.05
Bad debt expense	0.50	0.28	1.78
Depreciation and amortization	0.63	0.73	1.40
Reduction of provision for a lawsuit	-	-	(6.64)
Reduction of provision for loan receivable	-	-	(3.48)
Gain on forgiveness of long-term debt	-	-	(14.44)
	37.70	40.32	36.82
Non-operating (income) expenses:
Interest expense	0.83	0.65	0.57
Interest revenue	(0.51)	(0.57)	(1.22)
Foreign exchange gain (loss)	(0.76)	0.33	1.07
	(0.44)	0.41	0.42

Earnings (loss) before income taxes	5.41	(8.18)	(6.66)

Earnings (loss) from continuing operations	5.56	(8.30)	(11.36)
Discontinued operations:
Gain on sale of discontinued operations	4.49	2.14	-
Loss from discontinued operations	-	(0.54)	(5.21)
Earnings(loss) from discontinued operations	4.49	1.60	(5.21)
Net earnings (loss) applicable to common stockholders	10.05	(6.70)	(16.57)

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

During 2003, the following expenses increased:

Total advertising expense increased by $247,871 as a result of additional expense related to the promotion of new and existing product lines. Of the total increase, $69,449 related to cooperative advertising.

Insurance expense increased by $73,335 as a result of the increase in insurance premiums.

Consulting expense increased by $92,240 as a result of one-time consulting charge of $60,000.

As a percentage of sales, general and administrative expenses increased by 1.79% from 23.14% in 2002 to 24.93% in 2003, due to the net sales reduction.

Salaries and Fringe benefits:

Salaries and fringe benefits decreased by $696,614 or 41.36% from $1,684,114 in 2002 to $987,500 in 2003.  The decrease is attributable to headcount reductions following the downsizing, which represented $340,614 of the total decrease,  and the recovery of  $356,000 in 2003 of payroll related taxes paid in a prior year.

Royalties:

Royalty expense decreased by $8,281 or 2.67% to $302,801 in 2003 from $311,082 in 2002.   The net decrease is a result of an increase in royalty expense tied to the Astrojax product line and a reduction in write offs of prepaid royalties related to non performing licenses.

Bad Debt Expense:

Bad debts increased  by $20,767 in 2003 as a result of an increase in the insurance rate premiums and the bankruptcy of one customer.

Depreciation and Amortization:

Depreciation and amortization expense decreased by $20,160 as a result of the write-off of assets in 2002 and the declining balance method of depreciation used on most assets.

Interest Expense:

Interest expense increased by $11,556 in 2003 as a result of  a new loan received in August 2002.

Interest Revenue:

Interest revenue decreased by $14,094 or 25.08% from $70,287 in 2003 to $56,193 in 2002.  As a result of the renegotiation of the terms of the Limited Treasures receivable, interest income decreased by $26,933. In addition, this decrease was offset by an increase in interest receivable on the Company’s cash balance.

Foreign exchange (gain)/loss:

The gain of $84,681 in foreign exchange in 2003 as compared to a loss of $40,894 in 2002 was a result of the strengthening of the Canadian dollar against the US dollar..

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

Net Sales:

Net sales increased by $4,061,595, or by 49.06%, to $12,339,930 from $8,278,335 for 2001.   Net sales increased primarily as a result of the success in the following product lines:  Spiderman and Lord of the Rings (Toybiz and Playwell), Blopens(P & M Products Ltd.).

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

One time restructuring expenses were:

Write-off of discontinued lines	$172,864
Consulting	111,469
Legal fees	98,985
Severance & terminations	71,749
Location closing	61,412
$516,479

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

Royalties:

Royalty expense increased by $58,576 largely due to write-off of prepaid royalties related a non-performing license.

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

The FASB's issued are as follows :

FAS No. 148  “Accounting for Stock Based Compensation” . This provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock based employee compensation and the effect of the method used on reported results.  The standard also improves the prominence and clarity of the pro forma disclosures required by FAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies . In addition it improves the timeliness of those disclosures by requiring them in the our quarterly reports.

The Company has voluntarily changed to the fair value based method of accounting.  The improved disclosure was adopted in the Company’s 10-K 2003 and 10-Q March 2004.  The impact of adopting the standard would be what is disclosed under FAS No. 123 in the notes to the Company’s Financial Statements.

FAS No. 49  Amendment to FAS No. 133 on Derivative Instruments and Hedging Activities .This standard amends FAS No. 133 for a variety of issues. This is effective for any contracts entered into after June 30 , 2003. To date FAS No. 133 has not had an impact on the Company as it does not hold derivatives and the Company does not use hedge accounting.

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

10)

Includes 3,214 shares of Common Stock and 875 options to purchase Common Stock

11)

Consists of quarterly director option grants pursuant to the Company’s Amended Restated Stock Option Plan.

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

Exhibit 21

The following is a list of the Company’s subsidiaries:

Grand Toys (U.S.) Ltd.

Grand Toys Ltd.

Grand Toys (HK) Limited

Ark Creations, Inc. (ceased operations in 2000)

Sababa Toys,Inc. (sold on June 14, 2002)

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

June 01, 2004

Exhibit 31.1

Certification of Principal Executive Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Acting – President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc.(the “Registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of Grand Toys International , Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report), that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 1, 2004

/s/ Stephen Altro
Stephen Altro

Acting – President and Chief Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc.(the “Registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of Grand Toys International, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and  have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report), that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

5..The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 1, 2004

/s/ Tania M. Clarke
Tania M. Clarke

Chief Financial Officer

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

Date: June 1, 2004

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

Date: June 1, 2004

GRAND TOYS INTERNATIONAL, INC.

Signatures Years ended December 31

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2004

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

Signature	Title	Date

/s/ Elliot L. Bier	Chairman and Director	June 1, 2004
Elliot L. Bier

/s/ Tania M. Clarke	Executive Vice President and CFO
Tania M. Clarke	(Principal Financial and Accounting Officer)	June 1, 2004

/s/ James Rybakoff	Director	June 1, 2004
James Rybakoff

/s/ David Mars	Director	June 1, 2004
David Mars

/s/ Stephen Altro	Director	June 1, 2004
Stephen Altro

/s/Michael Kron	Director	June 1, 2004
Michael Kron

/s/Earl Azimov	Director	June 1, 2004
Earl Azimov

/s/Michael Seltzer	Director	June 1, 2004

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

F5 – F6

Consolidated Statements of Cash Flows

F7 – F8

Notes to Consolidated Financial Statements

F9 – F32

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002

Assets

Current assets:
Cash	$1,487,318	$540,896
Short-term deposit (note 16(c))	500,000	500,000
Accounts receivable (net of allowance for
doubtful accounts of $9,712; 2002 - $12,677)	1,598,907	1,866,110
Due from Playwell International Limited (note 21)	804,252	-
Due from employees	771	7,595
Current portion of loan receivable (note 2)	161,447	212,739
Inventory	1,682,298	1,148,220
Prepaid expenses (note 3)	367,288	451,027
Total current assets	6,602,281	4,726,587

Note receivable (note 11)	286,896	884,877

Loan receivable (note 2)	220,963	335,981

Equipment and leasehold improvements, net (note 4)	219,988	252,854

Other assets (note 5)	13,331	44,168

Total assets	$7,343,459	$6,244,467

- F # -

	2003	2002

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$1,579,458	$1,671,641
Trade accounts payable	1,047,390	880,028
Other accounts payable and accrued liabilities	217,567	273,891
Accrued compensation	111,085	41,810
Accrued legal expenses	151,711	34,508
Loan payable to a director (note 19 (b))	-	250,000
Total current liabilities	3,107,211	3,151,878

Deferred gain (note 11)	-	497,800

Minority interest	100	100

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

On behalf of the Board:

_______________________Director

_______________________Director

- F # -

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31

	2003	2002	2001

Net sales	$11,076,909	$12,339,930	$8,278,335

Cost of goods sold	6,349,890	8,323,540	5,746,446

Gross profit	4,727,019	4,016,390	2,531,889

Operating costs and expenses:
General and administrative	2,761,947	2,856,116	2,879,974
Salaries and fringe benefits	987,500	1,684,114	1,685,409
Royalties	302,801	311,082	252,506
Bad debt expense	55,552	34,785	147,438
Depreciation and amortization	69,530	89,690	116,361
Reduction of provision for a lawsuit	-	-	(550,000)
Reduction of provision for loan receivable	-	-	(288,102)
Gain on forgiveness of long term debt (note 7)	-	-	(1,195,123)
	4,177,330	4,975,787	3,048,463

Non-operating (income) expense
Interest expense	91,586	80,030	47,271
Interest revenue	(56,193)	(70,287)	(101,339)
Foreign exchange (gain) loss	(84,681)	40,894	88,270
	(49,288)	50,637	34,202

Earnings (loss) before income taxes	598,977	(1,010,034)	(550,776)

Income tax recovery (expense) (note 10):
Current	15,800	(14,106)	295,632
Deferred	-	-	(684,996)
	15,800	(14,106)	389,364

Earnings (loss) from continuing operations	614,777	(1,024,140)	(940,140)

Discontinued operations (note 11):
Gain on sale of discontinued operations	497,800	263,784	-
Loss from discontinued operations	-	(66,492)	(431,352)
Earnings (loss) from discontinued operations	497,800	197,292	(431,352)

Net earnings (loss) applicable to
common stockholders	$1,112,577	$(826,848)	$(1,371,492)
Earnings (loss) per share (notes 1 (l) and 12):
Continuing operations
Basic	$0.20	$(0.50)	$(0.79)
Diluted	0.17	(0.50)	(0.79)

Discontinued operations
Basic	0.16	0.10	(0.37)
Diluted	0.14	0.10	(0.37)

Net earnings (loss)
Basic	0.36	(0.40)	(1.16)
Diluted	0.31	(0.40)	(1.16)

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

Net sales include gross revenues and FOB commissions, net of  allowances and discounts such as defectives, returns, volume rebates, cash discounts, customer fines, new store allowance,  markdowns, freight and warehouse allowance.

(c)

Cost of Goods Sold:

Cost of  Sales include cost of merchandise, duties, brokerage fees, inbound freight, packaging, product development and provision on slow-moving inventory.

(d)

General and Administrative Costs:

General and Administrative costs include advertising expense, royalties, rent, insurance costs, travel and entertainment, utilities, courier, repairs and maintenance, communications expense, office supplies, professional fees, dues and membership, bank charges and property taxes expense.

Shipping and handling costs are included in general and administrative expense. For 2003, freight in was $13,410 and freight out was $52,951, for a net freight expense of $39,541.

(e)

Inventory:

Inventory is valued at the lower of cost, determined by the first in, first out method, and net realizable value.  The only significant class of inventory is finished goods.

(f)

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

(g)

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

(h)

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

 (i)

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

(j)

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

(k)

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

(l)

Earnings per share:

(i)

Basic earnings per share are determined by dividing the weighted average number of common shares outstanding during the period into net earnings (loss).

(ii)

Diluted earnings per share gives effect to all potentially dilutive common shares that exist at the balance sheet date.

1.

Significant accounting policies (continued):

(m)

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

(n)

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

(o)

Comprehensive income:

Comprehensive income consists of net income and cumulative currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

(p)

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

(q)

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

13.

Changes in operating working capital items:

	2003	2002	2001

(Increase) decrease in accounts receivable	$611,182	$(674,761)	$238,921
Increase in amount due from Playwell	(804,252)	-	-
(Increase) decrease in inventory	(278,276)	236,619	528,114
Decrease (increase) in income taxes receivable	-	145,752	302,067
Decrease (increase) in prepaid expenses	101,540	149,392	234,637
Increase (decrease) in trade accounts payable	17,071	(288,999)	(48,611)
(Increase) decrease in other accounts payable
and accrued liabilities	(95,722)	(34,130)	13,437
Increase in accrued compensation	55,634	69,080	56,701
Increase (decrease) in accrued legal expenses	115,259	8,970	(22,298)
Decrease in provision for lawsuit	-	-	(550,000)
		-	-
	$(277,564)	$(388,077)	$752,968

14.

Supplemental disclosure of cash flow information:

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$91,586	$80,030	$47,271
Income taxes	325	14,106	29,800

Non-cash transactions:
Share conversions in settlement of
outstanding payables	95,000	112,983	-
Note receivable received in consideration
of sale of discontinued operation	-	1,065,716	-
Reduction in shortfall on share conversion
through the insurance of common stock	-	581,310	-
Share conversions in settlement of
outstanding legal fees	-	213,633	-
Share conversions	-	-	500,000
Shortfall on share conversions	-	-	463,310

15.

Commitments:

The Company has entered into long-term operating leases with minimum annual rental payments for the next five years and thereafter approximately as follows:

2004	$336,000
2005	353,000
2006	353,000
2007	348,000
2008	344,000
Thereafter	274,000

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