Form 10-Q/A
period 2004-03-31
GRAND TOYS INTERNATIONAL INC
filed 2004-06-02
CIK 814463

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

This is Amendment No. 1 to the Grand Toys International, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004, as originally filed on May 14, 2004. No changes have been made to the Company's balance sheet or cash flow statements as they appeared in our May 14, 2004 Form 10-Q.  A change was made to the Company's consolidated statements of operations presentation to present non-operating expenses separately.  Changes were also made to add additional disclosure to notes 1(b), 1(c) and 1(d) to the Company's financial statements and to management's discussion and analysis and results of operations to further expand on the explanations of the Company’s results of operations.

The company has not updated the Form 10-Q to modify disclosures in the Form 10-Q for events occurring subsequent to the original May 14, 2004 filing date. This Amendment No. 1 to Form 10-Q continues to speak as of May 14, 2004.

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

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31,

	2004	2003
Net sales	$2,853,615	$2,951,095

Cost of goods sold	1,674,605	1,689,518
Gross profit	1,179,010	1,261,577

Operating costs and expenses:
General and administrative	539,338	572,856
Salaries and fringe benefits	337,889	294,702
Royalties	22,874	69,895
Bad debt expense	12,939	10,601
Depreciation and amortization	13,427	16,419
	926,467	964,473

Non-operating expense (income)
Interest expense	19,446	20,737
Interest revenue	(14,130)	(14,894)
Foreign exchange loss (gain)	10,999	(59,144)
	16,315	(53,301)

Earnings before income taxes	236,228	350,405

Income tax expense	-	325

Earnings from continuing operations	236,228	350,080

Gain on sale of discontinued operations	-	103,002

Net earnings applicable to common stockholders	$236,228	$453,082

Earnings per share (note 10):

Continuing operations:
Basic	$0.04	$0.13
Diluted	0.04	0.06

Discontinued operations:
Basic	-	0.03
Diluted	-	0.02

Net earnings:
Basic	0.04	0.16
Diluted	$0.04	$0.08

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)

	Capital Stock	Additional Paid in Capital	Deficit		Accumulated other comprehensive income	Total

January 1, 2004	$5,355	$22,750,518	$(17,968,179)		$(551,546)	$4,236,148

Net earnings for the period	-	-	236,228		-	236,228
Foreign currency adjustment	-	-	-		(36,851)	(36,851)
Total comprehensive income						199,377

Compensation expense	-	424	-		-	424

March 31, 2004	$5,355	$22,750,942	$(17,731,951)	$	(588,397)	$4,435,949

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

Shipping and handling costs are included in general and administrative expense. For the period ended  March 31, 2004, freight in was $2,025 and freight out was $16,567, for a net freight expense of $14,542.

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

(j)

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

(l)

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

(d)

On April 15, 2004,  The Company was named in a lawsuit for alleged non payment of commissions. In the opinion of management, it is difficult to ascertain or estimate the value of a settlement if any.

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Three Months Ended March 31,
	2004%	2003%
	%	%
Net sales	100.00	100.00
Cost of goods sold	58.67	57.25
Gross profit	41.33	42.75
Operating costs and expenses:
General and administrative	18.92	19.41
Salaries and fringe benefits	11.83	9.99
Royalties	0.80	2.37
Bad debt expense	0.45	0.36
Depreciation and amortization	0.47	0.56
	32.47	32.69
Non-operating expense (income)
Interest expense	0.68	0.70
Interest revenue	(0.50)	(0.50)
Foreign exchange (gain) loss	0.39	(2.00)
	0.57	(1.80)

Earnings before income taxes	8.29	11.86

Earnings from continuing operations	8.29	11.86

Gain on sale of discontinued operations	-	3.49

Net earnings applicable to common stockholders	8.29	15.35

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

During the first quarter of 2004, total advertising expense decreased by $41,466 as a result of a decrease in media and cooperative advertising compared to last quarter. Of the total decrease, $5,859 related to cooperative advertising.

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

The FASB's issued are as follows :

FAS No.148  “Accounting for Stock Based Compensation” . This provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock based employee compensation and the effect of the method used on reported results.  The standard also improves the prominence and clarity of the pro forma disclosures required by FAS No.123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies . In addition it improves the timeliness of those disclosures by requiring them in our quarterly reports.

The Company has voluntarily changed to the fair value based method of accounting.  The improved disclosure was adopted in the Company’s 10-K 2003 and 10-Q March 2004.  The impact of adopting the standard would be what is disclosed under FAS No.123 in the notes to the Company’s Financial Statements.

FAS No.149  Amendment to FAS No. 133 on Derivative Instruments and Hedging Activities .This standard amends FAS No.133 for a variety of issues. This is effective for any contracts entered into after June 30 , 2003. To date FAS No.133 has not had an impact on the Company as it does not hold derivatives and the Company does not use hedge accounting.

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

Date: June 1, 2004

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

Date: June 1 , 2004

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

/s/ Tania M. Clarke Name: Tania M. Clarke Date: June 1, 2004

#