Form 10-K/A
period 2003-12-31
GRAND TOYS INTERNATIONAL INC
filed 2004-07-02
CIK 814463

FORM 10 – K/A-3

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

The Registrant’s revenues for the year ended December 31, 2003 were $10,861,452.  As of February 28, 2004, the Registrant had 5,355,244 shares of Common Stock outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 7,431,086 (as of June 30, 2003).

#

This is Amendment No. 3 to the Grand Toys International, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2003, as originally filed on March 30, 2004. No changes have been made to the Company's balance sheet or cash flow statements as they appeared in our March 30, 2004 Form 10-K/A.  A change was made to the Company's consolidated statements of operations removing shipping and handling costs charged to customers and cooperative advertising from general and administrative expenses and presenting them as part of net sales.  Changes were also made  to management's discussion and analysis and results of operations to conform to the changes made to the net sales and general and administrative expenses.

The company has not updated the Form 10-K/A to modify disclosures in the Form 10-K/A for events occurring subsequent to the original March 30, 2004 filing date. This Amendment No. 3 to Form 10-K/A continues to speak as of March 30, 2004.

#

GRAND TOYS INTERNATIONAL, INC.
Index to Annual Report on Form 10 – K/A-3
Filed with the Securities and Exchange Commission
Year ended December 31, 2003

ITEMS IN FORM 10-K/A-3 PAGE

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

For the Twelve Months Ended December 31:

	2003	2002	2001	2000	1999

Net sales	$10,861,452	$12,180,307	$8,062,866	$11,301,545	$35,470,534
Gross profit (loss)	4,511,562	3,856,767	2,316,420	(342,466)	8,989,193
Unusual (income) expense	-	-	(2,033,225)	3,625,055	814,669
Earnings (loss) from continuing operations	614,777	(1,024,140)	(940,140)	(9,988,820)	(709,466)
Earnings (loss) from discontinued operations	497,800	197,292	(431,352)	(167,893)	-
Net earnings (loss) applicable to common stockholders	1,112,577	(826,848)	(1,371,492)	(10,156,713)	(709,466)
Earnings (loss) per share:
Continuing operations
Basic	0.20	(0.50)	(0.79)	(12.49)	(1.42)
Diluted	0.17	(0.50)	(0.79)	(12.49)	(1.42)
Discontinued operations
Basic	0.16	0.10	(0.37)	(0.21)	-
Diluted	0.14	0.10	(0.37)	(0.21)	-
Net earnings (loss)
Basic	0.36	(0.40)	(1.16)	(12.70)	(1.42)
Diluted	0.31	(0.40)	(1.16)	(12.70)	(1.42)
Weighted average number
of common equivalent
shares
Basic	3,036,151	2,064,465	1,183,992	801,946	533,145
Diluted	3,573,467	2,064,465	1,183,992	801,946	533,145

Working capital	3,495,070	1,574,709	1,111,171	2,804,596	10,788,948

Long term debt	-	-	-	1,500,000	1,777,778
Capital Stock	5,355	2,763	1,285	3,235	3,135
Convertible Redeemable
preferred stock	-	-	-	500,000	1,000,000
Cash dividends – Common Shares	-	-	-	-	-
Cash dividends – Preferred Shares	-	-	-	-	25,000
Total assets	$7,343,459	$6,244,467	$5,689,225	$6,582,383	$19,408,405

#

Unusual items are comprised of the following:

	2001	2000	1999
(Reduction of) provision for a lawsuit (1)	$ (550,000)	$ 550,000	$ -
(Reduction of) provision for loan receivable (2)	(288,102)	434,371	-
Gain on forgiveness of debt (4)	(1,195,123)	-	-
Settlement of lawsuit by lessor of certain real estate(3)	-	264,000	-
Write-off of intangibles (4)	-	2,253,516	-
Write-off of deferred acquisition costs (2)	-	123,168	-
Penalty incurred to discontinue a major product line(5)	-	-	382,056
Severance costs, asset write-offs and lease penalties in
connection with the closure of the manufacturing
facility of Ark Creations, Inc.(5)	-	-	432,613
	$ (2,033,225)	$ 3,625,055	$ 814,669

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

Net sales include gross revenues, freight charged to clients and FOB commissions, net of allowances and discounts such as defectives, returns, volume rebates, cooperative advertising, cash discounts, customer fines, new store allowance,  markdowns, freight and warehouse allowance.

The cost of goods sold for products imported as finished goods includes the cost of the product in the appropriate domestic currency, duty and other taxes, and freight and brokerage charges.  Royalties payable to Grand’s licensor-vendors which are not contingent upon the subsequent sales of the licensor-vendors’ products are included in the price paid for such products.

Major components of selling, general and administrative expenses include: payroll and fringe benefits; advertising expense, which includes the cost of production of television commercials and the cost of air time and royalty expense.  Royalties include payments by Grand Canada to licensors of character properties and to manufacturers of toy products if such payments are contingent upon subsequent sales of the products.  Royalties are usually a percentage of the price at which the product is sold and are payable once a sale is made.

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

Critical Accounting Policy

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Grand’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires Grand’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, Grand’s management evaluates its estimates and judgments, including those related to sales reserve for returns and allowances and inventory obsolescence. Grand’s management bases its estimates and judgments on the customer term agreements, historical experience, retail performance of the products sold and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Grand’s management believes that its critical accounting policy on sales reserves for returns and allowances and inventory obsolescence, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Grand establishes sales reserves at the time of sale based on the terms indicated in the customer term agreements, historical experience of discounts and returns on related products.  The return of non-defective product occurs infrequently in Canada and the United States, and such returns are usually covered by customer terms agreements, thereby reducing the risk of additional expense.  If the defective issue is pervasive to the whole product line, the supplier of the product would be responsible for the excess defective claim over the amount allowed per the term agreement. The financial statement line that would be impacted is net sales as these charges offset gross sales.

Inventory obsolescence is reviewed on a monthly basis. The factors considered include current market prices, the demand for and the seasonality of its products. Grand tailors its purchase of inventory to the rate of sell-through at retail of each item. In addition, Grand does not have purchase commitments to its current vendors. For these reasons, Grand’s management believes that the inventory is fairly stated. If circumstances  should change (i.e. unexpected shift in market demand, pricing, trends etc.), there could be a material impact on the net realizable value of inventory that would impact the results of Grand. The financial statement line that would be impacted is cost of goods sold.

These risks are not specific to Grand and are considered normal business risks.

All amounts are in U.S. Dollars ($) unless otherwise noted.

#

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Twelve Months Ended December 31,

	2003	2002	2001
	%	%	%
Net sales	100.00	100.00	100.00
Cost of goods sold	58.46	68.34	71.27
Gross profit	41.54	31.66	28.73
Operating costs and expenses:
General and administrative	23.45	22.14	33.05
Salaries and fringe benefits	9.09	13.83	20.90
Royalties	2.79	2.55	3.13
Bad debt expense	0.51	0.28	1.83
Depreciation and amortization	0.64	0.74	1.44
Reduction of provision for a lawsuit	-	-	(6.82)
Reduction of provision for loan receivable	-	-	(3.57)
Gain on forgiveness of long-term debt	-	-	(14.82)
	36.48	39.54	35.14
Non-operating (income) expenses:
Interest expense	0.84	0.66	0.59
Interest revenue	(0.51)	(0.58)	(1.26)
Foreign exchange gain (loss)	(0.78)	0.33	1.09
	(0.45)	0.41	0.42

Earnings (loss) before income taxes	5.51	(8.29)	(6.83)

Earnings (loss) from continuing operations	5.66	(8.41)	(11.66)
Discontinued operations:
Gain on sale of discontinued operations	4.58	2.16	-
Loss from discontinued operations	-	(0.54)	(5.35)
Earnings(loss) from discontinued operations	4.58	1.62	(5.35)
Net earnings (loss) applicable to common stockholders	10.24	(6.79)	(17.01)

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

Net Sales:

Net sales decreased by $1,318,855 in 2003, or by 10.83%, to $10,861,452 from $12,180,307 for 2002. Net sales decreased primarily as a result of the decline in the following product lines: Spiderman and Lord of the Rings (Toybiz and Playwell), Blopens (P & M Products Ltd.).These decreases are due to a shift in buying patterns of the retailers, such as the direct purchase from the vendor and the loss of product line distribution as a result of purchase by a competitor. The net sales of new product lines such as Art X-press, Astrojax and Hulk helped to offset the decrease in net sales from other product lines.

Gross Profit:

Gross profit for the Company in 2003 increased by $654,795 compared to 2002. As a percentage of sales, gross profit increased in 2003 from 31.66% to 41.54%.The increased gross profit in 2003 was due to the addition of higher margin product lines as a result of better pricing and tighter inventory controls.

General and Administrative Expenses:

General and administrative expenses decreased by $150,003 to $2,546,490, in 2003 from $2,696,493 in 2002, as a result of the cost-cutting measures implemented.

During 2003, the following expenses increased:

Advertising expense increased by $188,813 as a result of additional expense related to the promotion of new and existing product lines.

Insurance expense increased by $73,335 as a result of the increase in insurance premiums.

Consulting expense increased by $92,240 as a result of one-time consulting charge of $60,000.

As a percentage of sales, general and administrative expenses increased by 1.31% from 22.14% in 2002 to 23.45% in 2003, due to the net sales reduction.

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

Net Sales:

Net sales increased by $4,117,441, or by 51.07%, to $12,180,307 from $8,062,866 for 2001.   Net sales increased primarily as a result of the success in the following product lines:  Spiderman and Lord of the Rings (Toybiz and Playwell), Blopens(P & M Products Ltd.).

Gross Profit:

Gross profit for the Company in 2002 increased by $1,540,347.  As a percentage of sales, gross profit increased in 2002 from 28.73% to 31.66% as a result of the sales mix in the product line.  The increased gross profit in 2002 also was attributable to the Company’s continued emphasis on higher margin sales.

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

General and Administrative Expenses:

General and administrative expenses increased by $31,988 to $2,696,493, in 2002 from $2,664,505 in 2001.  As a percentage of sales, general and administrative expenses decreased by 10.91% from 33.05% in 2001 to 22.14% in 2002.

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

Working capital increased to $3,495,070 at December 31, 2003 from $1,574,709 at December 31, 2002.Net cash provided by operating activities was $615,521 in 2003 compared to cash used for operating activities of $1,005,045 in 2002.  Cash for additions to equipment and leasehold improvements was $9,105 in 2003 compared to $20,161 in 2002.

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

Selected Quarterly Financial Data:

For the fiscal year 2003:

	March 31	June 30	September 30	December 31

Net sales	$2,907,332	$2,602,474	$3,103,968	$2,247,678
Gross profit	1,217,814	1,205,653	1,276,058	812,037
Earnings before
continued operations	350,080	58,766	124,731	81,200
Discontinued operations	103,002	129,725	208,972	56,101
Net earnings applicable to
common stockholders	453,082	188,491	333,703	137,301
Earnings per share:
Basic from continued operations	$0.13	$0.02	$0.04	$0.02
Diluted from continued operations	0.06	0.01	0.02	0.02
Basic from discontinued operations	0.03	0.05	0.08	0.01
Diluted from discontinued operations	0.02	0.02	0.04	0.01
Basic	0.16	0.07	0.12	0.03
Diluted	0.08	0.03	0.06	0.03

For the fiscal year 2002:

	March 31	June 30	September 30	December 31

Net sales	$2,143,664	$3,430,560	$3,138,321	$3,467,762
Gross profit	698,393	1,281,644	1,130,338	746,392
(Loss) Earnings from
continuing operations	(538,696)	(91,081)	106,266	(500,629)
Discontinued operations	(31,768)	114,817	-	114,243
Net (loss) earnings applicable to
common stockholders	(570,464)	23,736	106,266	(386,386)

(Loss) earnings per share:
Basic from continued operations	$(0.39)	$0.06	$0.04	$(0.19)
Discontinued operations	(0.03)	0.08	-	0.04
Basic	(0.42)	0.02	0.04	(0.15)
Diluted	(0.42)	0.01	0.03	(0.15)

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
Notes to Consolidated Financial Statements
Consents of Independent Auditors to incorporation by reference of financial statements

#

Exhibits

The exhibits were filed with the original filing

**3.1	Articles of Incorporation, as amended
### 3.2	Certificate of Designations of Series A 5% Cumulative Convertible Redeemable Preferred Stock
***3.3	Amended and Restated By-Laws
***3.4	Certificate of Amendment for Reverse Split
#####3.5	Certificate of Amendment for Reverse Split (2001)
#####3.6	Certificate of Designation of Series B Convertible Redeemable Preferred Stock
#####3.7	Form of Warrant for 1201 Private Placement
######3.8	Subscription Agreement
######3.9	Amendment No.1 to Subscription Agreement
######3.10	Employment Agreement – Chief Financial Officer
**4.1	Form of certificate evidencing shares of Common Stock
####4.3	Form of Common Stock Warrant
####4.4	Form of Regulation S Common Stock Subscription Agreement
#####4.5	Form of Regulation S Preferred Stock Subscription Agreement
****10.3	Amended and Restated 1993 Stock Option Plan
####10.9	Lease of Dorval, Canada facility
####10.10	Lease of Mississauga, Canada facility
#####10.14	Factoring Agreement between Montcap Financial and Grand
#####10.15	Inventory and Equipment Loan Agreement between Montcap Financial and Grand
#####10.16	Limited Treasures Settlement Agreement
#####10.17	Nissim Settlement Agreement
*11	Valuation and Qualifying Accounts and Allowances
*21	List of Subsidiaries of the Company
*23	Consent of KMPG LLP
*31.1	Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Legend:

*	Filed herewith
**

Filed as an Exhibit to either the company’s Registration Statement (the “Registration Statement”) on Form SB-2, dated January 27, 1994, or Amendment No. 1 or Amendment No. 2 to such Registration Statement.

***	Filed as an Exhibit to the Company’s Registration Statement of Form S-3 dated December 23, 1996.
****	Filed as an Exhibit to the Company’s Registration Statement of Form S-3 dated January 26, 2002.
###	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 1998.
####	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 1999.
#####	Filed as an Exhibit to the Company’s 10-K for the year ended December 31, 2001.
######	Filed on June 2, 2004 as an Exhibit to the Company’s 10-K/A-2 for the year ended December
31, 2003

(a)

Reports on Form 8-K

One report on Form 8-K were filed during the quarter ended December 31, 2003.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Exhibits to

Form 10 – K

of

GRAND TOYS INTERNATIONAL, INC.

For the Fiscal Year Ended December 31, 2003

#

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

Grand Toys Ltd.

Grand Toys (HK) Limited

Ark Creations, Inc. (ceased operations in 2000)

Sababa Toys,Inc. (sold on June 14, 2002)

#

Exhibit 23

Consent of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS

Grand Toys International, Inc.

We consent to the incorporation by reference in the registration statement (No. 333-68957) on Form S-8 of of our report dated March 12, 2004, except for note 21 which is as of March 30, 2004, with respect to the consolidated balance sheets of Grand Toys International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003, and related schedules which report appears in the December 31, 2003 annual report on Form 10-K of Grand Toys International, Inc.

(signed) KPMG LLP

Chartered Accountants

Montreal, Canada

July 2, 2004

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

Date: July 2, 2004

/s/ Stephen Altro
Stephen Altro

Acting – President and Chief Executive Officer

#

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

Date: July 2, 2004

/s/ Tania M. Clarke
Tania M. Clarke

Chief Financial Officer

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

Date: July 2, 2004

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

Date: July 2, 2004

#

GRAND TOYS INTERNATIONAL, INC.

Signatures Years ended December 31

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2004

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

Signature	Title	Date

/s/ Elliot L. Bier	Chairman and Director	July 2, 2004
Elliot L. Bier

/s/ Tania M. Clarke	Executive Vice President and CFO
Tania M. Clarke	(Principal Financial and Accounting Officer)	July 2, 2004

/s/ James Rybakoff	Director	July 2, 2004
James Rybakoff

/s/ David Mars	Director	July 2, 2004
David Mars

/s/ Stephen Altro	Director	July 2, 2004
Stephen Altro

/s/Michael Kron	Director	July 2, 2004
Michael Kron

/s/Earl Azimov	Director	July 2, 2004
Earl Azimov

/s/Michael Seltzer	Director	July 2, 2004

Michael Seltzer

Consolidated Financial Statements of

GRAND TOYS INTERNATIONAL, INC.

Years ended December 31, 2003, 2002 and 2001

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Grand Toys International, Inc

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

On behalf of the Board:

_______________________Director

_______________________Director

- F # -

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31

	2003	2002	2001

Net sales	$10,861,452	$12,180,307	$8,062,866

Cost of goods sold	6,349,890	8,323,540	5,746,446

Gross profit	4,511,562	3,856,767	2,316,420

Operating costs and expenses:
General and administrative	2,546,490	2,696,493	2,664,505
Salaries and fringe benefits	987,500	1,684,114	1,685,409
Royalties	302,801	311,082	252,506
Bad debt expense	55,552	34,785	147,438
Depreciation and amortization	69,530	89,690	116,361
Reduction of provision for a lawsuit	-	-	(550,000)
Reduction of provision for loan receivable	-	-	(288,102)
Gain on forgiveness of long term debt (note 7)	-	-	(1,195,123)
	3,961,873	4,816,164	2,832,994

Non-operating (income) expense
Interest expense	91,586	80,030	47,271
Interest revenue	(56,193)	(70,287)	(101,339)
Foreign exchange (gain) loss	(84,681)	40,894	88,270
	(49,288)	50,637	34,202

Earnings (loss) before income taxes	598,977	(1,010,034)	(550,776)

Income tax recovery (expense) (note 10):
Current	15,800	(14,106)	295,632
Deferred	-	-	(684,996)
	15,800	(14,106)	389,364

Earnings (loss) from continuing operations	614,777	(1,024,140)	(940,140)

Discontinued operations (note 11):
Gain on sale of discontinued operations	497,800	263,784	-
Loss from discontinued operations	-	(66,492)	(431,352)
Earnings (loss) from discontinued operations	497,800	197,292	(431,352)

Net earnings (loss) applicable to
common stockholders	$1,112,577	$(826,848)	$(1,371,492)
Earnings (loss) per share (notes 1 (l) and 12):
Continuing operations
Basic	$0.20	$(0.50)	$(0.79)
Diluted	0.17	(0.50)	(0.79)

Discontinued operations
Basic	0.16	0.10	(0.37)
Diluted	0.14	0.10	(0.37)

Net earnings (loss)
Basic	0.36	(0.40)	(1.16)
Diluted	0.31	(0.40)	(1.16)

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

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$614,777	$(1,024,140)	$(940,140)
Adjustments for:
Consulting fees	95,000	61,254	-
Depreciation and amortization	69,530	89,690	116,361
Amortization of prepaid royalties	78,763	20,281	-
Write-off of equipment and leasehold improvements	17,080	-	-
Compensation expense	9,563	25,281	68,735
Write-off of product development costs	4,399	21,715	-
Amortization of product development costs	3,973	77,101	19,896
Loss on disposal of equipment and leasehold improvements	-	13,034	-
Deferred income taxes	-	-	684,996
Reduction of provision for loan receivable	-	-	(288,102)
Gain on forgiveness of long term debt	-	-	(1,195,123)
Net change in non-cash operating working capital
items (note 13)	(277,564)	(289,261)	752,968
Net cash provided by (used for) operating activities from
continuing operations	615,521	(1,005,045)	(780,409)
Net cash used for operating activities from
discontinued operations	-	(11,822)	(681,248)
Net cash provided by (used for) operating activities	615,521	(1,016,867)	(1,461,657)

Cash flows from financing activities:
(Decrease) increase in bank indebtedness	(137,003)	603,764	1,037,722
(Decrease) increase in loan payable to a director	(281,083)	250,000	-
Repurchase of shares	(12,982)	-	-
Exercise of warrants	25,200	-	-
Share issuance proceeds	-	115,000	1,300,683
Decrease (increase) in due from employees	7,827	(5,568)	37,187
Other	8,320	16,607	-
Net cash (used for) provided by financing activities	(389,721)	979,803	2,375,592

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows, Continued

Years ended December 31

2003	2002	2001

Cash flows from investing activities:
Purchase of short-term deposit	$-	$(250,000)	$(250,000)
Proceeds from (issuance of) loan receivable	166,310	194,495	(177,739)
Proceeds from note receivable	597,981	180,839	-
(Increase) decrease in other assets	(20,178)	12,110	(20,742)
Additions to equipment and leasehold improvements	(9,105)	(20,161)	(39,151)
Increase in product development costs	(14,386)	(9,987)	(95,024)
Proceeds from disposal of equipment and leasehold
improvements	-	1,274	-

Net cash provided by (used for) investing activities from continuing operations	720,622	108,570	(582,656)

Net cash provided by (used for) investing activities from
discontinued operations	-	37,487	(110,891)

Net cash provided by (used for) investing activities	720,622	146,057	(693,547)

Net increase in cash and cash equivalents	946,422	108,993	220,388

Cash and cash equivalents, beginning of year	540,896	431,903	211,515

Cash and cash equivalents, end of year	$1,487,318	$540,896	$431,903
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

Net sales include gross revenues, freight charged to clients and FOB commissions, net of  allowances and discounts such as defectives, returns, volume rebates, cooperative advertising, cash discounts, customer fines, new store allowance,  markdowns, freight and warehouse allowance.

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

Outbound shipping and handling costs incurred by the Company are included in general and administrative expense. For 2003, freight out was $52,951.

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

1.

Significant accounting policies (continued):

(m)

Advertising and promotion:

All costs associated with advertising and promoting products are included in the statement of operations in the period incurred.  Media advertising expense for the year ended December 31, 2003, 2002 and 2001 were $356,602, $167,789 and $366,813 respectively and are shown as part of general and administrative expenses in the financial statements. Cooperative advertising expense for the year ended ended December 31, 2003, 2002 and 2001 were $228,597, $169,528 and $253,480 respectively and are shown as a reduction of revenues in the financial statements.

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

13.

Changes in operating working capital items:

	2003	2002	2001

(Increase) decrease in accounts receivable	$611,182	$(674,761)	$238,921
Increase in amount due from Playwell	(804,252)	-	-
(Increase) decrease in inventory	(278,276)	236,619	528,114
Decrease (increase) in income taxes receivable	-	145,752	302,067
Decrease (increase) in prepaid expenses	101,540	248,208	234,637
Increase (decrease) in trade accounts payable	17,071	(288,999)	(48,611)
(Increase) decrease in other accounts payable
and accrued liabilities	(95,722)	(34,130)	13,437
Increase in accrued compensation	55,634	69,080	56,701
Increase (decrease) in accrued legal expenses	115,259	8,970	(22,298)
Decrease in provision for lawsuit	-	-	(550,000)
		-	-
	$(277,564)	$(289,261)	$752,968

14.

Supplemental disclosure of cash flow information:

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$91,586	$80,030	$47,271
Income taxes	325	14,106	29,800

Non-cash transactions:
Share conversions in settlement of
outstanding payables	95,000	112,983	-
Note receivable received in consideration
of sale of discontinued operation	-	1,065,716	-
Reduction in shortfall on share conversion
through the insurance of common stock	-	581,310	-
Share conversions in settlement of
outstanding legal fees	-	213,633	-
Share conversions	-	-	500,000
Shortfall on share conversions	-	-	463,310

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

(b)

Other information:

		2003		2002		2001
	Revenue	%	Revenue	%	Revenue	%
Customer A	$2,280,905	21	$4,019,501	33	$2,822,003	35
B	2,172,290	20	2,070,652	17	886,915	11
C	868,916	8	1,218,031	10	886,915	11
All other	5,539,341	51	4,872,123	40	3,467,033	43
	$10,861,452	100	$12,180,307	100	$8,062,866	100

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