Form 10-Q/A
period 2004-03-31
GRAND TOYS INTERNATIONAL INC
filed 2004-07-02
CIK 814463

   FORM 10-Q/A-2

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

This is Amendment No. 2 to the Grand Toys International, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004, as originally filed on May 14, 2004. No changes have been made to the Company's balance sheet or cash flow statements as they appeared in our May 14, 2004 Form 10-Q. A change was made to the Company's consolidated statements of operations removing shipping and handling costs charged to customers and cooperative advertising from general and administrative expenses and presenting them as part of net sales.  Changes were also made  to management's discussion and analysis and results of operations to conform to the changes made to the net sales and general and administrative expenses.

The company has not updated the Form 10-Q to modify disclosures in the Form 10-Q for events occurring subsequent to the original May 14, 2004 filing date. This Amendment No. 2 to Form 10-Q continues to speak as of May 14, 2004.

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 – Q/A-2
Filed with the Securities and Exchange Commission
Period ended March 31, 2004

ITEMS IN FORM 10 – Q/A-2	PAGE

Part I – Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets At March 31, 2004 (unaudited) and December 31, 2003	2-3
Consolidated Statements of Operations (unaudited) For The Three Month Periods ended March 31, 2004 and 2003	4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) For the Three Month Period ended March 31, 2004	5
Consolidated Statements of Cash Flows(unaudited) For The Three Month Periods ended March 31, 2004 and 2003	6

Notes to unaudited Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

Part II - Other Information

Item 1. Legal proceedings	31
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	33

Signatures	34-35

Certifications	36-39

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

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31,

	2004	2003
Net sales	$2,813,698	$2,907,332

Cost of goods sold	1,674,605	1,689,518
Gross profit	1,139,093	1,217,814

Operating costs and expenses:
General and administrative	499,421	529,093
Salaries and fringe benefits	337,889	294,702
Royalties	22,874	69,895
Bad debt expense	12,939	10,601
Depreciation and amortization	13,427	16,419
	886,550	920,710

Non-operating expense (income)
Interest expense	19,446	20,737
Interest revenue	(14,130)	(14,894)
Foreign exchange loss (gain)	10,999	(59,144)
	16,315	(53,301)

Earnings before income taxes	236,228	350,405

Income tax expense	-	325

Earnings from continuing operations	236,228	350,080

Gain on sale of discontinued operations	-	103,002

Net earnings applicable to common stockholders	$236,228	$453,082

Earnings per share (note 10):

Continuing operations:
Basic	$0.04	$0.13
Diluted	0.04	0.06

Discontinued operations:
Basic	-	0.03
Diluted	-	0.02

Net earnings:
Basic	0.04	0.16
Diluted	$0.04	$0.08

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)

	Capital Stock	Additional Paid in Capital	Deficit		Accumulated other comprehensive income	Total

January 1, 2004	$5,355	$22,750,518	$(17,968,179)		$(551,546)	$4,236,148

Net earnings for the period	-	-	236,228		-	236,228
Foreign currency adjustment	-	-	-		(36,851)	(36,851)
Total comprehensive income						199,377

Compensation expense	-	424	-		-	424

March 31, 2004	$5,355	$22,750,942	$(17,731,951)	$	(588,397)	$4,435,949

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

Outbound shipping and handling costs incurred by the Company are included in general and administrative expense. For the period ended  March 31, 2004, freight out was $16,567.

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

(m)

Advertising and Promotion:

All costs associated with advertising and promoting products are included in the statement of operations in the period incurred.    Media advertising expense for the period ended ended March 31, 2004 and 2003 were $15,792 and $56,978 respectively and are shown as part of general and administrative expenses in the financial statements. Cooperative advertising expense for the period ended ended March 31, 2004 and 2003 were $41,942 and $46,696 respectively and are shown as a reduction of revenues in the financial statements.

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

(b)

Other information:

	March 31, 2004		March 31, 2003
	Revenue	%	Revenue	%
Customer A	$703,424	25	$726,833	25
B	619,014	22	581,466	20
C	281,370	10	203,513	7
All others	1,209,890	43	1,395,520	48
	$2,813,698	100	$2,907,332	100

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

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Three Months Ended March 31,
	2004%	2003%
	%	%
Net sales	100.00	100.00
Cost of goods sold	59.52	58.11
Gross profit	40.48	41.89
Operating costs and expenses:
General and administrative	17.75	18.21
Salaries and fringe benefits	12.01	10.13
Royalties	0.81	2.40
Bad debt expense	0.46	0.36
Depreciation and amortization	0.48	0.56
	31.51	31.66
Non-operating expense (income)
Interest expense	0.69	0.71
Interest revenue	(0.50)	(0.51)
Foreign exchange (gain) loss	0.39	(2.03)
	0.58	(1.83)

Earnings before income taxes	8.39	12.06

Earnings from continuing operations	8.39	12.06

Gain on sale of discontinued operations	-	3.54

Net earnings applicable to common stockholders	8.39	15.60

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

Net Sales:

Net sales decreased for the first three months of 2004 by $93,634, or by 3.22%, to $2,813,698 from $2,907,332 for the first quarter of 2003 due to the decrease in sales of the AstroJax product line.

Gross Profit:

Gross profit for the Company decreased during the first three months of 2004 by $78,721 compared to the prior quarter.  As a percentage of sales, gross profit decreased from 41.89% in the first quarter of 2003 to 40.48% in the first quarter of 2004.

Gross profit decreased as a result of the sales and product mix in the first quarter of 2004, which is primarily due to the decrease in sales in  2004 of higher margin product lines.

General and Administrative Expenses:

General and administrative expenses decreased by $29,672 to $499,421, in the first quarter of 2004, from $529,093 in the first quarter, of 2003. The decrease is consistent with management’s emphasis on controlling costs.

During the first quarter of 2004, advertising expense decreased by $41,186 as a result of a decrease in media advertising compared to last quarter.

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

Net Sales:

Net sales increased for the first three months of 2003 by $763,668, or by 35.62%, to $2,907,332 from $2,143,664 for the first quarter of 2002.  During the quarter, gross profit also increased as a result of the Company’s emphasis on profitable sales and tighter inventory control, from 32.58% in 2002 to 41.89% in 2003, a 9.31% increase.

The increase in the current quarter is due to the AstroJax, Spider-Man, Hulk, and Marvel Legends product lines.

Gross Profit:

Gross profit for the Company increased during the first three months of 2003 by $519,421 compared to the prior quarter.  As a percentage of sales, gross profit increased from 32.58% in the first quarter of 2002 to 41.89% in the first quarter of 2003.

Gross profit increased as a result of the sales and product mix in the first quarter 2003, which is primarily due to the addition of higher margin product lines. The Company’s continued emphasis on higher margin sales and minimized sales of discontinued products by tighter inventory control further contributed to this increase in gross margins.

General and Administrative Expenses:

The decrease of 20.15% in general and administrative expenses of $133,483 to $529,093, in the first quarter of 2003, from $662,576 in the first quarter, of 2002, was due to an overall decrease in overhead accounts as a result of the restructuring plan implemented in 2002.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: July 2, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: July 2 , 2004

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

/s/ Stephen Altro Name: Stephen Altro Date: July 2, 2004

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

/s/ Tania M. Clarke Name: Tania M. Clarke Date: July 2, 2004

#