Form 10-Q
period 2004-06-30
GRAND TOYS INTERNATIONAL INC
filed 2004-08-12
CIK 814463

    FORM 10-Q

Securities and Exchange Commission

Washington, D.C.  20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2004

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

Yes

   X

No    _____

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of August 11, 2004: 5,355,244

GRAND TOYS INTERNATIONAL, INC.

Index to Quarterly Report on Form 10 – Q
Filed with the Securities and Exchange Commission
Period ended June 30, 2004

ITEMS IN FORM 10 – Q	PAGE

Part I – Financial Information Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets At June 30, 2004 (unaudited) and December 31, 2003	2-3
Consolidated Statements of Operations (unaudited) For The Three Month and Six Month Periods ended June 30, 2004 and 2003	4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited) For the Six Month Periods ended June 30, 2004	5
Consolidated Statements of Cash Flows(unaudited) For The Six Month Periods ended June 30, 2004 and 2003	6

Notes to unaudited Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis	20-31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31-32
Item 4. Controls and Procedures	32

Part II - Other Information

Item 1. Legal proceedings	32
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	33
Item 6. Exhibits and Reports on Form 8-K	33

Signatures	34-35

Certifications	36-39

GRAND TOYS INTERNATIONAL, INC.

Part I. – Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets:
Cash	$757,196	$1,487,318
Short-term deposit (note 14(c))	500,000	500,000
Accounts receivable (net of allowance for
doubtful accounts of $9,441; 2003 - $9,712)	2,093,977	1,598,907
Due from Playwell International Limited	1,744,017	804,252
Due from employees	4,011	771
Current portion of loan receivable (note 2)	302,894	161,447
Note receivable (note 9)	127,802	-
Inventory	2,049,408	1,682,298
Prepaid expenses (note 3)	474,105	367,288
Total current assets	8,053,410	6,602,281

Note receivable (note 9)	-	286,896

Loan receivable (note 2)	-	220,963

Equipment and leasehold improvements, net (note 4)	198,631	219,988

Other assets (note 5)	8,676	13,331

Total assets	$8,260,717	$7,343,459

GRAND TOYS INTERNATIONAL, INC.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 6)	$1,647,808	$1,579,458
Trade accounts payable	1,172,734	1,047,390
Other accounts payable and accrued liabilities	363,274	217,567
Accrued compensation	55,654	111,085
Accrued legal expenses	153,362	151,711
Total current liabilities	3,392,832	3,107,211

Minority interest	100	100

Stockholders' equity:
Capital stock (note 7):
Voting common stock, $0.001 par value:
12,500,000 shares authorized,
5,355,244 shares issued and outstanding	5,355	5,355
Additional paid-in capital	22,749,791	22,750,518
Deficit	(17,249,667)	(17,968,179)
Accumulated other comprehensive income-
cumulative currency translation adjustment	(637,694)	(551,546)
	4,867,785	4,236,148

Commitments and contingencies (notes 13 and 14)

Total liabilities and stockholders' equity	$8,260,717	$7,343,459

See accompanying notes to unaudited consolidated financial statements.

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net sales	$2,775,237	$2,602,474	$5,588,935	$5,509,806

Cost of goods sold	1,423,243	1,396,821	3,097,848	3,086,339
Gross profit	1,351,994	1,205,653	2,491,087	2,423,467

Operating costs and expenses:
General and administrative	508,656	692,264	1,008,077	1,221,357
Salaries and fringe benefits	296,001	378,927	633,890	673,629
Royalties	21,361	57,871	44,235	127,766
Bad debt expense	11,537	18,848	24,476	29,449
Depreciation and amortization	13,436	17,514	26,863	33,933
	850,991	1,165,424	1,737,541	2,086,134
Non-operating expense (income):
Interest expense	21,194	26,471	40,640	47,208
Interest revenue	(9,446)	(13,431)	(23,576)	(28,325)
Foreign exchange loss (gain)	6,971	(31,577)	17,970	(90,720)
	869,710	1,146,887	1,772,575	2,014,297

Earnings before income taxes	482,284	58,766	718,512	409,170

Income tax expense	-	-	-	325

Earnings from continuing operations	482,284	58,766	718,512	408,845

Gain on sale of discontinued operations	-	129,725	-	232,727

Net earnings applicable to common stockholders	$482,284	$188,491	$718,512	$641,572

Earnings per share (note 10):

Continuing operations:
Basic	$0.09	$0.02	$0.13	$0.15
Diluted	0.08	0.01	0.12	0.04

Discontinued operations:
Basic	-	0.05	-	0.08
Diluted	-	0.02	-	0.04

Net earnings:
Basic	0.09	0.07	0.13	0.23
Diluted	0.08	0.03	0.12	0.11

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)

	Capital Stock	Additional Paid in Capital	Deficit	Accumulated other comprehensive income	Total

January 1, 2004	$5,355	$22,750,518	$(17,968,179)	$(551,546)	$4,236,148

Net earnings for the period	-	-	718,512	-	718,512
Foreign currency adjustment	-	-	-	(86,148)	(86,148)
Total comprehensive income					632,364

Compensation expense	-	(727)	-	-	(727)

June 30, 2004	$5,355	$22,749,791	$(17,249,667)	$(637,694)	$4,867,785

GRAND TOYS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net earnings from continuing operations	$718,512	$408,845
Adjustments for:
Depreciation and amortization	26,863	33,933
Amortization of product development costs	4,265	1,584
Compensation expense	(727)	1,615
Net change in non-cash operating working capital
items (note 11)	(1,757,360)	(55,778)
Net cash (used for) provided by operating activities	(1,008,447)	390,199
from continuing operations
Net cash used for operating activities from	-	(113,331)
discontinuing operations
Net cash (used for) provided by operating activities	(1,008,447)	276,868

Cash flows from financing activities:
Increase (decrease) in bank indebtedness	54,479	(267,360)
Repurchase of shares	-	(12,982)
Decrease in loan payable to a director	-	(32,169)
(Decrease) increase in due from employees	(3,248)	4,121
Other	82	1,512
Net cash provided by (used for) financing activities	51,313	(306,878)

Cash flows from investing activities:
Proceeds from loan receivable	79,516	89,138
Proceeds from note receivable	159,094	370,694
Decrease in other assets	-	19,965
Additions to equipment and leasehold improvements	(11,598)	(2,993)
Net cash provided by investing activities	227,012	476,804

Net decrease in cash and cash equivalents	(730,122)	446,794
Cash and cash equivalents, beginning of period	1,487,318	540,896
Cash and cash equivalents, end of period	$757,196	$987,690

Supplemental disclosure of cash flow information (note 12)

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

Net sales include gross revenues, freight charged to customers and FOB commissions, net of  allowances and discounts such as defectives, returns, volume rebates, cooperative advertising, cash discounts, customer fines, new store allowance,  markdowns, freight and warehouse allowance.

(c)

Cost of Goods Sold:

Cost of Goods Sold includes cost of merchandise, duties, brokerage fees, inbound freight, packaging, product development and provision on slow-moving inventory.

(d)

General and Administrative Costs:

General and Administrative costs include advertising expense, royalties, rent, insurance costs, travel and entertainment, utilities, courier, repairs and maintenance, communications expense, office supplies, professional fees, dues and membership, bank charges and property taxes expense.

Outbound shipping and handling costs incurred by the company are included in general and administrative expenses. For the six-month periods ended  June 30, 2004 and June 30, 2003,  freight out was $35,588 and $27,788 respectively.

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

Prepaid royalties relate to licensing agreements for character properties.  These contracts can extend for up to three years.  Total expense for the six-month periods ended June 30, 2004 was $44,235  (2003 - $127,767) and is shown as royalty expense in the statements of operations.

Prepaid taxes are amortized on a straight-line basis over the period to which they relate.  The amount expected to be recognized in the statement of operations in 2004 is $55,593.

(g)

Other assets:

Prepaid royalties are capitalized and amortized as earned in relation to product sales, over a period not to exceed the term of the related agreements.  The amounts expected to be recognized in the statement of operations during the remainder of 2004 and the year 2005 are $1,583 and $1,772, respectively.

Product development costs for proprietary product lines are capitalized and written off over a period of twenty-four months, the estimated life of a new product.  If a product is abandoned the related costs are written off immediately.

(h)

Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost less accumulated depreciation.

Depreciation methods and annual rates adopted by the Company are as follows:

Asset	Method	Annual rates/periods

Computer equipment	Declining balance	30%
Machinery and equipment	Declining balance	20%
Furniture and fixtures	Declining balance	20%
Trucks and automobiles	Declining balance	30%
Telephone equipment	Declining balance	30%
Leasehold improvements	Straight-line	Term of
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

(j)

Foreign currency translation:

i)

Grand Toys Ltd., a wholly-owned Canadian subsidiary of the Company, uses the Canadian dollar as its functional currency.  Financial statements of the self-sustaining foreign operation are translated into US dollars using the exchange rate prevailing at the balance sheet date for assets and liabilities and the average exchange rate for the year for revenues, expenses and cash flows.  The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

ii)

Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing at the balance sheet date.  Revenues and expenses denominated in foreign currencies are translated at the rate of exchange prevailing at the transaction dates.  All exchange gains and losses are included in income.

(k)

Guarantees:

In November 2002, the Financial Accounting Standards Board (“FASB”) Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company was not a party to any guarantees as at June 30, 2004 and June 30, 2003.

(l)

Earnings per Share:

i)

Basic earnings per share are determined by dividing the weighted average number of common shares outstanding during the period into net earnings.

ii)

Diluted earnings per share give effect to all potentially dilutive common shares that existed at June 30, 2004.

(m)

Advertising and Promotion:

All costs associated with advertising and promoting products are included in the statement of operations in the period incurred. Media advertising expense for the six-month periods ended June 30, 2004 and 2003 were $39,415 and $198,005, respectively, and are shown as part of general and administrative expenses in the financial statements. Cooperative adverting expense for the period ended June 30, 2004 and 2003 were $30,144 and $96,697, respectively, and are shown as a reduction of revenues in the financial statements

Slotting fees are recorded as a deduction of gross sales. These fees are determined annually on a customer by customer basis.

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

Details are as follows:

	June 30, 2004	December 31, 2003
Amount due repayable in monthly payments of
principal and interest of $7,500 until November 30, 2001,
$21,124 until March 31, 2003 and $15,000 until
April 2005, with a final payment of $165,789 in May 2005	$302,894	$382,410
Less current portion	302,894	161,447
	$-	$220,963

3.

Prepaid expenses:

	June 30, 2004	December 31, 2003
Prepaid inventory	$56,936	$66,555
Royalties	3,355	14,821
Insurance	274,607	192,699
Other	139,207	93,213
	$474,105	$367,288

4.

Equipment and leasehold improvements:

	June 30, 2004		December 31, 2003
	Cost	Accumulated depreciation	Cost	Accumulated depreciation
Computer equipment	$1,456,959	$1,326,603	$1,486,846	$1,342,114
Machinery and equipment	497,779	486,658	512,100	499,387
Furniture and fixtures	542,042	523,979	557,376	536,840
Trucks and automobiles	91,620	91,248	94,256	93,806
Telephone equipment	50,630	45,217	52,086	45,900
Leasehold improvements	282,810	249,504	290,945	255,574
	$2,921,840	$2,723,209	$2,993,609	$2,773,621

Net book value		$198,631		$219,988

5.

Other assets:

	June 30, 2004	December 31, 2003
Prepaid royalties	$3,355	$14,821
Product development costs	8,676	13,331
	12,031	28,152
Less current portion of prepaid royalties, included in prepaid expenses	3,335	14,821
	$8,676	$13,331

6.

Bank indebtedness:

The Company has a line of credit to finance its inventory and accounts receivable for advances of up to $2,624,082 (CA$3,500,000). The receivable loan has a discount fee of 2.0% and the inventory loan bears interest at Canadian prime plus 7.5%. The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

The loan is secured by a first lien in the principal amount of $2,999,000 (CA$4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.  There are no debt covenants or cross-default provisions.

As at June 30, 2004, the Company had approximately $976,274 (December 2003 - $1,120,000) of credit available under this facility, subject to the availability of eligible inventory and accounts receivable.

7.

Capital stock

(a)

Authorized capital also includes 5,000,000, $0.001 par value preferred shares, issuable in series with such designation, rights and preferences as may be determined from time to time by the Board of Directors.  There are no preferred shares issued and outstanding at June 30, 2004.

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

(c)

The number of shares of common stock outstanding is as follows:

There were no transactions in the six-month period presented.

	June 30, 2004	December 31, 2003

Common Stock	5,355,244	5,355,244

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

Changes in options and warrants are as follows:

	Option Plan	Other stock options	Warrants	Total	Weighted-average exercise price per share
January 1, 2004	213,464	196,000	637,143	1,046,607	$1.74

Granted	1,750	-	-	1,750	2.89
Options outstanding
and exercisable at
June 30, 2004	215,214	196,000	637,143	1,048,357	$1.74

The following table summarizes information about options and warrants outstanding and exercisable at June 30, 2004:

	Options and warrants outstanding and exercisable
		Weighted-average	Weighted-average remaining
Range of exercise prices	Number	exercise price	contractual life (yrs)

$0.01 - $1.96	554,214	$0.59	4.60
$2.12 - $3.07	477,643	2.21	2.96
$5.62 - $11.00	1,000	7.78	6.07
$16.00 - $87.60	15,500	28.13	3.87

	1,048,357	$1.74	3.84

Pro-forma information regarding net earnings and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The Company’s pro-forma net earnings and earnings per share are as follows:

	June 30, 2004	June 30, 2003

Earnings from continuing operations, as reported	$718,512	$408,845

Add compensation cost resulting from:
Application of variable accounting to modified
awards (APB Opinion No. 25)	(727)	1,615
Application of fair value method (FASB
Statement No. 123)	(3,623)	(4,967)
Pro-forma earnings from continuing operations	714,162	405,493

Earnings from discontinued operations	-	232,727
Pro-forma net earnings applicable
to common stockholders	$714,162	$638,220

Basic EPS
Earnings from continuing operations	$0.14	$0.15
Earnings from discontinued operations	-	0.08
Net earnings applicable to common stockholders	0.14	0.23

Diluted EPS
Earnings from continuing operations	$0.12	$0.07
Earnings from discontinued operations	-	0.04
Net earnings applicable to common stockholders	0.12	0.11

The pro-forma amounts include compensation cost as calculated using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2004	June 30, 2003

Weighted average expected life (years)	3	3

Risk-free interest rate	3.16%	4.92%

Volatility factor of expected market price of
Company’s common stock	124%	149%

Dividend rate	-	-

Weighted average grant date fair value
of options and warrants	$2.00	$1.91

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

Compensation (income) expense of $(727) and $1,615 was recorded for the six-month periods ended June 30, 2004 and 2003, respectively, as a result of the application of variable accounting to modified awards.

9.

Discontinued operations:

On June 14, 2002, the Company sold its investment in its wholly-owned subsidiary, Sababa Toys Inc. ("Sababa"), to the subsidiary's management for $1,065,716.  Consideration received by the Company was a promissory note secured by the shares of Sababa.

The promissory note is being repaid using cash collected on accounts receivable and inventories, net of liabilities existing as at June 14, 2002, and 10% of net sales of inventories acquired after that date. Any balance owing will be due on June 30, 2005.  At June 30, 2004, the balance owing on the note receivable was $127,802 and it was classified under current asset.

The Company calculated the cost of its investment in Sababa using the equity method and recorded a gain on the sale of $761,584 of which $497,800 was deferred as at December 31, 2002. In 2003, the conditions which existed at the date of sale which required the initial deferral of the gain were removed. As a result, the company recognized the balance of the gain in the statement of operations during the 2003 year.

The table below summarizes the periods in which the gain was recorded and cash applied against the note receivable:

	Deferred Gain	Note receivable

Balance, January 01, 2003	$497,800	$884,877
Recorded in 2003	(497,800)	(597,981)
Balance, December 31, 2003	-	286,896
Recorded in 2004	-	159,094
Balance, June 30, 2004	$-	$127,802

10.

Earnings per share:

	Income (numerator)	Shares (denominator)	Per Share Amount
Quarter ended June 30, 2004

Basic EPS
Earnings from continuing operations	$482,284	5,355,244	$0.09
Earnings applicable to common stockholders
and assumed conversions	482,284	5,355,244	0.09

Diluted EPS
Earnings from continuing operations	$482,284	5,909,480	$0.08
Earnings applicable to common stockholders
and assumed conversions	482,284	5,909,480	0.08

	Income (numerator)	Shares (denominator)	Per Share Amount

Six months ended June 30, 2004
Basic EPS
Earnings from continuing operations	$718,512	5,355,244	$0.13
Earnings applicable to common stockholders
and assumed conversions	718,512	5,355,244	0.13

Diluted EPS
Earnings from continuing operations	$718,512	5,945,619	$0.12
Earnings applicable to common stockholders
and assumed conversions	718,512	5,945,619	0.12

For the six-month period ended June 30, 2004, options and warrants to purchase 16,500 shares (June 2003 – 93,375) of the Company’s common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

For the quarter ended June 30, 2004, options and warrants to purchase 18,750 shares (June 2003- 93,375) of the company’s common stock were not included in the diluted earnings per share calculation as their effect is anti-dilutive.

11.

Net change in non-cash operating working capital items:

For the six months ended June 30,
	2004	2003

Continuing operations:
(Increase) decrease in accounts receivable	$(537,147)	$782,655
Increase in amount due from Playwell International Limited	(939,765)	-
(Increase) in inventory	(412,498)	(765,937)
(Increase) in income taxes recoverable	-	(3,723)
(Increase) in prepaid expenses	(113,323)	(77,209)
Increase (decrease) in trade accounts payable	145,628	(137,925)
Increase (decrease) in other accounts payable and accrued liabilities	149,964	(23,787)
(Decrease) increase in accrued compensation	(52,115)	59,600
Increase in accrued legal expenses	1,896	110,548
	$(1,757,360)	$(55,778)

12.

Supplemental disclosure of cash flow information:

For the six months ended June 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,640	$47,208
Income taxes	-	325

13.

Commitments:

The Company has entered into long-term leases with minimum annual rental payments for the next five years and thereafter approximately as follows:

2004	$167,000
2005	343,000
2006	343,000
2007	338,000
2008	334,000
Thereafter	240,000

Rent expense for the six month periods ended June 30, 2004, and 2003 amounted to approximately $79,135 and $61,197, respectively.

The Company has entered into a long-term agreement to sub-lease a portion of its warehouse, resulting in a reduction of the minimum annual rental payments presented above of approximately $47,845 for the remainder of 2004 and $116,000 annually from 2005 to 2007 and $ 73,000 for 2008.

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

(c)

The Company’s Canadian subsidiary is contingently liable for an outstanding letter of credit of $500,000 as at June 30, 2004. The short-term deposit has been pledged as collateral for this letter of credit.

(d)

On April 15, 2004,  the Company was named in a lawsuit for alleged non-payment of commissions. In the opinion of management, it is difficult to ascertain or estimate the value of a settlement if any.

15.

Segment information:

(a)

Operating and geographic information:

The Company operates primarily in one segment which includes the distribution of toys and related items.  Nearly all sales are to Canadian customers.  The majority of long-lived assets are located in Canada.

(b)

Other information:

	June 30, 2004		June 30, 2003
	Revenue	%	Revenue	%
Customer A	$1,285,455	23	$1,157,059	21
B	1,006,008	18	936,667	17
C	670,672	12	550,981	10
All others	2,626,800	47	2,865,099	52
	$5,588,935	100	$5,509,806	100

Sales of toys purchased from the Company's two largest manufacturers and suppliers of toys in aggregate accounted for 80% of gross sales for the six-month periods ended June 30, 2004. The Company’s two largest suppliers accounted for 77% of gross sales for the six-months periods ended June 30, 2003.

16.

Related party transactions:

During the six-month period, the Company paid $46,241 (June 2003 - $42,743) in consulting fees to two directors/stockholders.

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

(b)

Credit risk and economic dependence:

For the six-month periods ended June 30, 2004, approximately 65% (June 30, 2003 - 58%) of the Company’s sales were made to five unrelated companies. Three customers representing approximately 53% (June 30, 2003 - 48%) of total sales, individually accounted for 12% or more (June 30, 2003 - 10%) of total sales.  The Company regularly monitors its credit risk exposure to these and other customers and takes steps to mitigate the risk of loss.

(c)

Interest rate risk:

The company’s principal exposure to interest rate risk is with respect to its short-term financing which bears interest at floating rates.

18.

Shareholder’s reorganization:

On November 14, 2003, Grand, Grand Toys International Limited, a Hong Kong limited company and a wholly-owned subsidiary of the Company (“Grand HK”), and Centralink Investments Limited, a British Virgin Islands company (“Centralink”), entered into a Subscription and Exchange Agreement which was subsequently amended on March 6, 2004, March 31, 2004, May 31, 2004 and July 26, 2004 (as so amended, the “Subscription and Exchange Agreement”) pursuant to which, among other matters:

The Company will undertake a corporate reorganization pursuant to which the Company and its operating subsidiaries will become subsidiaries of Grand HK, with each issued and outstanding share of Common Stock of Grand being converted into one American Depositary Share (“ADSs”), evidenced by one American Depositary Receipt (ADRs), representing beneficial ownership of one Ordinary Share of Grand HK, and each outstanding option and warrant to purchase the Company’s Common Stock being converted into one option or warrant to purchase Grand HK ADSs representing one Ordinary Share of Grand HK;

Grand HK will acquire from Centralink all of the issued and outstanding capital stock of Playwell International Limited, a Hong Kong limited company (“Playwell”), in exchange for the issuance to Centralink of 5,000,000 Grand HK ADSs representing 5,000,000 Ordinary Shares of Grand HK.  Playwell is a holding company which owns four subsidiaries:  Hong Kong Toy Center Limited, a trading company which manufactures products designed by customers and Playwell branded items; Gatelink Mould Engineering Limited, a manufacturer of moulds for Playwell; Great Wall Alliance Limited, the holder of Playwell trademarks; and Asian World Enterprises Limited, the holder of licenses for Walt Disney Company and Crayola branded products; and

Centralink will also subscribe for 5,000,000 Grand HK ADRs for cash and other consideration totaling $11,000,000.

For accounting purposes Playwell is considered to be the acquirer.  As part of the transaction Playwell has agreed to reimburse the Company for its direct costs related to the transaction which amounted to $804,252 at December 31, 2003, and $1,744,017 at June 30, 2004

A proxy statement/prospectus concerning these transactions was declared effective by the Securities and Exchange Commission on July 29, 2004 and on August 13, 2004, a Special Meeting of Shareholders will be held to vote on the reorganization merger and the issuance of the 10,000,000 Grand HK ADSs to Playwell.

19.

Subsequent event – related party transactions

On July 19, 2004, 225,000 shares were issued upon the exercise of 225,000 warrants held by Mr Ian Bradley, who was an executive of the Company between 2001 and 2002.

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

On November 14, 2003, Grand, Grand Toys International Limited, a Hong Kong limited company and a wholly-owned subsidiary of the Company (“Grand HK”), and Centralink Investments Limited, a British Virgin Islands company (“Centralink”), entered into a Subscription and Exchange Agreement which was subsequently amended on March 6, 2004, March 31, 2004, May 31, 2004 and July 26, 2004 (as so amended, the “Subscription and Exchange Agreement”) pursuant to which, among other matters:

The Company will undertake a corporate reorganization pursuant to which the Company and its operating subsidiaries will become subsidiaries of Grand HK, with each issued and outstanding share of Common Stock of Grand being converted into one American Depositary Share (“ADSs”), evidenced by one American Depositary Receipt (ADRs), representing beneficial ownership of one Ordinary Share of Grand HK, and each outstanding option and warrant to purchase the Company’s Common Stock being converted into one option or warrant to purchase Grand HK ADSs representing one Ordinary Share of Grand HK;

Grand HK will acquire from Centralink all of the issued and outstanding capital stock of Playwell International Limited, a Hong Kong limited company (“Playwell”), in exchange for the issuance to Centralink of 5,000,000 Grand HK ADSs representing 5,000,000 Ordinary Shares of Grand HK.  Playwell is a holding company which owns four subsidiaries:  Hong Kong Toy Center Limited, a trading company which manufactures products designed by customers and Playwell branded items; Gatelink Mould Engineering Limited, a manufacturer of moulds for Playwell; Great Wall Alliance Limited, the holder of Playwell trademarks; and Asian World Enterprises Limited, the holder of licenses for Walt Disney Company and Crayola branded products; and

Centralink will also subscribe for 5,000,000 Grand HK ADRs for cash and other consideration totaling $11,000,000.

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

Major components of selling, general and administrative expenses include: payroll and fringe benefits; advertising expense, which includes the cost of production of television commercials and the cost of air time and royalty expenses.  Royalties include payments by Grand Canada to licensors of character properties and to manufacturers of toy products if such payments are contingent upon subsequent sales of the products.  Royalties are usually a percentage of the price at which the product is sold and are payable once a sale is made.

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

Critical Accounting Policy

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company’s management evaluates its estimates and judgments, including those related to sales reserve for returns and allowances and inventory obsolescence. The Company’s management bases its estimates and judgments on the customer term agreements, historical experience, retail performance of the products sold and on  various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

The Company’s management believes that its critical accounting policy on sales reserves for returns and allowances and inventory obsolescence, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company establishes sales reserves at the time of sale based on the terms indicated in the customer term agreements, historical experience of discounts and returns on related products.  The return of non-defective product occurs infrequently in Canada and the United States, and such returns are usually covered by customer terms agreements, thereby reducing the risk of additional expense. If the defective issue is pervasive to the whole product line, the supplier of the product would be responsible for the excess defective claim over the amount allowed per the term agreement. The financial statement line that would be impacted is net sales as these charges offset gross sales.

Inventory obsolescence is reviewed on a monthly basis. The factors considered include current market prices, the demand for and the seasonality of its products. The Company tailors its purchase of inventory to the rate of sell-through at retail of each item. In addition, the Company does not have purchase commitments to its current vendors. For these reasons, the Company’s management believes that the inventory is fairly stated. If circumstances  should change (i.e. unexpected shift in market demand, pricing, trends etc.), there could be a material impact on the net realizable value of inventory that would impact the results of Grand. The financial statement line that would be impacted is cost of goods sold.

These risks are not specific to the Company and are considered normal business risks.

Results of Operations

The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

For the Three Months Ended June 30, For the Six months ended June 30,
	2004	2003	2004	2003
	%	%	%	%
Net sales	100.00	100.00	100.00	100.00
Cost of goods sold	51.28	53.67	55.43	56.01
Gross profit	48.72	46.33	44.57	43.99
Operating costs and expenses:
General and administrative	18.33	26.60	18.04	22.17
Salaries and fringe benefits	10.67	14.56	11.34	12.23
Royalties	0.77	2.22	0.79	2.32
Bad debt expense	0.42	0.72	0.44	0.53
Depreciation and amortization	0.48	0.67	0.48	0.62
	30.67	44.77	31.09	37.87
Non-operating expense (income)
Interest expense	0.77	1.02	0.73	0.86
Interest revenue	(0.34)	(0.51)	(0.42)	(0.51)
Foreign exchange (gain) loss	0.26	(1.21)	0.32	(1.65)
	31.34	44.07	31.72	36.57
Earnings before income taxes	17.38	2.26	12.85	7.42

Earnings from continuing operations	17.38	2.26	12.85	7.42

Gain on sale of discontinued
operations	-	4.98	-	4.22
Net earnings applicable to common
stockholders	17.38	7.24	12.85	11.64

On a monthly basis management reviews its inventory of products and makes an assessment of its realizable value. The factors considered include current market prices, the demand for and the seasonality of its products. If circumstances change (i.e. unexpected shift in market demand, pricing, trends etc.) there could be a material impact on the net realizable value of inventory.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003:

Net Earnings:

Net earnings for the second quarter of 2004 were $482,284, or $0.09 per share, as compared to a net earnings of $188,491, or $0.07 per share, for the second quarter of 2003.  Without the gain on discontinued operations in the second quarter of 2003, net earnings would have been $58,766, or $ 0.02 per share.

Net earnings increased during the quarter ended June 30, 2004 by $293,793, from $188,491 to $482,284 as a result of increases in FOB commissions and reduction in expenses which were offset by reduced margins as a result of the decrease in sales of the Astrojax product line.

Net Sales:

Net sales increased during the second quarter of 2004 by $172,763, or by 6.64%, to $2,775,237 from $2,602,474 for the second quarter of 2003. Domestic sales decreased due to the leveling off of certain product lines.  This decrease was more than offset by increases in sales of Spiderman and the Art X-press product lines and the increase in commissions on FOB sales.

Gross Profit:

Gross profit for the Company increased during the second quarter of 2004 by $146,341 from $1,205,653 to $1,351,994.  As a percentage of sales, gross profit increased from 46.33% in the second quarter of 2003 to 48.72% in the second quarter of 2004.

Gross profit increased as a result of the increase in FOB commissions in the second quarter of 2004, which is partially offset by the decrease in sales in the second quarter of 2004 of higher margin product lines.

General and Administrative Expenses:

General and administrative expenses decreased by $183,608 to $508,656, in the second quarter of 2004, from $692,264  in the second quarter, of 2003 as a result of a decrease in media advertising and insurance premiums. The decrease is consistent with management’s emphasis on controlling costs.

During the second quarter of 2004, total advertising expense decreased by $158,890 as a result of a decrease in media advertising compared to the second quarter of 2003.

Salaries and Fringe benefits:

Salaries and fringe benefits expenses decreased by 21.88%, from $378,927 for the quarter ended June 30, 2003 to $296,001 for the quarter ended June 30, 2004.

The decrease was a result of a reduction in commission payments to the Company’s sales representatives and also there was no provision for bonus payment in the second quarter of 2004 as compared to the second quarter of 2003.

Royalties Expense:

Royalties expense decreased by 63.09%, from $57,871 for the quarter ended June 30, 2003 to $21,361 for the quarter ended June 30, 2004, as a result of the decrease in the sales of the Astrojax licensed product line.

Bad Debts Expense:

Bad debts expense decreased by $7,311, from $18,848 for the quarter ended June 30, 2003 to $11,537 in the quarter ended June 30, 2004.  The decrease in bad debts expense for the quarter ended June  30, 2004  is explained by the absence of customer bankruptcy costs which were included in the bad debts expense for the quarter ended June 30, 2003.

Foreign Exchange (gain) loss:

As a result of the decline of the Canadian dollar in the second quarter of 2004, the Company reported a foreign exchange loss of $6,971 as compared to a gain of $31,577 in the second quarter of 2003.

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

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

Net Earnings:

Net earnings for the first six months of 2004 were $718,512, or $0.13 per share, as compared to a net earnings of $641,572, or $0.23 per share, for the first six months of 2003. Without the gain on discontinued operations in the first six months of 2003, net earnings would have been $ 408,845 or $0.15 per share.

Net earnings from continuing operations increased by $309,667, from $408,845 to $718,512, as a result of increases in FOB commissions and reduction in expenses, which were offset by reduced margins as a result of the decrease in sales of the Astrojax product line.

Net Sales:

Net sales increased for the first six months of 2004 by $79,129, or by 1.4%, to $5,588,935 from $5,509,806 for the first six months of 2003 due to an increase in commissions received by the Company.

For the six month period ended June 30, 2004, sales increased slightly as a result of the decreased domestic sales due to the leveling off of certain product lines.  These decreases were offset by increases in sales of Spiderman and the Art X-press product line and the receipt of commissions on FOB sales.

Gross Profit:

Gross profit for the Company increased during the first six months of 2004 by $67,620 compared to the first six months of 2003.  As a percentage of sales, gross profit increased from 43.99% in the first six months of 2003 to 44.57% in the first six months of 2004.

During the first six months of 2004, the decrease in the sales of higher margin product lines offset the increase in FOB commissions, resulting in a slight increase in gross profit for the six months ended June 30, 2004 as compared to the first six months of 2003.

General and Administrative Expenses:

The decrease of 17% in general and administrative expenses of $213,280 to $1,008,077 in the first six months of 2004 from $1,221,357 in the first six months of 2003, was due to an overall decrease in overhead accounts as a result of management’s emphasis on controlling costs.

Expense reductions were realized in advertising and insurance expenses. During the first six months of 2004, there was less media advertising and  the Company benefited from a reduction in insurance premiums.

Salaries and Fringe benefits:

Salaries and fringe benefits expenses were reduced by 5.9%, from $673,629 for the six months ended June 30, 2003 to $633,890 for the current period.

The reduction of $39,739 is due to the absence of a provision for bonus payment in 2004.

Royalties Expense:

Royalties expense decreased by 65.38%, from $127,766 for the six months ended June 30, 2003 to $44,235 for the six months ended June 30, 2004, as a result of the decrease in the sales of the Astrojax licensed product.

Bad Debts Expense:

Bad debts expense decreased by $4,973 from $29,449 for the six months ended June 30, 2003 to $24,476 for  the six months ended June 30, 2004.  The decrease in bad debts expense for the six months ended June 30, 2004  is explained by the absence of customer bankruptcy costs which were included in the bad debts expense for the six months ended June 30, 2003.

Foreign Exchange (gain) loss:

As a result of the decline of the Canadian dollar in the first six months of 2004, the Company reported a loss of $17,970 as compared to a gain of $90,720 in the first six months of 2003.

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

For the six-month period ended June 30, 2003, the Company recorded a gain of $232,727. The balance of the gain has been deferred and will be recorded in income on a proportionate basis as the proceeds from the note receivable are received

Liquidity and Capital Resources

The Company generally finances its operations through borrowings under its line of credit facility with Montcap Financial Inc., and by cash flow from operations.  In the past, it has also supplemented those sources through the sales of equity securities.

The Company has a line of credit to finance its inventory and accounts receivable for advances of up to $2,624,082 (CA$3,500,000).The receivable loan has a discount fee of 2.0% and the inventory loan bears interest at Canadian prime plus 7.5%.The agreement is for a period of one year and is renewed automatically, unless prior notice is given by either party.

The loan is secured by a first ranking movable hypothec in the principal amount of $2,999,000 (CA$4,000,000) on the universality of all present and future assets of the Company and the assignment of insurance.  There are no debt covenants or cross-default provisions.

Accounts receivable at June 30, 2004 were $2,093,977 compared to $1,598,907 at December 31, 2003.  The sales were mainly to mass retailers. Inventory at June 30, 2004 increased to $2,049,408 from $1,682,298 at December 31, 2003.

Working capital increased from $3,495,070 at December 31, 2003 to $4,660,578 at June 30, 2004.  Net cash used for operating activities was $1,008,447 in 2004 compared to net cash provided by operating activities of $276,868 in 2003.  Cash for additions to equipment and leasehold improvements was $11,598 in 2004 compared to $2,993 for 2003.

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

Contractual Obligations

The Company has entered into long-term leases with minimum annual rental payments approximately as follows:

The amounts of the operating lease obligations reflect the lease for the premises and the office equipment.

	Less than			More than 5
Contractual Obligations	1 year	1-3 years	3-5 years	years

Operating lease obligations	$167,000	$1,024,000	$574,000	$-

Risk Factors

A few customers account for a large portion of the Company’s net sales and a substantial reduction in or termination of orders from its large customers could adversely affect its business, financial condition and results of operations

The Company’s three largest customers accounted for approximately 53% and 49% of its net sales in the six-month period ended June 30, 2004 and for the year ended December 31, 2003, respectively.  Except for outstanding purchase orders for specific products, the Company does not have written contracts with or commitments from any of its customers.  A substantial reduction in or termination of orders from any of its largest customers could adversely affect its business, financial condition and results of operations.  In addition, pressure by large customers seeking a reduction in prices, financial incentives, a change in other terms of sale or on the Company to bear the risks and the cost of carrying inventory could also adversely affect the Company’s business, financial condition and results of operations.

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

The Company has a history of losses which makes sustained profitability uncertain

Although the Company had net earnings of $718,512 and $1,112,577 for the six-month period ended June 30, 2004 and for the year ended December 31, 2003, it incurred a net loss of $826,848 for the year ended December 31, 2002 and prior to the fiscal year ended December 31, 2003, and had not reported an annual profit since the year ended December 31, 1997.  The Company believes that its return to profitability in 2003 resulted form its recent focus on the distribution of products with higher profit margins and the reduction in expenses.  Although these efforts were successful in the first and second quarter of 2004 and for the year ended December 31, 2003, the Company cannot be sure that its efforts will result in continued profitability on an annual basis in the future.

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

The Company’s management exercises substantial control over its business

As of July 15, 2004, the Company’s directors and executive officers and their affiliates beneficially owned, in the aggregate, 2,087,312 shares of the Company’s common stock, representing approximately 39% of the common stock outstanding.  Accordingly, if these persons act together, they exercise significant control over matters requiring approval of our stockholders, including the election of the Company’s board of directors.

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

(a)

215,214 shares are issuable upon the exercise of currently outstanding options granted under the Company’s Amended and Restated 1993 Stock Option Plan the sale of a portion of which have been registered on a registration statement on Form S-8;

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

New Accounting Pronouncements

The Company has determined that the new pronouncements with effective dates in 2003 will not have an impact on the financial statements.

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

The Company has not voluntarily changed to the fair value based method of accounting.  The improved disclosure was adopted in the Company’s 10-K 2003 and subsequent periods.  The impact of adopting the standard would be what is disclosed under FAS No.123 in the notes to the Company’s Financial Statements.

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

Item 4.

Controls and Procedures.

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in the Company’s internal controls concerning financial reporting during the first and second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II: Other Information

Item 1. Legal proceedings

During the quarter ended June 30, 2004, there were no other material developments to any legal proceedings which have been previously reported by the Company.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)

Exhibits.

31.1	Certification of Stephen Altro pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Tania M. Clarke pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

One report on Form 8-K was filed on May 14, 2004, reporting under item 12, the issuance of a press release announcing the Company’s results for the first quarter of fiscal  2004.

GRAND TOYS INTERNATIONAL, INC.

Signatures

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2004

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

Dated: August 11, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and we have:

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

Date: August 11, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and we have:

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

Date: August 11 , 2004

Exhibit 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen Altro, Acting President and Chief Executive Officer (principal executive officer) of Grand Toys International, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2004 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Stephen Altro Name: Stephen Altro Date: August 11, 2004

Exhibit 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Tania M. Clarke, Chief Financial Officer (principal financial officer) of Grand Toys International, Inc. (the “Registrant”), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2004 of the Registrant (the “Report”):

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Tania M. Clarke Name: Tania M. Clarke Date: August 11, 2004

11182362.02